Form 10-K
period 2017-03-31
SPRINT Corp
filed 2017-05-26
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-K
—————————————————————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
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
—————————————————————
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
Aggregate market value of voting and non-voting common stock equity held by non-affiliates of Sprint Corporation at September 30, 2016 was $4,024,031,142
COMMON STOCK OUTSTANDING AT MAY 22, 2017: 3,990,960,531 shares

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement with respect to the 2017 annual meeting of stockholders

SPRINT CORPORATION

SPRINT CORPORATION
SECURITIES AND EXCHANGE COMMISSION
ANNUAL REPORT ON FORM 10-K
PART I

Item 1.	Business
FORMATION
Sprint Corporation, incorporated in 2012 under the laws of Delaware, is a holding company, with operations conducted by its subsidiaries. Our common stock trades on the New York Stock Exchange (NYSE) under the symbol "S."
On July 10, 2013, SoftBank Corp., which subsequently changed its name to SoftBank Group Corp., and certain of its wholly-owned subsidiaries (together, "SoftBank") completed the merger (SoftBank Merger) with Sprint Nextel Corporation (Sprint Nextel) as contemplated by the Agreement and Plan of Merger, dated as of October 15, 2012 (as amended, the Merger Agreement) and the Bond Purchase Agreement, dated as of October 15, 2012 (as amended, the Bond Agreement). As a result of the SoftBank Merger, Starburst II, Inc. (Starburst II) became the parent company of Sprint Nextel. Immediately thereafter, Starburst II changed its name to Sprint Corporation and Sprint Nextel changed its name to Sprint Communications, Inc. (Sprint Communications). As a result of the completion of the SoftBank Merger in which SoftBank acquired an approximate 78% interest in Sprint Corporation, and subsequent open market stock purchases, SoftBank owned approximately 83% of the outstanding common stock of Sprint Corporation as of March 31, 2017.
OVERVIEW
Sprint Corporation and its subsidiaries is a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of consumers, businesses, government subscribers and resellers. Unless the context otherwise requires, references to "Sprint," "we," "us," "our" and the "Company" mean Sprint Corporation and its consolidated subsidiaries for all periods presented and references to "Sprint Communications" are to Sprint Communications, Inc. and its consolidated subsidiaries. We are a large wireless communications company in the United States, as well as a provider of wireline services. Our services are provided through our ownership of extensive wireless networks, an all-digital global wireline network and a Tier 1 Internet backbone.
We offer wireless and wireline services to subscribers in all 50 states, Puerto Rico, and the U.S. Virgin Islands under the Sprint corporate brand, which includes our retail brands of Sprint®, Boost Mobile®, Virgin Mobile®, and Assurance Wireless® on our wireless networks utilizing various technologies including third generation (3G) code division multiple access (CDMA), and fourth generation (4G) services utilizing Long Term Evolution (LTE). We utilize these networks to offer our wireless subscribers differentiated products and services through the use of a single network or a combination of these networks.
Our Business Segments
We operate two reportable segments: Wireless and Wireline. For additional information regarding our segments, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and also refer to the Notes to the Consolidated Financial Statements.
Wireless
We offer wireless services on a postpaid and prepaid payment basis to retail subscribers and also on a wholesale basis, which represents the sale of wireless services that utilize the Sprint network but are sold under the wholesaler's brand.
Postpaid
In our postpaid portfolio, we offer several price plans for both consumer and business subscribers. Many of our price plans include unlimited talk, text and data or allow subscribers to purchase monthly data allowances. We also offer family plans that include multiple lines of service under one account. We currently offer these plans with subsidy, installment billing or leasing programs. The subsidy program requires a service contract and allows for a subscriber to purchase a handset at a discount for a new line of service. Our installment billing program does not require a service contract and offers service plans at lower monthly rates compared to subsidy plans, but requires the subscriber to pay full or near full price for the handset over monthly installments. Our leasing program also does not require a service contract, provides for service plans at lower monthly rates compared to subsidy plans and allows qualified subscribers to lease a device and make payments for use of the device over the term of the lease. At the end of the lease term, the subscriber can either turn in the device, continue leasing the device or purchase the device. The terms of our installment billing and lease contracts require that customers maintain service otherwise the balance of the note is due or they are in default under their lease respectively. See "Item 1A. Risk Factors—Subscribers who purchase a device on a financing basis are no longer required to sign a fixed-term service contract, which could result in higher churn, and higher bad debt expense" and "—Because we lease devices to subscribers, our device leasing program exposes us to risks, including those related to the actual residual value realized on returned devices, higher churn and increased losses on devices."
Prepaid
Our prepaid portfolio currently includes multiple brands, each designed to appeal to specific subscriber uses and demographics. Sprint prepaid primarily serves as a complementary offer to our Sprint postpaid offer for those subscribers who want plans that are affordable, simple and flexible without a long-term commitment. Boost Mobile primarily serves subscribers that are looking for value without data limits. Virgin Mobile primarily serves subscribers that are looking to optimize spend but need solutions that offer control, flexibility and connectivity through various plans with high speed data options. Virgin Mobile is also designated as a Lifeline-only Eligible Telecommunications Carrier in certain states and provides service for the Lifeline program under our Assurance Wireless brand. Assurance Wireless provides eligible subscribers who meet income requirements or are receiving government assistance with a free wireless phone, 350 free local and long distance voice minutes each month and unlimited free texts under the Lifeline Program. The Lifeline Program requires applicants to meet certain eligibility requirements and existing subscribers must recertify as to those requirements annually.
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
Products
Our services are provided using a broad array of devices, applications and services that run on these devices to meet the growing needs of subscriber mobility. Our device portfolio includes many cutting edge handsets from various original equipment manufacturers as well as hotspots, which allow the connection of multiple Wi-Fi enabled devices to the Sprint platform and embedded tablets and laptop devices. Prior to commencing our installment billing and leasing programs, we historically sold devices at prices below our cost in response to competition to attract new subscribers and as retention inducements for existing subscribers. Subscribers also have the option to purchase eligible devices through our installment billing program, or to lease eligible devices through our leasing program. In addition, we sell accessories, such as carrying cases, hands-free devices and other items to subscribers, and we sell devices and accessories to agents and other third-party distributors for resale.

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
Sales, Marketing and Customer Care
We focus the marketing and sales of wireless services on targeted groups of retail subscribers: individual consumers, businesses and government.
We use a variety of sales channels to attract new subscribers of wireless services, including:

•	direct sales representatives whose efforts are focused on marketing and selling wireless services;

•	retail outlets, owned and operated by us, that focus on sales to the small business and consumer markets;

•
indirect sales agents and third-party retailers that primarily consist of local and national non-affiliated dealers and independent contractors that market and sell services to businesses and the consumer market, and are generally paid through commissions; and

•	subscriber-convenient channels, including Internet sales and telesales.
We market our postpaid services under the Sprint brand. We market our prepaid services under the Sprint, Boost Mobile, Virgin Mobile, and Assurance Wireless brands as a means to provide value-driven prepaid service plans. Our wholesale customers are resellers of our wireless services rather than end-use subscribers and market their products and services using their own brands.
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
Competition
We believe that the market for wireless services has been and will continue to be characterized by competition on the basis of price, the types of services and devices offered and quality of service. We compete with a number of wireless carriers, including three other national wireless companies: AT&T, Verizon Wireless and T-Mobile. Our prepaid services compete with a number of carriers and resellers, which offers competitively-priced calling plans that include unlimited local calling. AT&T, T-Mobile and Verizon Wireless offer competitive prepaid services and wholesale services to resellers. Competition may intensify as a result of mergers and acquisitions, as new firms enter the market, and as a result of the introduction of other technologies, the availability of additional commercial spectrum bands, such as the 600 megahertz (MHz) band, the AWS-3 band and the AWS-4 band, and the potential introduction of new services using unlicensed spectrum. Wholesale services and products also contribute to increased competition. In some instances, resellers that use our network and offer similar services compete against our offerings. The wireless industry also faces competition from other communications, cable and technology companies seeking to increase their brand recognition and capture customer revenue with respect to the provision of wireless products and services, in addition to non-traditional offerings in mobile data. For example, Comcast and Charter recently announced a cooperation agreement with respect to their wireless businesses, and Microsoft, Google, Apple and others are offering alternative means for making wireless voice calls that, in certain cases, can be used in lieu of the wireless provider’s voice or text services, as well as alternative means of accessing video content.
Most markets in which we operate have high rates of penetration for wireless services, thereby limiting the growth of subscribers of wireless services. In addition to attracting new subscribers, particularly in less saturated growth markets such as those with non-traditional data demands, it has become increasingly important to retain existing subscribers as the wireless market has matured. Wireless carriers also try to appeal to subscribers by offering certain devices at prices lower than their acquisition cost, which we refer to as our traditional subsidy program. We may offer higher cost devices at greater discounts than our competitors, with the expectation that the loss incurred on the cost of the device will be offset by future service revenue. Wireless carriers now also offer plans that allow subscribers to purchase a device at or near full retail price or lease a device in exchange for lower monthly service fees, early upgrade options, or both. AT&T, Verizon Wireless and T-Mobile also offer programs that include an option to purchase a device using an installment billing program. Our installment billing and device leasing programs do not require a service contract, provide for service plans at lower monthly rates compared to the traditional subsidy program and allow qualified subscribers to either purchase a device by paying monthly installments generally over 24 months or lease a device and make payments for the use of the device over the term of the lease. At the end of the lease term, the subscriber has the option to turn in their device, continue leasing their device, or purchase the device. See "Item 1A. Risk Factors—If we are not able to retain and attract profitable wireless subscribers, our financial performance will be impaired" and "—Because we lease devices to subscribers, our device leasing program exposes us to risks including those related to the actual residual value realized on returned devices, higher churn and increased losses on devices" and "—Subscribers who purchase a device on a financing basis are not required to sign a fixed-term service contract, which could result in higher churn, and higher bad debt expense."
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
We continue to assess the portfolio of services provided by our Wireline business and are focusing our efforts on IP-based data services and de-emphasizing stand-alone voice services and non-IP-based data services. However, we continue to provide stand-alone voice services primarily to business subscribers. Our Wireline segment markets and sells its services primarily through direct sales representatives.
Competition
Our Wireline segment competes with AT&T, Verizon Communications, CenturyLink, other major local incumbent operating companies and cable operators, as well as a host of smaller competitors in the provision of wireline services. Over the past few years, our voice services have experienced an industry-wide trend of lower revenue from lower prices and increased competition from other wireline and wireless communications companies, as well as cable multiple system operators, Internet service providers, and other general contracting IT companies.
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
Legislative and Regulatory Developments
Overview
Communications services are subject to regulation at the federal level by the Federal Communications Commission (FCC) and in certain states by public utilities commissions (PUCs). Since the SoftBank Merger, we have been subject to regulatory conditions imposed by the Committee on Foreign Investment in the United States (CFIUS) pursuant to a National

Security Agreement (NSA) among SoftBank, Sprint, the Department of Justice, the Department of Homeland Security and the Department of Defense (the latter three collectively, the USG Parties). Other federal agencies, such as the Federal Trade Commission (FTC) and Consumer Financial Protection Bureau (CFPB), have also asserted jurisdiction over our business.
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
Regulation and Wireless Operations
The FCC regulates the licensing, construction, operation, acquisition and sale of our wireless operations and wireless spectrum holdings. FCC requirements impose operating and other restrictions on our wireless operations that increase our costs. The FCC does not currently regulate rates for services offered by commercial mobile radio service (CMRS) providers, and states are legally preempted from regulating such rates and entry into any market, although states may regulate other terms and conditions. The Communications Act of 1934 (Communications Act) and FCC rules also require the FCC's prior approval of the assignment or transfer of control of an FCC license, although the FCC's rules permit spectrum lease arrangements for a range of wireless radio service licenses, including our licenses, with FCC oversight. Approval from the FTC and the Department of Justice, as well as state or local regulatory authorities, also may be required if we sell or acquire spectrum interests. The FCC sets rules, regulations and policies to, among other things:

•	grant and renew licenses in the 800 MHz, 1.9 gigahertz (GHz) and 2.5 GHz bands;

•	rule on assignments and transfers of control of FCC licenses, and leases covering our use of FCC licenses held by other persons and organizations;

•	govern the interconnection of our networks with other wireless and wireline carriers;

•	establish access and universal service funding provisions;

•	impose rules related to unauthorized use of and access to subscriber information;

•	impose fines and forfeitures for violations of FCC rules;

•	regulate the technical standards governing wireless services; and

•	impose other obligations that it determines to be in the public interest.
We hold 800 MHz, 1.9 GHz and 2.5 GHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. We also hold FCC point-to-point microwave licenses that enable us to provide backhaul for our wireless network.
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

2.5 GHz License Conditions
We hold licenses for or lease spectrum located within the 2496 to 2690 MHz band, commonly referred to as the 2.5 GHz band, which is designated for the Broadband Radio Service (BRS) and the Educational Broadband Service (EBS). Most BRS and EBS licenses are allocated to specific, relatively small geographic service areas. Other BRS licenses provide for one of 493 separate BTAs. Under current FCC rules, we can access BRS spectrum either through outright ownership of a BRS license issued by the FCC or through a leasing arrangement with a BRS license holder. The FCC rules generally limit eligibility to hold EBS licenses to accredited educational institutions and certain governmental, religious and nonprofit entities, but permit those license holders to lease up to 95% of their capacity for non-educational purposes. Therefore, we primarily access EBS spectrum through long-term leasing arrangements with EBS license holders. Our EBS spectrum leases typically have an initial term equal to the remaining term of the EBS license, with an option to renew the lease for additional terms, for a total lease term of up to 30 years. Our leases are generally transferable, assuming we obtain required governmental approvals. Achieving optimal broadband network speeds, capacity and coverage using 2.5 GHz spectrum relies in significant part on operationalizing a complex mixture of BRS and EBS spectrum licenses and leases in the desired service areas, which is subject to the EBS licensing limitations described above and the technical limitations of the frequencies in the 2.5 GHz range.
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
The minimum cash obligation is $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The letter of credit was initially $2.5 billion, but has been reduced during the course of the proceeding to $165 million as of March 31, 2017. Since the inception of the program, we have incurred payments of approximately $3.5 billion directly attributable to our performance under the Report and Order. When incurred, substantially all costs are accounted for as additions to FCC licenses with the remainder as property, plant and equipment. Although costs incurred through March 31, 2017 have exceeded $2.8 billion, not all of those costs have been reviewed and accepted as eligible by the FCC's transition administrator.
Completion of the 800 MHz band reconfiguration was initially required by June 26, 2008 and public safety reconfiguration is complete across the country with the exception of the States of Arizona, California, Texas and New Mexico. The FCC continues to grant the remaining 800 MHz public safety licensees additional time to complete their band reconfigurations which, in turn, delays our access to our 800 MHz replacement channels in these areas, which are all along the U.S. - Mexico border. In the non-border impacted areas where band reconfiguration is complete, Sprint has received its replacement spectrum in the 800 MHz band and Sprint is deploying 3G CDMA and 4G LTE on this spectrum in combination with its spectrum in the 1.9 GHz and 2.5 GHz bands.
911 Services
Pursuant to FCC rules, CMRS providers, including us, are required to provide enhanced 911 (E911) services that deliver the location of the cell site from which a 911 call is being made or the location of the subscriber's handset using latitude and longitude, depending upon the capabilities of the requesting public safety answering point (PSAP). The FCC has also imposed enhanced location accuracy standards for the provision of wireless 911 services indoors and these requirements impose additional costs on Sprint. CMRS providers are also now required to provide text-to-911 services upon request by a capable PSAP.
Cybersecurity
Cybersecurity continues to receive attention at federal, state and local government levels. Congress has passed and continues to consider various forms of cybersecurity legislation to increase the security and resiliency of the nation's digital infrastructure and several federal agencies are examining cybersecurity matters. Legislation or regulation imposing new obligations related to cybersecurity may impose additional costs on Sprint. See "Item 1A. Risk Factors—Our reputation and business may be harmed and we may be subject to legal claims if there is a loss, disclosure, misappropriation of, unauthorized access to, or other security breach of our proprietary or sensitive information."

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
State and Local Regulation
While the Communications Act generally preempts state and local governments from regulating entry of, or the rates charged by, wireless carriers, certain state PUCs and local governments regulate infrastructure siting, customer billing, termination of service arrangements, advertising, certification of operation, use of handsets when driving, service quality, sales practices, management of customer call records and protected information and many other areas. Also, state attorneys general may bring lawsuits related to the sales practices and services of wireless carriers. Varying practices among the states may make it more difficult for us to implement national sales and marketing programs. States also may impose their own universal service support requirements on wireless and other communications carriers, similar to the contribution requirements that have been established by the FCC, and some states are requiring wireless carriers to help fund additional programs, including the implementation of E911 and the provision of intrastate relay services for consumers who are hearing impaired. We anticipate that these trends will continue to require us to devote legal and other resources to work with the states to respond to their concerns while attempting to minimize any new regulation and enforcement actions that could increase our costs of doing business.
Regulation and Wireline Operations
Competitive Local Service
The Telecommunications Act of 1996 (Telecom Act), which was the first comprehensive update of the Communications Act, was designed to promote competition, and it eliminated legal and regulatory barriers for entry into local and long distance communications markets. It also required incumbent local exchange carriers (ILECs) to allow resale of specified local services at wholesale rates, negotiate interconnection agreements, provide nondiscriminatory access to certain unbundled network elements and allow co-location of interconnection equipment by competitors. The rules implementing the Telecom Act continue to be interpreted by the courts, state PUCs and the FCC, and Congress is considering possible changes to the Telecom Act. Further restrictions on the pro-competition aspects of the Telecom Act could adversely affect Sprint’s operations.
International Regulation
The wireline services we provide outside the U.S. are subject to the regulatory jurisdiction of foreign governments and international bodies. In general, we are required to obtain licenses to provide wireline services and comply with certain government requirements.
Other Regulations
Network Neutrality
On February 26, 2015, the FCC issued an order reclassifying broadband Internet access service as a telecommunications service subject to Title II of the Communications Act and promulgated new net neutrality rules applicable to both mobile and fixed service providers. The rules prohibit: (1) blocking of lawful content, applications, services and non-harmful devices; (2) impairing or degrading Internet traffic on the basis of content, application, or service, or use of a non-harmful device; and (3) prioritization or favoring of some network traffic over other traffic either in exchange for consideration (monetary or otherwise) from a third party, or to benefit an affiliated entity. All of these prohibitions are subject to a "reasonable network management" exception. The rules also include a “transparency” rule that requires us to disclose information about our commercial terms, performance characteristics, and network practices. In addition, the order established a future conduct rule, to be applied on a case by case basis, prohibiting broadband Internet access providers from unreasonably interfering with or disadvantaging end users’ ability to use the Internet to access lawful content, applications, service, or devices of their choice, or edge providers’ ability to make such content applications, services, or devices available to end users. FCC Chairman Pai recently announced his intention to initiate a proceeding to reconsider the application of these rules to broadband Internet access services. Depending upon the interpretation and application of these rules, we may incur additional costs or be limited in the services we can provide.
Truth in Billing and Consumer Protection
The FCC's Truth in Billing rules require both wireline and wireless telecommunications carriers, such as us, to provide full and fair disclosure of all charges on their bills, including brief, clear, and non-misleading plain language descriptions of the services provided. In addition, the FCC regularly opens proceedings or conducts investigations to address consumer protection issues (i.e., cramming). Depending upon FCC or individual state proceedings in these areas, our billing and customer service costs could increase.
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
The FCC also recently concluded a proceeding to consider whether special access pricing rules need to be changed, and whether the terms and conditions governing the provision of special access are just and reasonable. The resulting order largely deregulates the business data services or special access market, including both Ethernet and TDM services. These actions may increase Sprint's costs of providing service as they are implemented.
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
The Lifeline program is included within the USFs. Virgin Mobile was designated as a Lifeline-only Eligible Telecom Carrier (ETC) in 42 jurisdictions as of March 31, 2017, and provides service under our Assurance Wireless brand. As a Lifeline provider, Assurance Wireless receives support from the USF. Changes in the Lifeline program, including adoption of minimum service standards and the phase-out of Lifeline support for standalone voice service, and enforcement actions by the FCC and other regulatory/legislative bodies could negatively impact growth in the Assurance Wireless and wholesale subscriber base and/or the profitability of the Assurance Wireless and wholesale business overall. The decline in standalone voice support, which is expected to begin in December 2019 and will decline annually for all existing subscribers through December 2021, may be offset by the expansion of the Lifeline program to include support for broadband service.
Electronic Surveillance Obligations
The Communications Assistance for Law Enforcement Act (CALEA) requires telecommunications carriers in the United States, including us, to modify equipment, facilities and services to allow for authorized electronic surveillance based on either industry or FCC standards. Our CALEA obligations have been extended to data and VoIP networks, and we comply with these requirements. Certain laws and regulations require that we assist various government agencies with electronic surveillance of communications and provide records concerning those communications. We do not disclose customer information to the government or assist government agencies in electronic surveillance unless we have been provided a lawful request for such information. If our obligations under these laws and regulations were to change or were to become the focus of any inquiry or investigation, it could require us to incur additional costs and expenses, which could adversely affect our financial condition or results of operation. Certain non-U.S. laws and regulations also require that we comply with requirements to assist non-U.S. government agencies with electronic surveillance of communications and provide records concerning those communications.
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
Our Code of Ethics, the Sprint Code of Conduct (Code of Conduct), our Corporate Governance Guidelines and the charters of the following committees of our board of directors: the Audit Committee, the Compensation Committee, the Finance Committee, and the Nominating and Corporate Governance Committee may be accessed free of charge on our website at the following address: www.sprint.com/governance. Copies of any of these documents can be obtained free of charge by writing to: Sprint Shareholder Relations, 6200 Sprint Parkway, Mailstop KSOPHF0302-3B679, Overland Park, Kansas 66251 or by email at shareholder.relations@sprint.com. If a provision of the Code of Conduct required under the NYSE corporate governance standards is materially modified, or if a waiver of the Code of Conduct is granted to a director or executive officer, a notice of such action will be posted on our website at the following address: www.sprint.com/governance. Only the Audit Committee may consider a waiver of the Code of Conduct for an executive officer or director.
Employee Relations
As of March 31, 2017, we had approximately 28,000 employees.
Executive Officers of the Registrant
The following people were serving as our executive officers as of May 26, 2017. These executive officers were elected to serve until their successors have been elected. There is no familial relationship between any of our executive officers and directors.

Name	Business Experience	Current Position Held Since	Age
Marcelo Claure	President and Chief Executive Officer. Mr. Claure was named President and CEO, effective August 11, 2014, and has served on the Sprint board of directors since January 2014. Prior to this, he was CEO of Brightstar, a company he founded in 1997 and grew from a small Miami-based distributor of mobile devices into a global business with more than $10 billion in gross revenue for the year ended 2013. Mr. Claure serves as vice chairman of the board of directors of CTIA-The Wireless Association. He also is a member of the board of directors of My Brother’s Keeper Alliance.	2014	46

Name	Business Experience	Current Position Held Since	Age
Tarek Robbiati
Chief Financial Officer. Mr. Robbiati was appointed Chief Financial Officer in August 2015. From January 2013 until August 2015, Mr. Robbiati served as Chief Executive Officer and Managing Director of FlexiGroup Limited in Australia, where he oversaw all segments of the company and reported to the board of directors. From December 2009 until December 2012, Mr. Robbiati was Group Managing Director and Regional President of Telstra International Group, where he oversaw all operating and financial aspects of the telecommunications company. From December 2009 until December 2012, Mr. Robbiati was Executive Chairman of Hong Kong CSL Limited (“CSL”), a subsidiary of Telstra Corporation Limited, and from July 2007 until May 2010, Mr. Robbiati served as the Chief Executive Officer of CSL, during which time he spearheaded and implemented transformation strategies and strengthened CSL's position as a Market Leader in Hong Kong.
		2015	51
Guenther Ottendorfer
Chief Operating Officer, Technology. Mr. Ottendorfer was appointed Chief Operating Officer, Technology in August 2015. He is responsible for overseeing Sprint’s network, technology, product development, and IT organizations, including related strategy, network operations and performance, as well as partnerships with network, technology and IT vendors. From September 2013 until April 2015, he served as Group CTO at Telekom Austria Group, where he was responsible for driving major wireless expansion, convergence and network function virtualization projects across the countries of the group. From January 2011 until July 2013, Mr. Ottendorfer served as Managing Director - Networks at Optus Singtel, Australia's second largest telecommunications provider with over 11 million customers in cable, fixed, mobile and satellite networks, where he was responsible for the day-to-day running of all Optus networks.
		2015	48
Nestor Cano
Chief Operating Officer. Mr. Cano was appointed Chief Operating Officer effective February 2, 2017. Mr. Cano is responsible for delivering operational excellence, driving further expense reductions, and strengthening systems and processes across the business. From June 2007 until January 2017 Mr. Cano served as President, Europe of Tech Data Corporation, which is one of the world’s largest wholesale distributors of technology products. Mr. Cano also held other senior executive roles at Tech Data Corporation, where he helped fix management processes and controls to drive the best-ever profits in the Tech Data Corporation’s European operations.

		2017	53
Kevin Crull
President, Omnichannel Sales. Mr. Crull was appointed President, Omnichannel Sales in November 2016, and previously served as both President of the Central and Northeast regions and Chief Marketing Officer since his arrival at Sprint in May 2015. Mr. Crull is responsible for Direct Sales, Indirect Sales and Digital Sales/Marketing, Postpaid Distribution, Omnichannel Operations, Omnichannel Customer Experience and Customer Management. From October 2010 until April 2015, Mr. Crull served as the Chief Operating Officer and then President of Bell Media, Canada’s largest media and broadcasting company.

		2016	52
Roger Sole
Chief Marketing Officer. Mr. Sole was appointed Chief Marketing Officer in January 2016. From May 2015 until December 2015, Mr. Sole served as Senior Vice President of Marketing, Innovation, and Hispanic Market. From August 2011 until May 2015, Mr. Sole served as the Chief Marketing Officer of TIM Brasil. Under his leadership, TIM Brasil, Telecom Italia's mobile carrier in Brazil, emerged as one of that country’s fastest growing mobile operators by introducing new offers and services and providing innovative ways for customers to get new smartphones. Mr. Sole helped grow TIM Brasil to become the top seller of smartphones in Brazil with a 40% market share and nearly 75 million customers.
		2016	43

Name	Business Experience	Current Position Held Since	Age
Dow Draper
President - Sprint Prepaid Group. Mr. Draper was appointed President - Sprint Prepaid Group in October 2016. Since his arrival at Sprint in September 2013, Mr. Draper served as President - Global Wholesale and Prepaid Services and in May 2016, Mr. Draper was temporarily appointed as CEO of Virgin Mobile USA returning to his current role as President - Sprint Prepaid Group in October 2016. Mr. Draper manages the sales and marketing for Sprint's prepaid brands, Virgin Mobile USA, Boost Mobile and Assurance Wireless. From 2009 through September 2013, he was Senior Vice President and General Manager of Retail for CLEAR, the retail brand of Clearwire Corporation, where he oversaw the brand's sales, marketing, customer care and product development. Before joining Clearwire Corporation, Mr. Draper held various roles at Alltel Wireless, including senior vice president of Voice & Data Solutions and senior vice president of Financial Planning and Analysis. He has also held various roles at Western Wireless and McKinsey & Company.
		2016	47
Yuriko Ishihara	Chief Strategy Officer. Ms. Ishihara was appointed to her position in April 2017. In this role, she oversees various strategic, regulatory, and operational matters and provides advice to senior management on various matters. Prior to joining Sprint, Ms. Ishihara served as GM, Global Business (Sprint) at SoftBank Group Corp. from July 2015 to April 2017, Vice President of SoftBank Mobile from June 2013 until April 2017, and GM - Corporate Planning at SoftBank Mobile from January 2003 until May 2013.	2017	53
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
		2016	51
Paul Schieber, Jr.
Controller. Mr. Schieber was appointed Controller in December 2013. Mr. Schieber previously served in various positions at Sprint since 1991. Most recently, he served as Vice President, Access and Roaming Planning, where he was responsible for managing Sprint's roaming costs as well as its wireless and wireline access costs. Prior to that, Mr. Schieber held various leadership roles in Sprint's Finance organization including heading Sprint's internal audit function as well as serving in various Vice President - Finance roles. He was also a director in Sprint's Tax department and a director on its Mergers and Acquisitions team. Before joining Sprint, Mr. Schieber was a senior manager with the public accounting firm Ernst & Young, where he worked as an auditor and a tax consultant. In addition, he served as corporate controller for a small publicly held company.
		2013	59

Item 1A.	Risk Factors
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
Our success is based on our ability to retain current subscribers and attract new subscribers. If we are unable to attract and retain profitable wireless subscribers, our financial performance will be impaired, and we could fail to meet our financial obligations. From January 1, 2008 through March 31, 2017, we have experienced an aggregate net decrease of approximately 11.0 million subscribers in our total retail postpaid subscriber base (excluding the impact of our acquisitions).
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

•	actual or perceived quality and coverage of our network;

•	public perception about our brands;

•	our ability to anticipate, develop, and deploy new or enhanced technologies, products, and services that are attractive to existing or potential subscribers;

•	our ability to continue to access spectrum and acquire additional spectrum capacity; and

•	our ability to maintain our current MVNO relationships and to enter into new MVNO arrangements.
Our ability to retain subscribers may be negatively affected by industry trends related to subscriber contracts. Recently, we have seen aggressive customer acquisition efforts by our competitors. For example, most service providers, including us, are offering wireless service plans without any long-term commitment. Furthermore, some service providers are reimbursing contract termination fees, including paying off the outstanding balance on devices, incurred by new customers in connection with such customers terminating service with their current wireless service providers. Our competitors’ aggressive customer contract terms, such as those described above, could negatively affect our ability to retain subscribers and could lead to an increase in our churn rates if we are not successful in providing an attractive product, price, and service mix, which could adversely affect our operating results.
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
Moreover, we and our competitors continue to gain a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers. To the extent we cannot compete effectively for new subscribers or if we attract more subscribers that are not creditworthy, our revenues and results of operations could be adversely affected.
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

If we fail to provide a competitive network, our ability to provide wireless services to our subscribers, to attract and retain subscribers, and to maintain and grow our subscriber revenues could be adversely affected. For example, achieving optimal broadband network speeds, capacity, and coverage using 2.5 GHz spectrum relies in significant part on operationalizing a complex mixture of BRS and EBS spectrum licenses and leases in the desired service areas. We primarily access EBS spectrum through long-term leasing arrangements with EBS license holders. The EBS is subject to licensing limitations and the technical limitations of the frequencies in the 2.5 GHz range. See "Item 1. Business-Legislative and Regulatory Developments-Regulation and Wireless Operations-2.5 GHz License Conditions." If we are unable to operationalize this mixture of licenses and leases, our targeted network modernization goals could be adversely affected.
Using new and sophisticated technologies on a very large scale entails risks. For example, deployment of new technologies from time to time has adversely affected, and in the future may adversely affect, the performance of existing services on our network and result in increased churn or failure to attract wireless subscribers. Should implementation of our modernized network, which also includes expanding our network through densification using both macro sites and small cells, fail, be delayed or result in incurring costs in excess of expected amounts, our margins could be adversely affected and such effects could be material. Should the delivery of services expected to be deployed on our modernized network be delayed due to technological constraints or changes, performance of third-party suppliers, regulatory restrictions, including zoning and leasing restrictions, or permit issues, subscriber dissatisfaction, or other reasons, the cost of providing such services could become higher than expected, ultimately increasing our cost to subscribers and resulting in decreases in net subscribers or our margins, or both, which would adversely affect our revenues, profitability, and cash flow from operations.
Our high debt levels and restrictive debt covenants could negatively impact our ability to access future financing at attractive rates or at all, which could limit our operating flexibility and ability to repay our outstanding debt as it matures.
As of March 31, 2017, our consolidated principal amount of indebtedness was $40.8 billion, and we had $1.8 billion of undrawn borrowing capacity under the secured revolving bank credit facility. Our high debt levels and debt service requirements are significant in relation to our revenues and cash flow, which may reduce our ability to respond to competition and economic trends in our industry or in the economy generally. Our high debt levels and debt service requirements may also limit our financing options as a result of the restrictions placed on certain of our assets in our recent financing transactions. In addition, certain agreements governing our indebtedness impose operating restrictions on us, subject to exceptions, including our ability to:

•	pay dividends;

•	create liens on our assets;

•	receive dividend or other payments from certain of our subsidiaries;

•	enter into transactions with affiliates; and

•	engage in certain asset sale or business combination transactions.
Our secured revolving bank credit facility and other financing facilities also require that we maintain certain financial ratios, including a leverage ratio, which could limit our ability to incur additional debt. Our failure to comply with our debt covenants would trigger defaults under those obligations, which could result in the maturities of those debt obligations being accelerated and could in turn result in cross defaults with other debt obligations. If we are forced to refinance our debt obligations prior to maturity on terms that are less favorable or if we were to experience difficulty in refinancing the debt prior to maturity, our results of operations or financial condition could be materially harmed. In addition, our recent asset-backed financings could subject us to an increased risk of loss of assets secured under those facilities. We continue to expect to rely on asset-backed financings as a source of funds, however, there can be no assurance that we will be able to continue to do so. For instance, although we have leveraged certain of our spectrum assets as collateral in an asset-backed financing transaction, certain limitations such as our leasing arrangements on 2.5 GHz spectrum may significantly reduce our ability to further leverage our spectrum. Limitations on our ability to obtain suitable financing when needed, or at all, or a failure to execute on our cost-reduction initiatives, could result in an inability to continue to expand our business, timely execute network modernization plans, and meet competitive challenges.
Subscribers who purchase a device on a financing basis are not required to sign a fixed-term service contract, which could result in higher churn and higher bad debt expense.
Our service plans allow certain subscribers to purchase or finance the use of an eligible device under an installment or lease contract payable generally over a period of up to 24 months. Subscribers who take advantage of these plans are not required to sign a fixed-term service contract to obtain postpaid service; rather, their service is provided on a month-to-month basis with no early termination fee. These service plans may not meet our subscribers’ or potential subscribers’ needs, expectations, or demands. In addition, subscribers on these plans can discontinue their service at any time without penalty, other than the obligation of any residual commitment they may have for unpaid service or for amounts due under the installment contract for the device. We could experience a higher churn rate than we expect due to the ability of subscribers to more easily change service providers, which could adversely affect our results of operations. Our operational and financial performance may be adversely affected if we are unable to grow our customer base and achieve the customer penetration levels that we anticipate with this business model.
Because our lease and installment billing contracts permit customers to pay for devices over time, we maintain a certain level of debt to support our investment in these contracts. We fund our customer device financing activities through a combination of cash on hand and proceeds from monetizing customer receivables and leased devices.
In addition, subscribers who have financed their devices through installment billing plans have the option to pay for their devices in installments generally over a period of up to 24 months. This program subjects us to increased risks relating to consumer credit issues, which could result in increased costs, including increases to our bad debt expense and write-offs of installment billing receivables. These arrangements may be particularly sensitive to changes in general economic conditions, and any declines in the credit quality of our subscriber base could have a material adverse effect on our financial position and results of operations.
Because we lease devices to subscribers, our device leasing program exposes us to risks, including those related to the actual residual value realized on returned devices, higher churn and increased losses on devices.
We also lease devices to certain of our subscribers. Our financial condition and results of operations depend, in part, on our ability to appropriately assess the credit risk of our lease subscribers and the ability of our lease subscribers to perform under our device leases. In addition to monthly lease payments, we expect to realize economic benefit from the estimated residual value of a leased device, which is the estimated value of a leased device at the time of the expiration of the lease term. Changes in residual value assumptions made at lease inception would affect the amount of depreciation expense and the net amount of equipment under operating leases. If estimated residual values, in the aggregate, significantly decline due to economic factors, obsolescence, or other circumstances, we may not realize such residual value, which could have a material adverse effect on our financial position and results of operations. We may also suffer negative consequences including increased costs and increased losses on devices as a result of a lease subscriber default, the related termination of a lease, and the attempted repossession of the device, including failure of a lease subscriber to return a leased device at the end of the lease. Sustained failure of subscribers to return leased devices could also negatively impact our ability to obtain financing based on leased devices in the future. In addition, subscribers who lease a device are not required to sign a fixed-term service contract, which could result in higher churn, and increased losses on devices.
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
The FCC, FTC, CFPB, and other federal, state and local, as well as international, governmental authorities assert jurisdiction over our business and could adopt regulations or take other actions that would adversely affect our business prospects or results of operations.
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
The FCC uses its transactional "spectrum screen" to identify prospective wireless transactions that may require additional competitive scrutiny. If a proposed transaction would exceed the spectrum screen threshold, the FCC undertakes a more detailed analysis of relevant market conditions in the impacted geographic areas to determine whether the transaction would reduce competition without offsetting public benefits. The screen includes substantial portions of the 2.5 GHz band previously excluded from the screen and that are licensed or leased to Sprint in numerous markets. As a result, future Sprint spectrum acquisitions may exceed the spectrum screen trigger for additional FCC review. Such additional review could extend the duration of the regulatory review process and there can be no assurance that such transactions will ultimately be completed in whole or in part.
Over the past few years, the FCC and other federal and state agencies have engaged in increased regulatory and enforcement activity as well as investigations of the industry generally. Enforcement activities or investigations could make it more difficult and expensive to operate our business, and could increase the costs of our wireless operations. In addition, we may offer products that include highly regulated financial services, which subject us to additional state and federal regulations. The costs to comply with such regulations and failure to remain compliant with such regulations could adversely affect our results of operations.
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
The Company recruits professionals, including senior management, on a global basis to work in the U.S. and, therefore, must comply with the U.S. immigration and work permit/visa laws and regulations. An inability to obtain sufficient work permits/visas due to the impact of these regulations, including any changes to immigration and work permit/visa regulations in the U.S., could have a material adverse effect on the Company's business, results of operations and financial condition.
Competition, industry consolidation, effectiveness of our cost optimization efforts, and technological changes in the market for wireless services could negatively affect our operations, resulting in adverse effects on our revenues, cash flows, growth, and profitability.
We compete with a number of other wireless service providers in each of the markets in which we provide wireless services. Competition is expected to continue to increase as additional spectrum, including the recent auction of 600 MHz spectrum, is made available for commercial wireless services, and we have experienced and expect to continue to experience an increased customer demand for data usage on our network. Competition in pricing, service, and product offerings may adversely impact subscriber retention and our ability to attract new subscribers. A decline in the average revenue per subscriber coupled with a decline in the number of subscribers would negatively impact our revenues, cash flows, and profitability. In addition, consolidation by our competitors and roaming partners could lead to fewer companies controlling access to network infrastructure, enabling our competitors to control usage and rates, which could negatively affect our revenues and profitability.

We are executing on a multi-year plan to transform the way we do business and to lower our cost structure. If we are unable to achieve our cost optimization goals and to maintain process and system changes resulting from cost optimization objectives already established, our profitability could be negatively affected.
The wireless industry also faces competition from other communications, cable, and technology companies seeking to increase their brand recognition and capture customer revenue with respect to the provision of wireless products and services, in addition to non-traditional offerings in mobile data. Further, some of our current competitors now provide content services in addition to voice and broadband services, and consumers are increasingly accessing video content from alternative sources via Internet-based providers and applications, all of which create increased competition in this area.
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

•
announcements by us or our competitors or market speculation of acquisitions, spectrum acquisitions, new products, technologies, significant contracts, commercial relationships, or capital commitments;

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
We have entered into, or may enter into, agreements with various parties for certain business operations. Any difficulties experienced by us in these arrangements could result in additional expense, loss of subscribers and revenue, interruption of our services, or a failure or delay in the roll-out of new technology.
We have entered into, and may in the future enter into, agreements with various third parties for the day-to-day execution of services, provisioning, maintenance, modernization, and densification of our wireless and wireline networks, including the permitting, building, installation, and ownership of certain portions of our new network densification; leases and subleases for space on communications towers; the development and maintenance of certain systems necessary for the operation of our business; customer service, related support to our wireless subscribers, outsourcing aspects of our wireline network and back office functions; and to provide network equipment, handsets, devices, and other equipment. For example, we depend heavily on local access facilities obtained from ILECs to serve our data and voice subscribers, and payments to ILECs for these facilities are a significant cost of service for both our Wireless and Wireline segments. We also expect our dependence on key suppliers to continue as more advanced technologies are developed, which may lead to additional significant costs. If our key vendors fail to meet their contractual obligations or experience financial difficulty, or if we fail to adequately diversify our reliance among vendors, we may experience disruptions to our business operations or incur significant costs implementing alternative arrangements.
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
We are regularly involved in a number of legal proceedings before various state and federal courts, the FCC, the FTC, the CFPB, and other federal, state, and local regulatory agencies. These proceedings may be complicated, costly, and disruptive to our business operations. We may incur significant expenses in defending these matters and may be required to pay significant fines, awards, or settlements. In addition, litigation or other proceedings could result in restrictions on our current or future manner of doing business. Any of these potential outcomes, such as judgments, awards, settlements, or orders could have a material adverse effect on our business, financial condition, operating results, or ability to do business.
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
While to date we have not been subject to cyber attacks or other cyber incidents that, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a cyber attack in the future. In addition, the costs of such preventative actions may be significant, which may adversely affect our results of operations. Any major compromise of our data or network security, failure to prevent or mitigate a loss of our services or network, our proprietary information, or our subscribers’ information, and delays in detecting any such compromise or loss, could disrupt our operations, impact our reputation and subscribers’ willingness to purchase our service, and subject us to significant additional expenses. Such expenses could include incentives offered to existing subscribers and other business relationships in order to retain their business, increased expenditures on cyber security measures and the use of alternate resources, lost revenues from business interruption, and litigation, which could be material. Furthermore, the potential costs associated with any such cyber attacks could be greater than the insurance coverage we maintain.
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
As a result of the SoftBank Merger, Sprint recognized goodwill at its acquisition-date estimate of fair value of approximately $6.6 billion, which has been entirely allocated to the wireless segment. Since goodwill was reflected at its estimate of fair value, there was no excess fair value over book value as of the date of the close of the SoftBank Merger. Additionally, we recorded $14.6 billion and $41.7 billion of long-lived assets and indefinite-lived intangible assets, respectively, as of the close of the SoftBank Merger. We evaluate the carrying value of our indefinite-lived assets, including goodwill, at least annually or more frequently whenever events or changes in circumstances indicate that the asset may be impaired, or in the case of goodwill, that the fair value of the reporting unit is below its carrying amount. During the year ended March 31, 2015, we recorded an impairment loss of $1.9 billion and $233 million for the Sprint trade name and Wireline long-lived assets, respectively. Continued, sustained declines in the Company’s operating results, number of wireless subscribers, future forecasted cash flows, growth rates and other assumptions, as well as significant, sustained declines in the Company’s stock price and related market capitalization could impact the underlying key assumptions and our estimated fair values, potentially leading to a future material impairment of long-lived assets, goodwill, or other indefinite-lived assets, which could adversely affect our financial position and results of operations. In addition, as we continue to refine our network strategy, management may conclude, in future periods, that certain equipment assets in use will not be utilized as long as originally intended, which could result in an acceleration of depreciation expense. Moreover, certain equipment assets may never be deployed or redeployed, in which case cash and/or non-cash charges that could be material to our consolidated financial statements would be recognized.
Any acquisitions, strategic investments, or mergers may subject us to significant risks, any of which may harm our business.
As part of our long-term strategy, we regularly evaluate potential acquisitions, strategic investments, and mergers, and we actively engage in discussions with potential counterparties. Over time, we may acquire, make investments in, or merge with companies that complement or expand our business. Some of these potential transactions could be significant relative to the size of our business and operations. Any such acquisitions would involve a number of risks and present financial, managerial and operational challenges, including:

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

Controlled Company Risks
As long as SoftBank controls us, other holders of our common stock will have limited ability to influence matters requiring stockholder approval and SoftBank’s interest may conflict with ours and our other stockholders.
As of March 31, 2017, SoftBank beneficially owned approximately 83% of the outstanding common stock of Sprint. As a result, until such time as SoftBank and its controlled affiliates hold shares representing less than a majority of the votes entitled to be cast by the holders of our outstanding common stock at a stockholder meeting, SoftBank generally will have the ability to control the outcome of any matter submitted for the vote of our stockholders, except in certain circumstances set forth in our certificate of incorporation or bylaws.
So long as SoftBank and its controlled affiliates hold shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of our common stock at a stockholder meeting, SoftBank will be able to freely nominate and elect all the members of our board of directors, subject only to a requirement that a certain number of directors qualify as "Independent Directors," as such term is defined in the NYSE listing rules and applicable laws. The directors elected by SoftBank will have the authority to make decisions affecting the capital structure of the Company, including the issuance of additional equity, the incurrence of additional indebtedness, the implementation of stock repurchase programs, and the declaration of dividends.
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
SoftBank’s ability to control our board of directors may make it difficult for us to recruit independent directors.
For so long as SoftBank and its controlled affiliates hold shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of our common stock at a stockholders’ meeting, SoftBank will be able to elect all of the members of our board of directors. Further, the interests of SoftBank and our other stockholders may diverge. Under these circumstances, persons who might otherwise accept an invitation to join our board of directors may decline.
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
SoftBank owns more than 50% of the total voting power of our common shares and, accordingly, we have elected to be treated as a "controlled company" under the NYSE corporate governance standards. As a controlled company, we are exempt under the NYSE standards from the obligation to comply with certain NYSE corporate governance requirements, including the requirements that:

•	a majority of our board of directors consists of independent directors;

•	we have a corporate governance and nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	an annual performance evaluation of the nominating and governance committee and compensation committee be performed.
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
As a precondition to approval of the SoftBank Merger, certain U.S. government agencies required that SoftBank and Sprint enter into certain agreements, including the NSA, under which SoftBank and Sprint have agreed to implement certain measures to protect national security, certain of which may materially and adversely affect our operating results due to increasing the cost of compliance with security measures, and limiting our control over certain U.S. facilities, contracts, personnel, vendor selection, and operations. If we fail to comply with our obligations under the NSA or other agreements, our ability to operate our business may be adversely effected.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters are located in Overland Park, Kansas and consist of approximately 3,853,000 square feet. Our gross property, plant and equipment at March 31, 2017 totaled $33.7 billion, as follows:

March 31, 2017
(in billions)
Wireless	$30.4
Wireline	1.3
Corporate and other	2.0
Total	$33.7
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
In March 2009, a stockholder brought suit, Bennett v. Sprint Nextel Corp., in the U.S. District Court for the District of Kansas, alleging that Sprint Communications and three of its former officers violated Section 10(b) of the Exchange Act and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The district court granted final approval of a settlement in August 2015, which did not have a material impact to our financial statements. Five stockholder derivative suits related to this 2009 stockholder suit were filed against Sprint Communications and certain of its present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas on April 8, 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case; the second, Randolph v. Forsee, was filed on July 15, 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court; the third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; the fourth, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and the fifth, Hartleib v. Forsee, et al., was filed in federal court in Kansas on July 14, 2011. These cases were essentially stayed while the Bennett case was pending, and we have reached an agreement in principle to settle the matters, by agreeing to some governance provisions and by paying plaintiffs' attorneys fees in an immaterial amount. The court approved the settlement but reduced the plaintiffs' attorneys fees; the attorneys fees issue is on appeal.
Sprint Communications, Inc. is also a defendant in a complaint filed by several stockholders of Clearwire Corporation (Clearwire), asserting claims for breach of fiduciary duty by Sprint Communications, and related claims and otherwise challenging the Clearwire acquisition. ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., was filed April 26, 2013 in Chancery Court in Delaware. Plaintiffs in the ACP Master, LTD suit have also filed suit requesting an appraisal of the fair value of their Clearwire stock. Trial of those cases took place in October and November 2016; the parties have submitted their post-trial briefing, and oral argument was held on April 25, 2017. We are awaiting decision. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
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

Item 4.	Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Share Data
The common stock of Sprint Corporation is traded under the stock symbol "S" on the NYSE. We currently have no non-voting common stock outstanding. The high and low common stock prices, as reported on the NYSE composite, were as follows:

	Year Ended March 31, 2017		Year Ended March 31, 2016
	High	Low	High	Low
Common stock market price
First quarter	$4.56	$3.30	$5.39	$4.41
Second quarter	7.03	4.36	5.29	3.10
Third quarter	8.98	5.83	5.12	3.50
Fourth quarter	9.65	8.13	4.19	2.18
Number of Stockholders of Record
As of May 22, 2017, we had approximately 28,000 common stock record holders.
Dividends
We did not declare any dividends on our common stock for all periods presented in the consolidated financial statements. We are currently restricted from paying cash dividends by the terms of our secured revolving bank credit facility as described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
Issuer Purchases of Equity Securities
None.

Performance Graph
The graph below compares the cumulative total shareholder return for the Company's common stock with the S&P® 500 Stock Index and the Dow Jones U.S. Telecommunications Index for the two fiscal years ended December 31, 2012 and 2013, the three-month transition period ended March 31, 2014 and the fiscal years ended March 31, 2015, 2016 and 2017. Because Sprint Corporation common stock did not commence trading until after the SoftBank Merger, the graph below reflects the cumulative total shareholder return on the Series 1 common stock of Sprint Communications, Inc., our predecessor, through July 10, 2013 and, thereafter, reflects the total shareholder return on the common stock of Sprint Corporation. The graph assumes an initial investment of $100 on December 31, 2011 and, if any, the reinvestment of all dividends.

Value of $100 Invested on December 31, 2011

	12/31/2011	12/31/2012	12/31/2013	3/31/2014	3/31/2015	3/31/2016	3/31/2017
Sprint Corporation	$100.00	$242.31	$459.40	$392.74	$202.56	$148.72	$260.95
S&P 500 Index	$100.00	$116.00	$153.58	$156.35	$176.26	$179.40	$210.21
Dow Jones U.S. Telecom Index	$100.00	$118.48	$135.22	$135.71	$141.25	$165.43	$172.10

Item 6.	Selected Financial Data
The Company's selected financial data presented below distinguishes between the predecessor period (Predecessor) relating to Sprint Communications (formerly known as Sprint Nextel Corporation) for periods prior to the SoftBank Merger and the successor period (Successor) relating to Sprint Corporation, formerly known as Starburst II, for periods subsequent to the incorporation of Starburst II on October 5, 2012. The Successor financial information represents the activity and accounts of Sprint Corporation, which includes the activity and accounts of Starburst II prior to the close of the SoftBank Merger on July 10, 2013 and Sprint Communications, inclusive of the consolidation of Clearwire Corporation, prospectively following completion of the SoftBank Merger, beginning on July 11, 2013. The accounts and operating activity of Starburst II prior to the close of the SoftBank Merger primarily related to merger expenses that were incurred in connection with the SoftBank Merger (recognized in selling, general and administrative expense) and interest related to the $3.1 billion convertible bond Sprint Communications, Inc. issued to Starburst II. The Predecessor financial information represents the historical basis of presentation for Sprint Communications for all periods prior to the SoftBank Merger.
The selected financial data presented below is not comparable for all periods presented primarily as a result of transactions such as the SoftBank Merger and acquisitions of Clearwire and certain assets of United States Cellular Corporation in 2013. All acquired companies' results of operations subsequent to their acquisition dates are included in our consolidated financial statements.

	Successor							Predecessor
	Year Ended March 31,			Three Months Ended March 31,		Year Ended December 31,		191 Days Ended July 10,	Three Months Ended March 31,	Year Ended December 31,
	2017	2016	2015	2014	2013	2013	2012	2013	2013	2012
	(in millions, except per share amounts)
Results of Operations
Service revenue	$25,368	$27,174	$29,542	$7,876	$—	$15,094	$—	$16,895	$7,980	$32,097
Equipment revenue	7,979	5,006	4,990	999	—	1,797	—	1,707	813	3,248
Net operating revenues	33,347	32,180	34,532	8,875	—	16,891	—	18,602	8,793	35,345
Depreciation	7,098	5,794	3,797	868	—	2,026	—	3,098	1,422	6,240
Amortization	1,052	1,294	1,552	429	—	908	—	147	70	303
Operating income (loss)	1,764	310	(1,895)	420	(14)	(970)	(33)	(885)	29	(1,820)
Net loss	(1,206)	(1,995)	(3,345)	(151)	(9)	(1,860)	(27)	(1,158)	(643)	(4,326)
Loss per Share
Basic and diluted loss per common share	$(0.30)	$(0.50)	$(0.85)	$(0.04)		$(0.54)		$(0.38)	$(0.21)	$(1.44)
Financial Position
Total assets	$85,123	$78,975	$82,841	$84,549	$3,122	$85,953	$3,115	N/A	$50,474	$51,278
Property, plant and equipment, net	19,209	20,297	19,721	16,299	—	16,164	—	N/A	14,025	13,607
Intangible assets, net	50,484	51,117	52,455	55,919	—	56,272	—	N/A	22,352	22,371
Total debt, capital lease and financing obligations (including equity unit notes)	40,914	33,958	33,642	32,638	—	32,869	—	N/A	24,217	24,049
Stockholders' equity	18,808	19,783	21,710	25,312	3,122	25,584	3,110	N/A	6,474	7,087
Cash Flow Data
Net cash provided by (used in) operating activities	$4,168	$3,897	$2,450	$522	$(2)	$(61)	$—	$2,671	$940	$2,999
Capital expenditures - network and other	1,950	4,680	5,422	1,488	—	3,847	—	3,140	1,381	4,261
Capital expenditures - leased devices	1,925	2,292	582	—	—	—	—	—	—	—

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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
Wireless segment earnings represented almost all of our total consolidated segment earnings for the year ended March 31, 2017. Within the Wireless segment, postpaid wireless service revenue represents the most significant contributor to earnings, and is driven by the number of postpaid subscribers to our services, as well as the average revenue per user (ARPU).
Strategies and Key Priorities
Our business strategy is to be responsive to changing customer mobility demands of existing and potential customers, and to expand our business into new areas of customer value and economic opportunity through innovation and differentiation. To help lay the foundation for these future growth opportunities, our strategy revolves around targeted investment, in the following key priority areas:

•	Unlock the value of our substantial spectrum holdings by densifying and optimizing our network to provide customers with the best experience;

•	Achieve our cost reduction goals by significantly transforming our business;

•	Deliver an attractive value proposition and substantially enhance our distribution through use of innovative models;

•	Create an alternative financial structure that leverages our assets to fuel our growth and maximize stockholder value;

•	Attract and retain world-class talent and establish strategic partnerships to create the optimal, engaged, and winning team; and

•	Deliver an exceptional wireless experience so customers stay longer, buy more, and tell their friends.
To provide a network that delivers the consistent reliability, capacity and speed that customers demand, we expect to continue to optimize our 3G data network and invest in LTE deployment across all of our spectrum bands. We also expect to deploy new technologies that will help strengthen our competitive position, including the expected use of High Performance User Equipment, the Magic Box which is an LTE booster, Voice over LTE, more extensive use of Wi-Fi and the use of small cells to further densify our network.
To achieve a more competitive cost position, we have established an Office of Cost Management with responsibility for identifying, operationalizing, and monitoring sustained improvements in operating costs and efficiencies. Also, we have deployed new cost management and planning tools across the entire organization to more effectively monitor expenditures.
We are focused on attracting and retaining subscribers by improving our sales and marketing initiatives. We have demonstrated our value proposition through our evolving price plans, promotions, and payment programs and have deployed new local marketing and civic engagement initiatives in key markets.
Our current strategy also includes transactions that continue to leverage our assets such as the Accounts Receivable Facility, the Handset Sale-Leaseback transactions, the Network Equipment Sale-Leaseback and the Spectrum Financing transaction. Each of these transactions are described in more detail in "Liquidity and Capital Resources."
We have recruited leaders in our industry from around the globe and employ an organizational focus to ensure Sprint has a work environment employees recommend.
To deliver a simplified and improved customer experience, we are focusing on key subscriber touch points, pursuing process improvements and deploying platforms to simplify and enhance the interactions between us and our customers. In addition, we have established a customer experience team to support our focus on net promoter score as an important key measure of customer satisfaction.

Network
We continue to increase coverage and capacity by densifying and optimizing our existing network. Densification, which includes increasing the number of small cells and antennas, is intended to enhance coverage and capacity across the network. We expect the densification efforts to cost significantly less than our historical macro cell site builds (i.e., adding traditional cell towers). We are also deploying new technologies, such as carrier aggregation, which allows us to move more data at faster speeds over the same spectrum. Additionally, our introduction of tri-band devices, which support each of our spectrum bands, allows us to manage and operate our network more efficiently and at a lower cost. We have continued to see positive results from these infrastructure upgrades in key U.S. markets.
The 2.5 GHz spectrum band carries the highest percentage of Sprint's LTE data traffic. We have significant additional capacity to grow the use of our 2.5 GHz spectrum holdings into the future. Sprint believes it is well-positioned with spectrum holdings of more than 160 MHz of 2.5 GHz spectrum in the top 100 markets in the U.S.
Overall, our densification and optimization efforts are expected to continue to enhance the customer experience by adding data capacity, increasing the wireless data speeds available to our customers, and improving network performance for both voice and data services. While circumstances may change in the future, we believe that our substantial spectrum holdings are sufficient to allow us to continue to provide consistent network reliability, capacity, and speed, as well as to provide current and future customers a highly competitive wireless experience. As we continue to refine our network strategy and evaluate other potential network initiatives, we may incur future material charges associated with lease and access exit costs, loss from asset dispositions or accelerated depreciation, among others.
Shentel Transaction
On August 10, 2015, Shenandoah Telecommunications Company (Shentel) entered into a definitive agreement to acquire one of our wholesale partners, NTELOS Holdings Corp (nTelos). In connection with this definitive agreement, we entered into a series of agreements with Shentel to, among other things, acquire certain assets such as spectrum, terminate our existing wholesale arrangement with nTelos, and amend our existing affiliate agreement with Shentel to primarily include the subscribers formerly under the wholesale arrangement with nTelos. The agreements also expanded the area in which Shentel provides wireless service to Sprint customers and provided for more favorable economic terms. In April 2016, we received regulatory approval and the transaction closed in May 2016. The total consideration for this transaction included $181 million, on a net present value basis, of notes payable to Shentel. Sprint will satisfy its obligations under the notes payable over an expected term of five to six years. FCC licenses acquired from Shentel had a total value of $85 million. $96 million of the total purchase was recorded in “Other, net” in the consolidated statements of operations as a contract termination in the quarter ended June 30, 2016, which related to the termination of our pre-existing wholesale arrangement with nTelos.
RESULTS OF OPERATIONS
Consolidated Results of Operations
The following table provides an overview of the consolidated results of operations.

	Year Ended March 31,
	2017	2016	2015
	(in millions)
Wireless segment earnings	$9,814	$8,051	$5,894
Wireline segment earnings	119	92	113
Corporate, other and eliminations	1	3	(7)
Consolidated segment earnings	9,934	8,146	6,000
Depreciation	(7,098)	(5,794)	(3,797)
Amortization	(1,052)	(1,294)	(1,552)
Impairments	—	—	(2,133)
Other, net(1)	(20)	(748)	(413)
Operating income (loss)	1,764	310	(1,895)
Interest expense	(2,495)	(2,182)	(2,051)
Other (expense) income, net	(40)	18	27
Income tax (expense) benefit	(435)	(141)	574
Net loss	$(1,206)	$(1,995)	$(3,345)
_______________________

(1)
Other, net for the years ended March 31, 2017 and 2016 excludes $481 million and $321 million of losses, respectively, related to losses on disposal of property, plant and equipment which is included in Wireless segment earnings.

Depreciation Expense
Depreciation expense increased $1.3 billion, or 23%, in the year ended March 31, 2017 compared to the same period in 2016 and increased $2.0 billion, or 53%, in the year ended March 31, 2016 compared to same period in 2015 primarily due to increased depreciation on leased devices as a result of the continued growth of the device leasing program that was introduced in September 2014. In addition, depreciation expense increased in the year ended March 31, 2016 compared to the same period in 2015 due to network asset additions, partially offset by a decrease due to assets being retired or fully depreciated. Depreciation expense incurred on all leased devices for the years ended March 31, 2017, 2016, and 2015 was $3.1 billion, $1.8 billion, and $206 million, respectively.
Amortization Expense
Amortization expense decreased $242 million, or 19%, in the year ended March 31, 2017 compared to the same period in 2016 and decreased $258 million, or 17%, in the year ended March 31, 2016 compared to the same period in 2015 primarily due to customer relationship intangible assets that are amortized using the sum-of-the-months'-digits method, which results in higher amortization rates in early periods that decline over time.
Impairments
During the year ended March 31, 2015, we determined that recoverability of the carrying amount of the Sprint trade name should be evaluated for impairment due to changes in circumstances surrounding our Wireless reporting unit. As a result, we recorded an impairment loss of $1.9 billion, which is included in "Impairments" in our consolidated statements of operations. During the year ended March 31, 2015, we also tested the recoverability of the Wireline asset group, which consists primarily of property, plant and equipment, due to continued declines in our Wireline segment earnings and our forecast that projected continued losses in future periods. As a result, we recorded an impairment loss of $233 million to reduce the carrying value of Wireline’s property, plant and equipment to its estimated fair value, which is included in "Impairments" in our consolidated statements of operations.
Other, net
The following table provides additional information regarding items included in "Other, net."

	Year Ended March 31,
	2017	2016	2015
	(in millions)
Severance and exit costs	$(66)	$(409)	$(304)
Litigation and other contingencies	(140)	(193)	(91)
Loss on disposal of property, plant and equipment	(28)	(166)	—
Contract terminations	(140)	—	—
Gains from asset dispositions and exchanges	354	—	—
Revision to estimate of a previously recorded reserve	—	20	41
Partial pension settlement	—	—	(59)
Total expense	$(20)	$(748)	$(413)
Other, net represented an expense of $20 million in the year ended March 31, 2017. We recognized severance and exit costs of $66 million. In addition, we recognized a $140 million charge for a state tax matter combined with legal reserves related to other pending legal suits and proceedings, a $354 million non-cash gain as a result of spectrum license exchanges with other carriers, and a $28 million loss on disposal of property, plant and equipment primarily related to cell site construction costs that are no longer recoverable as a result of changes in our network plans. We also recognized $140 million of contract terminations that were primarily related to the termination of our pre-existing wholesale arrangement with nTelos as a result of the Shentel transaction combined with the costs related to the termination of our relationship with General Wireless Operations Inc. (Radio Shack).
Other, net reflected an expense of $748 million in the year ended March 31, 2016. We recognized litigation expense of $193 million for ongoing legal matters. In addition, we recognized severance and exit costs which included $216 million of severance primarily associated with reductions in work force and $195 million of lease and access exit costs primarily associated with tower and cell site leases and backhaul access contracts for which we will no longer be receiving any economic benefit, of which $2 million was recognized as "Cost of services" in the consolidated statements of operations. We also recorded $166 million of loss on disposal of property, plant and equipment primarily related to cell site construction costs and other network costs that are no longer recoverable as a result of changes in the Company's network plans. In addition, we revised our estimate of a previously recorded reserve, resulting in approximately $20 million of income.
Other, net reflected an expense of $413 million in the in the year ended March 31, 2015. Severance and exit costs included $253 million of severance primarily associated with reductions in work force and $13 million of lease exit costs primarily associated with tower and cell sites as well as facility closures. In addition, we recognized $38 million of costs during the period related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit. Litigation of $91 million represented legal reserves for various pending legal suits and proceedings. Partial pension settlement was the result of the Company’s Board of Directors approving a plan amendment to the Sprint Retirement Pension Plan (Plan) to offer certain terminated participants, who had not begun to receive Plan benefits, the opportunity to voluntarily elect to receive their benefits as an immediate lump sum distribution. The lump sum distribution created a settlement event that resulted in a $59 million charge. In addition, we revised our estimate of a previously recorded reserve, resulting in income of approximately $41 million.
Interest Expense
Interest expense increased $313 million, or 14%, in the year ended March 31, 2017 compared to the same period in 2016 primarily due to interest associated with the Network Equipment Sale-Leaseback, the Handset Sale-Leaseback Tranche 2, the unsecured financing facility and the Spectrum Financing transaction. Interest expense increased $131 million, or 6%, in the year ended March 31, 2016 compared to same period in 2015 primarily due to interest associated with $1.5 billion aggregate principal amount of notes issued in February 2015. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $37.9 billion, $33.8 billion and $32.5 billion was 6.7 % in the year ended March 31, 2017, and 6.5% for years ended March 31, 2016 and 2015, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.
Other (Expense) Income, Net
"Other (expense) income, net" represented an expense of $40 million in the year ended March 31, 2017, and income of $18 million and $27 million in the years ended March 31, 2016 and 2015, respectively. The expense in the year ended March 31, 2017 was primarily due to recognizing the remaining debt finance costs of $74 million associated with the terminated unsecured financing facility, partially offset by interest income of $59 million which was primarily related to increased short-term investments.
Income Tax Expense
The income tax expense of $435 million and $141 million, and the benefit of $574 million for the years ended March 31, 2017, 2016 and 2015, respectively, represented consolidated effective tax rates of approximately (56)%, (8)%, and 15%, respectively. The income tax expense for the year ended March 31, 2017 was primarily attributable to taxable temporary differences from the tax amortization of FCC licenses and tax expense of $136 million on pre-tax gains from spectrum license exchanges which increased our deferred tax liability on FCC licenses temporary differences. In addition, income tax expense included an expense of $89 million to increase our state income tax valuation allowance as a result of a shift in operations among wholly-owned subsidiaries and an organizational restructuring that occurred during the year. The income tax expense for the year ended March 31, 2016 was primarily attributable to tax expense resulting from taxable temporary differences from the tax amortization of FCC licenses, partially offset by tax benefits from the reversal of state income tax valuation allowance on deferred tax assets and changes in state income tax laws enacted during the year. The income tax benefit for the year ended March 31, 2015 was primarily attributable to recognition of a tax benefit on the $1.9 billion Sprint trade name impairment loss, partially offset by tax expense on taxable temporary differences from the tax amortization of FCC licenses for income tax purposes.

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
As shown by the table above under "Consolidated Results of Operations," Wireless segment earnings represented almost all of our total consolidated segment earnings for the years ended March 31, 2017, 2016, and 2015. Within the Wireless segment, postpaid wireless services represent the most significant contributors to earnings, and is driven by the number of postpaid subscribers to our services, as well as ARPU. The wireless industry is subject to competition to retain and acquire subscribers of wireless services. Almost all markets in which we operate have high rates of penetration for wireless services.
Device Financing Programs
In September 2013, we introduced an installment billing program that allows subscribers to purchase a device by paying monthly installments generally over 24 months. In September 2014, we introduced a leasing program, whereby qualified subscribers can lease a device for a contractual period of time.
Under the installment billing program, we recognize a majority of the revenue associated with future expected installment payments at the time of sale of the device. As compared to our traditional subsidy program, this results in better alignment of the equipment revenue with the cost of the device. The impact to Wireless earnings from the sale of devices under our installment billing program is neutral except for the impact from promotional offers and the time value of money element related to the imputed interest on the installment receivable.
Under the leasing program, qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to turn in their device, continue leasing their device, or purchase the device. As of March 31, 2017, substantially all of our device leases were classified as operating leases. As a result, at lease inception, the devices are reclassified from inventory to property, plant and equipment when leased through Sprint's direct channels. For leases in the indirect channel, we purchase the devices at lease inception from the dealer, which is then capitalized to property, plant and equipment. While a majority of the revenue associated with installment sales is recognized at the time of sale along with the related cost of products, lease revenue is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value generally over the lease term. During the years ended March 31, 2017. 2016 and 2015, we leased devices through our Sprint direct channels totaling $2.9 billion, $3.2 billion and $1.2 billion, respectively. These devices were reclassified from inventory to property, plant and equipment and, as such, the cost of the device was not recorded as cost of products compared to when purchased under the installment billing or traditional subsidy program, which resulted in a significant positive impact to Wireless segment earnings. Depreciation expense incurred on all leased devices for the years ended March 31, 2017, 2016 and 2015 was $3.1 billion, $1.8 billion and $206 million, respectively. If the mix of leased devices continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase. However, this benefit to Wireless segment earnings was partially offset by the Handset Sale-Leaseback Tranche 1 (Tranche 1) transaction that was consummated in November 2015 whereby we sold and subsequently leased back certain devices leased to our customers (see Handset Sale-Leaseback Tranche 1 in "Liquidity and Capital Resources" for further details). As a result, the cost to us of the devices sold to Mobile Leasing Solutions, LLC (MLS) was no longer recorded as depreciation expense, but rather recognized as rent expense within “Cost of products” in the consolidated statements of operations during the leaseback periods until Tranche 1 was terminated in conjunction with the repurchase of devices in December 2016.
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
Wireless Segment Earnings Trends
Sprint offers lower monthly service fees without a traditional contract as an incentive to attract subscribers to certain of our service plans. These lower rates for service are available whether the subscriber brings their own handset, pays the full or near full retail price of the handset, purchases the handset under our installment billing program, or leases their handset through our leasing program. As our base of subscribers shifts away from our traditional subsidy program to lower-priced service plans associated with device financing options, we expect our postpaid ARPU to continue to decline due to lower service revenue. However, we expect higher equipment revenue associated with the installment billing and leasing programs to substantially offset these declines. Since inception, the combination of lower priced plans and our installment billing and leasing programs have been accretive to Wireless segment earnings. We expect that trend to continue with the magnitude of the impact depending on subscriber adoption rates.
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
The following table provides an overview of the results of operations of our Wireless segment.

	Year Ended March 31,
Wireless Segment Earnings	2017	2016	2015
	(in millions)
Postpaid	$18,677	$19,463	$21,181
Prepaid	4,438	4,986	4,905
Other(1)	—	178	458
Retail service revenue	23,115	24,627	26,544
Wholesale, affiliate and other	693	744	793
Total service revenue	23,808	25,371	27,337
Cost of services (exclusive of depreciation and amortization)	(6,674)	(8,069)	(7,945)
Service gross margin	17,134	17,302	19,392
Service gross margin percentage	72%	68%	71%
Equipment revenue	7,979	5,006	4,990
Cost of products (exclusive of depreciation and amortization)	(7,077)	(5,795)	(9,309)
Selling, general and administrative expense	(7,741)	(8,141)	(9,179)
Loss on disposal of property, plant and equipment	(481)	(321)	—
Wireless segment earnings	$9,814	$8,051	$5,894
___________________

(1)	Represents service revenue primarily related to the acquisition of Clearwire on July 9, 2013.
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
Effective January 1, 2017, we entered into a new Master Services Agreement with a vendor to provide post-sale device support services (including device insurance) to subscribers. Under the new agreement, the vendor bears the risk of loss with regards to claims and related costs, which Sprint will no longer incur. Sprint will remit premiums to the vendor who will pay Sprint a monthly recurring commission per subscriber for the duration of the agreement. Additionally, under the terms of the new agreement, the vendor will be the primary obligor in the agreement with the subscriber and, as such, revenue will be accounted for and presented on a net basis, whereas historically the amounts were presented on a gross basis. The change is expected to result in reductions in service revenue of approximately $700 million in fiscal year 2017. Because the vendor, not Sprint, will be fulfilling the services, we expect the reductions in service revenue to be more than offset by greater reductions in cost of services expense.
Year Ended March 31, 2017 compared to Year Ended March 31, 2016
Retail service revenue decreased $1.5 billion, or 6%, for the year ended March 31, 2017 compared to the year ended March 31, 2016 primarily due to a lower average revenue per postpaid subscriber driven by an increase in subscribers on lower price plans, combined with a decrease in average prepaid subscribers driven by higher churn and the impact of the shutdown of the Clearwire WiMAX network on March 31, 2016. The decrease was partially offset by an increase in average postpaid subscribers.
Wholesale, affiliate and other revenues decreased $51 million, or 7%, for the year ended March 31, 2017 compared to the year ended March 31, 2016 primarily due to a decline in Lifeline and postpaid and prepaid resellers due to competitive pressures combined with the impact of the shutdown of the Clearwire WiMAX network, partially offset by growth in connected devices and an increase in imputed interest associated with installment billing on handsets. Approximately 67% of our total wholesale and affiliate subscribers represent connected devices. These devices generate revenue from usage which varies depending on the solution being utilized.
Year Ended March 31, 2016 compared to Year Ended March 31, 2015
Retail service revenue decreased $1.9 billion, or 7%, for the year ended March 31, 2016 compared to the year ended March 31, 2015 primarily due to a lower average revenue per subscriber driven by growth in both postpaid subscribers on our new plans and tablet sales. The decrease was partially offset by an increase in average postpaid subscribers mostly due to improved churn.
Wholesale, affiliate and other revenues decreased $49 million, or 6%, for the year ended March 31, 2016 compared to the year ended March 31, 2015 primarily due to a decline in prepaid resellers and the impact of the shutdown of the Clearwire WiMAX network, partially offset by growth in postpaid resellers and connected devices. Approximately 64% of our total wholesale and affiliate subscribers represent connected devices. These devices generate revenue from usage which varies depending on the solution being utilized.
Average Monthly Service Revenue per Subscriber and Subscriber Trends
The table below summarizes average number of retail subscribers. Additional information about the number of subscribers, net additions (losses) to subscribers, and average rates of monthly postpaid and prepaid subscriber churn for each quarter since the quarter ended March 31, 2014 may be found in the tables on the following pages.

	Year Ended March 31,
	2017	2016	2015
	(subscribers in thousands)
Average postpaid subscribers	31,272	30,561	30,068
Average prepaid subscribers	13,204	15,200	15,401
Average retail subscribers	44,476	45,761	45,469
The table below summarizes ARPU. Additional information about ARPU for each quarter since the quarter ended March 31, 2014 may be found in the tables on the following pages.

	Year Ended March 31,
	2017	2016	2015
ARPU(1):
Postpaid	$49.77	$53.30	$59.32
Prepaid	$28.01	$27.85	$27.81
Average retail	$43.31	$44.85	$48.65
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

Year Ended March 31, 2017 compared to Year Ended March 31, 2016
Postpaid ARPU for the year ended March 31, 2017 decreased compared to the year ended March 31, 2016 primarily due to the impact of subscriber migration to our service plans associated with device financing options, resulting in lower service fees. We expect Sprint platform postpaid ARPU to continue to decline during fiscal year 2017 as a result of lower service fees associated with our price plans offered in conjunction with device financing options as well as lower device insurance program revenues resulting from entering into a new Master Services Agreement with a vendor to provide post-sale device support services to subscribers. However, as a result of our installment billing and leasing programs, we expect increasing equipment revenues to more than offset these declines. Prepaid ARPU for the year ended March 31, 2017 increased compared to the year ended March 31, 2016 primarily due to the removal of approximately 1.2 million low-engagement prepaid customers from our base as a result of aligning our churn and retention rules across our prepaid brands, excluding Assurance Wireless, late in the three-month period ended December 31, 2016 (See "Subscriber Results" below for more details). With this action, average prepaid subscribers decreased, however prepaid revenue was not proportionally impacted.
Year Ended March 31, 2016 compared to Year Ended March 31, 2015
Postpaid ARPU for the year ended March 31, 2016 decreased compared to the year ended March 31, 2015 primarily due to the impact of subscriber migration to many of our new service plans, resulting in lower service fees, combined with ongoing growth in sales of tablets, which carry a lower revenue per subscriber. Prepaid ARPU for the year ended March 31, 2016 increased compared to the year ended March 31, 2015 primarily due to an increase in average Boost Mobile subscribers which carry a higher ARPU as compared to other prepaid brands, partially offset by the revenue impact of subscribers choosing lower priced plans in both the Boost Mobile and Virgin Mobile brands due to increased competition combined with a decrease in average Virgin Mobile subscribers.

The following table shows (a) net additions (losses) of wireless subscribers, (b) our total subscribers, and (c) end of period connected device subscribers as of the end of each quarterly period beginning with the quarter ended March 31, 2014.

	March 31, 2014	June 30, 2014	Sept 30, 2014	Dec 31, 2014	March 31, 2015	June 30, 2015	Sept 30, 2015	Dec 31, 2015	March 31, 2016	June 30, 2016	Sept 30, 2016	Dec 31, 2016	March 31, 2017
Net additions (losses) (in thousands)(1)
Sprint platform(2):
Postpaid	(231)	(181)	(272)	30	211	310	378	501	56	180	344	405	(118)
Prepaid	(364)	(542)	35	410	546	(366)	(188)	(491)	(264)	(331)	(427)	(501)	180
Wholesale and affiliates	212	503	827	527	492	731	866	481	655	528	823	673	125
Total Sprint platform	(383)	(220)	590	967	1,249	675	1,056	491	447	377	740	577	187
Transactions:
Postpaid	(102)	(64)	(64)	(49)	(41)	(60)	(70)	(238)	—	—	—	—	—
Prepaid	(51)	(77)	(55)	(39)	(18)	(66)	(64)	(231)	—	—	—	—	—
Wholesale	69	27	13	13	22	(22)	(12)	(241)	—	—	—	—	—
Total Transactions	(84)	(114)	(106)	(75)	(37)	(148)	(146)	(710)	—	—	—	—	—

Total retail postpaid	(333)	(245)	(336)	(19)	170	250	308	263	56	180	344	405	(118)
Total retail prepaid	(415)	(619)	(20)	371	528	(432)	(252)	(722)	(264)	(331)	(427)	(501)	180
Total wholesale and affiliate	281	530	840	540	514	709	854	240	655	528	823	673	125
Total Wireless	(467)	(334)	484	892	1,212	527	910	(219)	447	377	740	577	187

End of period subscribers (in thousands)(1)
Sprint platform(2):
Postpaid(3)(4)	29,918	29,737	29,465	29,495	29,706	30,016	30,394	30,895	30,951	30,945	31,289	31,694	31,576
Prepaid(3)(5)	15,257	14,715	14,750	15,160	15,706	15,340	15,152	14,661	14,397	13,974	13,547	11,812	11,992
Wholesale and affiliates(3)(4)(5)(6)	8,376	8,879	9,706	10,233	10,725	11,456	12,322	12,803	13,458	14,534	15,357	16,009	16,134
Total Sprint platform	53,551	53,331	53,921	54,888	56,137	56,812	57,868	58,359	58,806	59,453	60,193	59,515	59,702
Transactions(7):
Postpaid	586	522	458	409	368	308	238	—	—	—	—	—	—
Prepaid	550	473	418	379	361	295	231	—	—	—	—	—	—
Wholesale	200	227	240	253	275	253	241	—	—	—	—	—	—
Total Transactions	1,336	1,222	1,116	1,041	1,004	856	710	—	—	—	—	—	—

Total retail postpaid(3)(4)	30,504	30,259	29,923	29,904	30,074	30,324	30,632	30,895	30,951	30,945	31,289	31,694	31,576
Total retail prepaid(3)(5)	15,807	15,188	15,168	15,539	16,067	15,635	15,383	14,661	14,397	13,974	13,547	11,812	11,992
Total wholesale and affiliates(3)(4)(5)(6)	8,576	9,106	9,946	10,486	11,000	11,709	12,563	12,803	13,458	14,534	15,357	16,009	16,134
Total Wireless	54,887	54,553	55,037	55,929	57,141	57,668	58,578	58,359	58,806	59,453	60,193	59,515	59,702

	March 31, 2014	June 30, 2014	Sept 30, 2014	Dec 31, 2014	March 31, 2015	June 30, 2015	Sept 30, 2015	Dec 31, 2015	March 31, 2016	June 30, 2016	Sept 30, 2016	Dec 31, 2016	March 31, 2017
Supplemental data - connected devices
End of period subscribers (in thousands)(4)
Retail postpaid	968	988	1,039	1,180	1,320	1,439	1,576	1,676	1,771	1,822	1,874	1,960	2,001
Wholesale and affiliates	3,882	4,192	4,635	5,175	5,832	6,620	7,338	7,930	8,575	9,244	9,951	10,594	10,880
Total	4,850	5,180	5,674	6,355	7,152	8,059	8,914	9,606	10,346	11,066	11,825	12,554	12,881
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

(4)	End of period connected devices are included in retail postpaid or wholesale and affiliates end of period subscriber totals for all periods presented.

(5)
During the three-month period ended December 31, 2016, the Company aligned all prepaid brands, excluding Assurance Wireless but including prepaid affiliate subscribers, under one churn and retention program. As a result of this change, end of period prepaid and affiliate subscribers as of December 31, 2016 were reduced by 1,234,000 and 21,000, respectively. See "Subscriber Results" below for more information.

(6)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these subscribers access to our network through our MVNO relationships, approximately 2,054,000 subscribers at March 31, 2017 through these MVNO relationships have been inactive for at least six months, with no associated revenue during the six-month period ended March 31, 2017.

(7)
End of period transactions subscribers reflected postpaid, prepaid and wholesale subscribers acquired as a result of the acquisition of Clearwire. We had no remaining transaction subscribers primarily due to the shutdown of the WiMAX network on March 31, 2016.

The following table shows our average rates of monthly postpaid and prepaid subscriber churn as of the end of each quarterly period beginning with the quarter ended March 31, 2014.

	March 31, 2014	June 30, 2014	Sept 30, 2014	Dec 31, 2014	March 31, 2015	June 30, 2015	Sept 30, 2015	Dec 31, 2015	March 31, 2016	June 30, 2016	Sept 30, 2016	Dec 31, 2016	March 31, 2017
Monthly subscriber churn rate(1)
Sprint platform:
Postpaid	2.11%	2.05%	2.18%	2.30%	1.84%	1.56%	1.54%	1.62%	1.72%	1.56%	1.52%	1.67%	1.75%
Prepaid(2)	4.33%	4.44%	3.76%	3.94%	3.84%	5.08%	5.06%	5.82%	5.65%	5.55%	5.63%	5.80%	4.99%
Transactions(3):
Postpaid	5.48%	4.15%	4.66%	4.09%	3.87%	6.07%	8.55%	NM	NM	NM	NM	NM	NM
Prepaid	5.11%	6.28%	5.70%	4.95%	3.77%	7.23%	8.51%	NM	NM	NM	NM	NM	NM

Total retail postpaid	2.18%	2.09%	2.22%	2.33%	1.87%	1.61%	1.61%	1.87%	1.72%	1.56%	1.52%	1.67%	1.75%
Total retail prepaid	4.35%	4.50%	3.81%	3.97%	3.84%	5.13%	5.12%	6.29%	5.65%	5.55%	5.63%	5.80%	4.99%
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

(3)	Subscriber churn related to the acquisition of Clearwire.

The following table shows our postpaid and prepaid ARPU as of the end of each quarterly period beginning with the quarter ended March 31, 2014.

	March 31, 2014	June 30, 2014	Sept 30, 2014	Dec 31, 2014	March 31, 2015	June 30, 2015	Sept 30, 2015	Dec 31, 2015	March 31, 2016	June 30, 2016	Sept 30, 2016	Dec 31, 2016	March 31, 2017
ARPU
Sprint platform:
Postpaid	$63.52	$62.07	$60.58	$58.90	$56.94	$55.48	$53.99	$52.48	$51.68	$51.54	$50.54	$49.70	$47.34
Prepaid	$26.45	$27.38	$27.19	$27.12	$27.50	$27.81	$27.66	$27.44	$27.72	$27.34	$27.31	$27.61	$30.08
Transactions(1):
Postpaid	$37.26	$39.16	$39.69	$39.85	$40.28	$40.47	$40.62	$31.62	$—	$—	$—	$—	$—
Prepaid	$43.80	$45.15	$45.52	$45.80	$46.68	$46.10	$45.82	$34.61	$—	$—	$—	$—	$—

Total retail postpaid	$62.98	$61.65	$60.24	$58.63	$56.72	$55.31	$53.87	$52.41	$51.68	$51.54	$50.54	$49.70	$47.34
Total retail prepaid	$27.07	$27.97	$27.73	$27.61	$27.95	$28.18	$27.97	$27.49	$27.72	$27.34	$27.31	$27.61	$30.08
_______________________

(1)	Subscriber ARPU related to the acquisition of Clearwire.

Subscriber Results
Sprint Platform Subscribers
Retail Postpaid — During the year ended March 31, 2017, net postpaid subscriber additions were 811,000 compared to net additions of 1,245,000 and net losses of 212,000 in the years ended March 31, 2016 and 2015, respectively, inclusive of tablet net losses of 281,000, net additions of 545,000 and 1,334,000, respectively, which generally have a significantly lower ARPU as compared to other wireless subscribers. The primary driver for the net additions in the years ended March 31, 2017 and 2016 was our pricing plan promotions launched during the year combined with improvement in churn as subscribers benefit from the improved network quality. The primary driver for the net losses in the year ended March 31, 2015 was an increase in churn, primarily due to increased competition and network-related churn impacted by our network modernization program. Aggressive marketing efforts by other wireless carriers, including price reductions, to incent subscribers to switch carriers also negatively impact churn, which has a negative effect on earnings.
Retail Prepaid — During the year ended March 31, 2017, we lost 1,079,000 net prepaid subscribers compared to losing 1,309,000 and adding 449,000 net prepaid subscribers in the years ended March 31, 2016 and 2015, respectively. The net losses in the year ended March 31, 2017 were primarily due to subscriber losses across all prepaid brands due to continued competition in the market. The net losses in the year ended March 31, 2016 were primarily due to subscriber losses in the Virgin Mobile prepaid brand primarily due to increasing competition. Net additions in the year ended March 31, 2015 were primarily due to subscriber growth in our Boost Mobile brand as a result of new promotions in our indirect channels, partially offset by subscriber losses in the Virgin Mobile prepaid brands primarily due to continued competition.
Historically, prepaid subscribers were generally deactivated between 60 and 150 days from the later of the date of initial activation or replenishment; however, prior to account deactivation, targeted retention programs can be offered to qualifying subscribers to maintain ongoing service by providing up to an additional 150 days to make a replenishment. At September 30, 2016, each of our prepaid brands had different churn rules and retention programs. As a part of our ongoing efforts to simplify and drive consistency across our prepaid business, as well as tighten the customer engagement criteria, we have aligned all prepaid brands, excluding Assurance Wireless, under one churn and retention program as of December 31, 2016. Therefore, all prepaid and prepaid affiliate subscribers, excluding Assurance Wireless, are now deactivated 60 days from the later of the date of initial activation or the most recent replenishment date. As a result of these changes, we have approximately 1.2 million fewer prepaid subscribers and 21,000 fewer prepaid affiliate subscribers in the base as of December 31, 2016. However, because we have deactivated customers with no engagement, we do not expect a material impact to future prepaid revenue. If these changes had been implemented for our prepaid subscriber base at the beginning of the December 31, 2016 quarter rather than the end, and thus been in effect for the entire three-month period, we estimate churn would have been 5.84% versus 5.80% and ARPU would have been $30.11 versus $27.61.
Wholesale and Affiliate Subscribers — Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Of the 16.1 million Sprint Platform subscribers included in wholesale and affiliates, approximately 67% represent connected devices. Wholesale and affiliate subscriber net additions were 2,149,000 during the year ended March 31, 2017, compared to 2,733,000 and 2,349,000 during the years ended March 31, 2016 and 2015, respectively, inclusive of net additions of connected devices totaling 2,305,000, 2,743,000 and 1,950,000, respectively. The driver for net additions in the years ended March 31, 2017, 2016 and 2015 is primarily attributable to growth in connected devices.
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
Year Ended March 31, 2017 compared to Year Ended March 31, 2016
Cost of services decreased $1.4 billion, or 17%, for the year ended March 31, 2017 compared to the year ended March 31, 2016 primarily due to decreases in network costs such as rent, utilities, backhaul and labor associated with our network improvements and the shutdown of the WiMAX network on March 31, 2016, combined with decreases in roaming and interconnection costs primarily due to lower rates.
Year Ended March 31, 2016 compared to Year Ended March 31, 2015
Cost of services increased $124 million, or 2%, for the year ended March 31, 2016 compared to the year ended March 31, 2015 primarily due to increased service and repair costs as a result of higher costs per unit of new and used devices. These increases were partially offset by decreases in roaming costs primarily due to lower rates.
Equipment Revenue and Cost of Products
We recognize equipment revenue and corresponding costs of devices when title and risk of loss passes to the indirect dealer or end-use subscriber, assuming all other revenue recognition criteria are met. Our devices are sold under the subsidy program and the installment billing program. Under the subsidy program, we offer certain incentives to retain and acquire subscribers such as new devices at discounted prices. The cost of these incentives is recorded as a reduction to equipment revenue upon activation of the device with a service contract. Under the installment billing program, the device is generally sold at or near full retail price and we recognize most of the future expected installment payments at the time of sale of the device.
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
The net impact to equipment revenue and cost of products from the sale of devices under our installment billing program is relatively neutral except for the impact from promotional offers and the time value of money element related to the imputed interest on the installment receivables. Under the leasing program, lease revenue is recorded over the term of the lease. The cost of the leased device is depreciated to its estimated residual value generally over the lease term. During the years ended March 31, 2017, 2016 and 2015, we leased devices through our Sprint direct channels totaling $2.9 billion, $3.2 billion and $1.2 billion, respectively, which were reclassified from inventory to property, plant and equipment and, as such, the cost of the device was not recorded as cost of products compared to when purchased under the installment billing or traditional subsidy programs.
Year Ended March 31, 2017 compared to Year Ended March 31, 2016
Equipment revenue increased $3.0 billion, or 59%, for the year ended March 31, 2017 compared to the year ended March 31, 2016 primarily due to higher revenue from the leasing program as more subscribers are choosing to lease their device, combined with an increase in the installment billing mix of sales, and an increase in the volume of used postpaid devices sold to third parties. Cost of products increased $1.3 billion, or 22%, for the year ended March 31, 2017 compared to the year ended March 31, 2016 primarily due to an increase in the volume of used devices sold to third parties, combined with an increase in the installment billing mix of sales, partially offset by a decrease in prepaid devices sold.

Year Ended March 31, 2016 compared to Year Ended March 31, 2015
Equipment revenue increased $16 million, or remained relatively flat, and cost of products decreased $3.5 billion, or 38%, for the year ended March 31, 2016 compared to the year ended March 31, 2015 primarily due to a higher average sales price per postpaid handset sold, partially offset by a decrease in postpaid handsets sold as a result of Brightstar Corp. (Brightstar) purchasing inventory from the OEMs to sell directly to our indirect dealers and more subscribers choosing to lease devices instead of purchasing them, combined with lower average sales price per prepaid handset sold. Cost of products also decreased due to a decrease in postpaid handsets sold as a result of Brightstar purchasing inventory from the OEMs to sell directly to our indirect dealers and subscribers choosing to lease devices instead of purchasing them.
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
Year Ended March 31, 2017 and Year Ended March 31, 2016
Sales and marketing expense decreased $110 million, or 2%, for the year ended March 31, 2017 compared to the year ended March 31, 2016 primarily due to lower overall marketing spend as a result of cost reduction initiatives.
General and administrative costs decreased $290 million, or 9%, for the year ended March 31, 2017 compared to the year ended March 31, 2016 primarily due to lower customer care and billing costs as a result of cost reduction initiatives, partially offset by higher bad debt expense. Bad debt expense increased $109 million, or 24%, for the year ended March 31, 2017 compared to the year ended March 31, 2016 primarily related to increased installment billing accounts with higher reserve rates, partially offset by lower service revenue bad debt resulting from an improved aging and lower reserve rates. We reassess our allowance for doubtful accounts quarterly.
Year Ended March 31, 2016 and Year Ended March 31, 2015
Sales and marketing expense decreased $272 million, or 5%, for the year ended March 31, 2016 compared to the year ended March 31, 2015 primarily due to lower media spend and a decrease in payments to OEMs for direct source handsets as a result of lower volume of device sales, partially offset by higher retail labor costs.
General and administrative costs for the year ended March 31, 2016 decreased $766 million, or 20%, compared to the year ended March 31, 2015 primarily due to a decrease in bad debt expense combined with declines in other general and administrative expenses due to reduced headcount and other cost-savings initiatives. Bad debt expense decreased $446 million, or 50%, for the year ended March 31, 2016 compared to the year ended March 31, 2015 primarily related to an improved aging as a result of customer credit profile improvement and fewer accounts written off due to improvements in churn, partially offset by a higher average balance of accounts written off.
Loss on Disposal of Property, Plant and Equipment
For the years ended March 31, 2017 and 2016, loss on disposal of property, plant and equipment, net of recoveries, of $481 million and $256 million, respectively, resulted from the write-off of leased devices associated with lease cancellations prior to their scheduled customer lease terms where customers did not return the devices to us. If customers continue to not return devices, we may have material losses in future periods. Similar charges are and have been incurred for devices sold under our subsidy program as equipment net subsidy. In addition, for the year ended March 31, 2016, $65 million in net losses was recognized upon the sale of devices to MLS under the Tranche 1 transaction, which represented the difference between the fair value and net book value of the devices sold.

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
We continue to assess the portfolio of services provided by our Wireline business and are focusing our efforts on IP-based data services and de-emphasizing stand-alone voice services and non-IP-based data services. However, we continue to provide stand-alone voice services primarily to business customers. Our Wireline segment markets and sells its services primarily through direct sales representatives.
Wireline segment earnings are primarily a function of wireline service revenue, network and interconnection costs, and other Wireline segment operating expenses. Network costs primarily represent special access costs and interconnection costs, which generally consist of domestic and international per-minute usage fees paid to other carriers. The remaining costs associated with operating the Wireline segment include the costs to operate our customer care and billing organizations in addition to administrative support. Wireline service revenue and variable network and interconnection costs fluctuate with the changes in our customer base and their related usage, but some cost elements do not fluctuate in the short- term with the changes in our customer usage. Our wireline services provided to our Wireless segment are generally accounted for based on market rates, which we believe approximate fair value. The Company generally re-establishes these rates at the beginning of each fiscal year. Over the past several years, there has been an industry wide trend of lower rates due to increased competition from other wireline and wireless communications companies as well as cable and Internet service providers. Declines in wireline segment earnings related to intercompany pricing rates do not affect our consolidated results of operations as our Wireless segment benefits from an equivalent reduction in cost of service.
The following table provides an overview of the results of operations of our Wireline segment.

	Year Ended March 31,
Wireline Segment Earnings	2017	2016	2015
	(in millions)
Voice	$649	$840	$1,174
Data	166	171	213
Internet	1,147	1,284	1,353
Other	81	87	74
Total net service revenue	2,043	2,382	2,814
Cost of services	(1,686)	(1,962)	(2,338)
Service gross margin	357	420	476
Service gross margin percentage	17%	18%	17%
Selling, general and administrative expense	(238)	(328)	(363)
Wireline segment earnings	$119	$92	$113
Wireline Revenue
Year Ended March 31, 2017 compared to Year Ended March 31, 2016
Voice Revenues
Voice revenues for the year ended March 31, 2017 decreased $191 million, or 23%, compared to the year ended March 31, 2016. The decrease was primarily driven by lower volume and overall rate declines due to lower international hubbing volumes as the Company continues to de-emphasize voice services, combined with the decline in prices for the sale of services to our Wireless segment. Voice revenues generated from the sale of services to our Wireless segment represented 38% of total voice revenues for the year ended March 31, 2017 compared to 39% in the year ended March 31, 2016.
Data Revenues
Data revenues reflect sales of data services, primarily Private Line and managed network services bundled with non-IP-based data access. Data revenues decreased $5 million, or 3%, for the year ended March 31, 2017 compared to the year ended March 31, 2016 as a result of customer churn, primarily related to Private Line. Data revenues generated from the provision of services to the Wireless segment represented 54% of total data revenue for each of the year ended March 31, 2017 compared to 40% in the year ended March 31, 2016.

Internet Revenue
IP-based data services revenue reflects sales of Internet services, including MPLS, VoIP, SIP, and managed services bundled with IP-based data access. IP-based data services decreased $137 million, or 11%, for the year ended March 31, 2017 compared to the year ended March 31, 2016 primarily due to fewer IP customers. In addition, revenue was also impacted by a decline in prices for the sale of services to our Wireless segment. Sale of services to our Wireless segment represented 14% of total Internet revenues for the year ended March 31, 2017 compared to 15% in the year ended March 31, 2016.
Other Revenues
Other revenues, which primarily consist of sales of customer premises equipment, decreased $6 million, or 7%, for the year ended March 31, 2017 compared to the year ended March 31, 2016.
Year Ended March 31, 2016 compared to Year Ended March 31, 2015
Voice Revenues
Voice revenues for the year ended March 31, 2016 decreased $334 million, or 28%, compared to the year ended March 31, 2015. The decrease was primarily driven by lower volume and overall rate declines due to lower international hubbing volumes, combined with the decline in prices for the sale of services to our Wireless segment. Voice revenues generated from the sale of services to our Wireless segment represented 39% of total voice revenues for the year ended March 31, 2016 compared to 31% in the year ended March 31, 2015.
Data Revenues
Data revenues reflect sales of data services, primarily Private Line and managed network services bundled with non-IP-based data access. Data revenues decreased $42 million, or 20%, for the year ended March 31, 2016 compared to the year ended March 31, 2015 as a result of customer churn, primarily related to Private Line. Data revenues generated from the provision of services to the Wireless segment represented 40% of total data revenue for the year ended March 31, 2016 compared to 41% in the year ended March 31, 2015.
Internet Revenue
IP-based data services revenue reflects sales of Internet services, including MPLS, VoIP, SIP, and managed services bundled with IP-based data access. IP-based data services decreased $69 million, or 5%, for the year ended March 31, 2016 compared to the year ended March 31, 2015 primarily due to fewer IP customers. In addition, revenue was also impacted by a decline in the price of services sold to our Wireless segment. Sale of services to our Wireless segment represented 15% of total Internet revenues for the year ended March 31, 2016 compared to 12% in the year ended March 31, 2015.
Other Revenues
Other revenues, which primarily consist of sales of customer premises equipment, increased $13 million, or 18%, for the year ended March 31, 2016 compared to the year ended March 31, 2015.
Costs of Services
Costs of services include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of customer premise equipment.
Year Ended March 31, 2017 compared to Year Ended March 31, 2016
Costs of services decreased $276 million, or 14%, for the year ended March 31, 2017 compared to the year ended March 31, 2016 primarily due to lower international voice volume and rates, combined with lower access expense as the result of savings initiatives and declining voice and IP rate and volumes. Service gross margin percentage decreased from 18% in the year ended March 31, 2016 to 17% in the year ended March 31, 2017.
Year Ended March 31, 2016 compared to Year Ended March 31, 2015
Costs of services increased $376 million, or 16%, for the year ended March 31, 2016 compared to the year ended March 31, 2015 primarily due to international voice volume and rates, combined with lower access expense as the result of savings initiatives and declining voice and IP rate and volumes. Service gross margin percentage increased from 17% in the year ended March 31, 2015 to 18% in the year ended March 31, 2016.

Selling, General and Administrative Expense
Year Ended March 31, 2017 compared to Year Ended March 31, 2016
Selling, general and administrative expense decreased $90 million, or 27%, in the year ended March 31, 2017 compared to the year ended March 31, 2016 primarily due to a decrease in shared administrative and employee-related costs required to support the Wireline segment as a result of the decline in revenue. Total selling, general and administrative expense as a percentage of net services revenue was 12% in the year ended March 31, 2017 compared to 14% in the year ended March 31, 2016.
Year Ended March 31, 2016 compared to Year Ended March 31, 2015
Selling, general and administrative expense decreased $35 million, or 10%, in the year ended March 31, 2016 compared to the year ended March 31, 2015 primarily due to a decrease in shared administrative and employee-related costs required to support the Wireline segment as a result of the decline in revenue. Total selling, general and administrative expense as a percentage of net services revenue was 14% in the year ended March 31, 2016 compared to 13% in the year ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Year Ended March 31,
	2017	2016	2015
	(in millions)
Net cash provided by operating activities	$4,168	$3,897	$2,450
Net cash used in investing activities	$(9,225)	$(5,735)	$(4,714)
Net cash provided by financing activities	$5,286	$469	$1,304
Operating Activities
Net cash provided by operating activities of $4.2 billion in the year ended March 31, 2017 increased $271 million from the same period in 2016. This increase was primarily due to lower vendor and labor-related payments of $1.6 billion, which were primarily due to reduced operating costs resulting from the Company's ongoing cost reduction initiatives, partially offset by $1.1 billion of decreased cash received from customers primarily due to lower net advances on our Accounts Receivable Facility (Receivables Facility) prior to the February 2017 amendment, as described below in Accounts Receivable Facility. Also, during the year ended March 31, 2017, we had increased interest payments of $254 million primarily due to the Network Equipment Sale-Leaseback, the unsecured financing facility, the Spectrum Financing transaction and the Receivables Facility.
Net cash provided by operating activities of $3.9 billion in the year ended March 31, 2016 increased $1.4 billion from the same period in 2015. This increase was due to lower vendor and labor-related payments of $2.2 billion, which were primarily due to reduced operating costs, partially offset by reduced cash received from customers of $669 million. The reduction in cash received from customers was driven by the $2.4 billion decrease in net operating revenues primarily due to lower average revenue per subscriber, which was offset by the $1.5 billion increase in operating cash flows resulting from the net changes in accounts and notes receivables and DPP during the year ended March 31, 2016 compared to the same period in 2015. In addition, we had increased interest payments of $125 million primarily associated with $1.5 billion aggregate principal amount of notes issued in February 2015.
Investing Activities
Net cash used in investing activities in the year ended March 31, 2017 increased by $3.5 billion compared to the same period in 2016 primarily due to increased net purchases of short-term investments of $5.6 billion. This increase was offset by decreased network and other capital expenditures of approximately $2.7 billion and decreased purchases of $844 million of leased devices from indirect dealers. The decreased purchases of leased devices from indirect dealers was partially offset by $477 million of repurchased devices due to the termination of the Handset Sale-Leaseback Tranche 1.
Net cash used in investing activities in the year ended March 31, 2016 increased by approximately $1.0 billion compared to the same period in 2015 primarily due to increased purchases of $1.7 billion of leased devices from indirect dealers and decreased net proceeds from sales and maturities of short-term investments of $2.7 billion. These increases were partially offset by $1.1 billion of proceeds from MLS under the Handset Sale-Leaseback Tranche 1 transaction, $1.8 billion in decreased purchases of short-term investments and decreased network and other capital expenditures of $742 million.

Financing Activities
Net cash provided by financing activities was $5.3 billion during the year ended March 31, 2017, which was primarily due to cash receipts of $2.2 billion, $1.1 billion, $3.5 billion and $4.0 billion from the Network Equipment Sale-Leaseback, Handset Sale-Leaseback Tranche 2, Spectrum Financing and the secured term loan, respectively. These receipts were partially offset by repayments of $654 million, $375 million, $300 million and $416 million for the Handset Sale-Leaseback Tranche 2, secured equipment credit facilities, Network Equipment Sale-Leaseback and Receivables Facility, respectively. We also retired $2.0 billion in principal amount of Sprint Communications, Inc. 6% senior notes due 2016, $1.0 billion in principal amount of Sprint Communications, Inc. 9.125% senior notes due 2017, $300 million principal amount of Clearwire Communications LLC 14.75% secured notes due 2016, and repaid $250 million of the EDC credit facility. In addition, we paid a total of $358 million in debt finance costs for the unsecured financing facility, Network Equipment Sale-Leaseback, Spectrum Financing transaction, the secured term loan and secured revolving bank credit facility.
Net cash provided by financing activities was $469 million during the year ended March 31, 2016, which was primarily due to sales of future lease receivables through our accounts receivables facility of $600 million and draws of $208 million, $266 million and $32 million on our Finnvera plc (Finnvera), K-sure and Delcredere | Ducroire (D/D) secured equipment credit facilities, respectively and a $250 million draw on the Export Development Canada (EDC) credit facility. These draws were partially offset by repayments related to our secured equipment credit facilities of $315 million, capital lease repayments of $84 million, and a $500 million repayment of the EDC credit facility.
Net cash provided by financing activities was $1.3 billion during the year ended March 31, 2015, which was primarily due to the February 24, 2015 issuance of $1.5 billion aggregate principal amount of 7.625% notes due 2025. In addition, we amended our unsecured Export Development Canada (EDC) agreement to, among other things, add an additional tranche totaling $300 million due 2019, which was fully drawn as of March 31, 2015. These were partially offset by principal payments on the iPCS, Inc. Second Lien Secured Floating Rate Notes due 2014 of approximately $181 million and scheduled principal payments on our secured equipment credit facilities of approximately $282 million.
Working Capital
We had working capital of $1.7 billion as of March 31, 2017 and negative working capital of $5.1 billion as of March 31, 2016. The change in working capital was primarily the result of $5.3 billion of net cash provided by financing activities as described above. In addition, the February 2017 amendment to the Receivables Facility, as described below in Accounts Receivable Facility, resulted in the derecognition of the DPP which caused a $1.2 billion net increase to working capital. The remaining balance was due to changes to other working capital items.
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
Accounts Receivable Facility
Transaction overview
Our Receivables Facility provides us the opportunity to sell certain wireless service receivables, installment receivables, and future amounts due from customers who lease certain devices from us to unaffiliated third parties (the Purchasers). The maximum funding limit under the Receivables Facility is $4.3 billion. While we have the right to decide how much cash to receive from each sale, the maximum amount of cash available to us varies based on a number of factors and currently represents approximately 50% of the total amount of the eligible receivables sold to the Purchasers. As of March 31, 2017, the total amount available to be drawn was $826 million. The Receivables Facility was amended in November 2016 to, among other things, reallocate the Purchasers' commitments between wireless service, installment and future lease receivables to 33%, 39% and 28%, respectively. The amendment was in response to changing trends in the financing methods selected by customers. In February 2017, the Receivables Facility was amended to extend the maturity date to November 2018. Additionally, Sprint gained effective control over the receivables transferred to the Purchasers by obtaining the right under certain circumstances, to repurchase them. Subsequent to the February 2017 amendment, all proceeds received from the Purchasers in exchange for the transfer of our wireless service and installment receivables are recorded as borrowings and all cash inflows and outflows under the Receivables Facility are reported as financing activities in the consolidated statements of cash flows. As a result of the amendment, there was a non-cash derecognition of the DPP asset totaling $1.5 billion, along with corresponding increases to "Accounts and notes receivable, net" of $2.6 billion, "Other assets" of $563 million and "Long-term debt, financing and capital lease obligations" of $1.7 billion. During the year ended March 31, 2017 and subsequent to the February 2017 amendment, we elected to receive $100 million of cash and also remitted $161 million of funds to the Purchasers because the amount of cash proceeds received by us under the facility exceeded the maximum funding limit, which were reported as financing activities in the consolidated statements of cash flows.
Prior to the February 2017 amendment, wireless service and installment receivables sold to the Purchasers were treated as a sale of financial assets and we derecognized these receivables, as well as the related allowances, and recognized the net proceeds received in cash provided by operating activities in the consolidated statements of cash flows. The total proceeds from the sale of these receivables were comprised of a combination of cash and a DPP. The DPP was realized by us upon either the ultimate collection of the underlying receivables sold to the Purchasers or upon Sprint's election to receive additional advances in cash from the Purchasers subject to the total availability under the Receivables Facility. The fees associated with these sales were recognized in "Selling, general and administrative" in the consolidated statements of operations through the date of the February 2017 amendment. Subsequent to the February 2017 amendment, the sale of wireless service and installment receivables are reported as financings, which is consistent with our historical treatment for the sale of future lease receivables, and the associated fees are recognized as "Interest expense" in the consolidated statements of operations.
Transaction Structure
Sprint contributes certain wireless service, installment and future lease receivables as well as the associated leased devices to Sprint's wholly-owned consolidated bankruptcy-remote special purpose entities (SPEs). At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, installment and future lease receivables to Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life. At March 31, 2017, wireless service and installment receivables contributed to the SPEs and included in "Accounts and notes receivable, net" in the consolidated balance sheets were $2.9 billion and the long-term portion of installment receivables included in "Other assets" in the consolidated balance sheets was $569 million. As of March 31, 2017, the net book value of devices contributed to the SPEs was approximately $3.1 billion.
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
DPP
Prior to the February 2017 amendment, the DPP was classified as a trading security within "Prepaid expenses and other current assets" in the consolidated balance sheets and was recorded at its estimated fair value. Subsequent to the February 2017 amendment, the Receivables Facility is accounted for as a financing and therefore the DPP is no longer recorded as a separate asset. The DPP related to our wireless service and installment receivables was $1.2 billion as of March 31, 2016. The fair value of the DPP was estimated using a discounted cash flow model, which relies principally on unobservable inputs such as the nature and credit class of the sold receivables and subscriber payment history, and, for installment receivables sold, the estimated timing of upgrades and upgrade payment amounts for those with upgrade options. Changes in the fair value of the DPP did not have a material impact on our consolidated statements of operations for the years ended March 31, 2017 and 2016.
During the year ended March 31, 2017, prior to the February 2017 amendment, we remitted $270 million of funds to the Purchasers because the amount of cash proceeds received by us under the facility exceeded the maximum funding limit, which increased the total amount of the DPP due to Sprint. We also elected to receive $625 million of cash, which decreased the total amount of the DPP due to Sprint. In addition, during the year ended March 31, 2017, prior to the February 2017 amendment, sales of new receivables exceeded cash collections on previously sold receivables such that the DPP increased by $644 million.

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
Handset Sale-Leaseback Tranche 1 (Tranche 1)
In December 2015, Sprint transferred devices with a net book value of approximately $1.3 billion to MLS in exchange for proceeds totaling $1.1 billion and a DPP of $126 million. We recorded the sale, removed the device from our balance sheet, and classified the leasebacks as operating leases. The difference between the fair value and the net book value of the devices sold was recognized as a loss on disposal of property, plant and equipment in the amount of $65 million and was included in "Other, net" in the consolidated statements of operations for the year ended March 31, 2016. The cash proceeds received in the transaction were reflected as cash provided by investing activities in the consolidated statements of cash flows and payments made to MLS under the leaseback are reflected as "Cost of products" in the consolidated statements of operations. Rent expense related to MLS totaled $494 million and $277 million during the years ended March 31, 2017 and 2016, respectively, and is reflected within cash flows from operations. In December 2016, Sprint terminated Tranche 1 by repurchasing the devices and related customer lease end rights and obligations from MLS for consideration of $375 million of net cash payments and the DPP of $126 million. As a result of the transaction, Sprint recorded $477 million of property, plant and equipment, $16 million of other assets, and was released from certain liabilities. Additionally, the leaseback was canceled and there will be no future rental payments owed to MLS related to Tranche 1. The impact to the consolidated statements of operations as a result of the termination was immaterial.
Handset Sale-Leaseback Tranche 2 (Tranche 2)
In May 2016, Sprint transferred devices with a net book value of approximately $1.3 billion to MLS in exchange for cash proceeds totaling $1.1 billion and a DPP of $186 million. Unlike Tranche 1, Tranche 2 was accounted for as a financing. Accordingly, the devices remain in "Property, plant and equipment, net" in the consolidated balance sheets and we continue to depreciate the assets to their estimated residual values over the respective customer lease terms. At March 31, 2017, the net book value of devices transferred to MLS was approximately $575 million.
The proceeds received are reflected as cash provided by financing activities in the consolidated statements of cash flows and payments made to MLS will be reflected as principal repayments and interest expense. We have elected to account for the financing obligation at fair value. Accordingly, changes in the fair value of the financing obligation are recognized in "Other (expense) income, net" in the consolidated statements of operations over the course of the arrangement.
Tranche 2 primarily includes devices from our iPhone Forever Program, whereas these devices were specifically excluded from Tranche 1. The iPhone Forever Program provides our leasing customers the ability to upgrade their devices and to enter into a new lease agreement, subject to certain conditions, upon Apple's release of a next generation device. Upon a customer exercising their iPhone Forever upgrade right, Sprint has the option to terminate the existing leaseback by immediately remitting all unpaid device leaseback payments and returning the device to MLS. Alternatively, Sprint has the option to transfer the title in the new device to MLS in exchange for the title in the original device (Exchange Option). If

Sprint elects the Exchange Option, we are required to continue to pay existing device leaseback rental related to the original device, among other requirements.
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
Network Equipment Sale-Leaseback
In April 2016, Sprint sold and leased back certain network equipment to unrelated bankruptcy-remote special purpose entities (collectively, "Network LeaseCo"). The network equipment was used as collateral to raise approximately $2.2 billion in borrowings from external investors, including SoftBank. Sprint's payments to Network LeaseCo during the leaseback period are used by Network LeaseCo to service debt.
Network LeaseCo is a variable interest entity for which Sprint is the primary beneficiary. As a result, Sprint is required to consolidate Network LeaseCo and our consolidated financial statements include Network LeaseCo's debt and the related financing cash inflows. The network assets included in the transaction, which had a net book value of approximately $3.0 billion and consisted primarily of equipment located at cell towers, remain on Sprint's consolidated financial statements and continue to be depreciated over their respective estimated useful lives. At March 31, 2017, these network assets had a net book value of approximately $2.4 billion.
The proceeds received were reflected as cash provided by financing activities in the consolidated statements of cash flows and payments made by Network LeaseCo are reflected as principal repayments and interest expense over the respective terms. Sprint has the option to purchase the equipment at the end of the leaseback term for a nominal amount. All intercompany transactions between Network LeaseCo and Sprint are eliminated in our consolidated financial statements. Principal and interest payments on the borrowings from the external investors will be repaid in staggered, unequal payments through January 2018. The first principal payment of $300 million was made in March 2017 with the remaining $1.9 billion of principal payments due in fiscal year 2017.
Spectrum Financing
In October 2016, Sprint transferred certain directly held and third-party leased spectrum licenses (collectively, "Spectrum Portfolio") to wholly-owned bankruptcy-remote special purpose entities (collectively, "Spectrum Financing SPEs"). The Spectrum Portfolio, which represents approximately 14% of Sprint's total spectrum holdings on a MHz-pops basis, was used as collateral to raise an initial $3.5 billion in senior secured notes at 3.36% per annum from external investors under a $7.0 billion program. Sprint can utilize this financing structure to potentially raise up to an additional $3.5 billion subject to certain conditions. The notes will be repaid over a five-year term, with interest-only payments over the first four quarters and amortizing quarterly principal payments thereafter commencing in December 2017 through September 2021.
Sprint Communications, Inc. simultaneously entered into a long-term lease with the Spectrum Financing SPEs for the ongoing use of the Spectrum Portfolio. Sprint Communications, Inc. is required to make monthly lease payments to the Spectrum Financing SPEs at a market rate. Those lease payments are sufficient to service the senior secured notes. As the Spectrum Financing SPEs are wholly-owned Sprint subsidiaries, these entities are consolidated and all intercompany activity has been eliminated.
Credit Facilities
Secured Term Loan and Revolving Bank Credit Facility
On February 3, 2017, we entered into a new credit agreement for $6.0 billion, consisting of a $4.0 billion, seven-year secured term loan that matures in February 2024 and a $2.0 billion secured revolving bank credit facility that expires in February 2021. The bank credit facility requires a ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the bank credit facility (adjusted EBITDA), not to exceed 6.0 to 1.0 through the quarter ending December 31, 2017. After December 31, 2017, the Leverage Ratio declines on a scheduled basis until the ratio becomes fixed at 3.5 to 1.0 for the fiscal quarter ended March 31, 2020 and each fiscal quarter ending thereafter through expiration of the facility. The term loan has an interest rate equal to LIBOR plus 250 basis points and the secured revolving bank credit facility has an interest rate equal to LIBOR plus a spread that varies depending on the Leverage Ratio. The secured revolving bank credit facility replaced the $3.3 billion unsecured revolving bank credit facility that was due to expire in February 2018.

Export Development Canada (EDC) agreement
On February 3, 2017, we amended the EDC agreement to provide for security and covenant terms similar to our secured term loan and revolving bank credit facility. However, under the terms of the EDC agreement, repayments of outstanding amounts cannot be redrawn. In March 2017, the Company repaid $250 million of aggregate principal of its outstanding Tranche 4 secured loan due December 15, 2017. As of March 31, 2017, the total principal amount of our borrowings under the EDC facility was $300 million.
Secured equipment credit facilities
Eksportkreditnamnden (EKN)
During the year ended March 31, 2017 we made principal repayments totaling $254 million on the facility, resulting in the total repayment of the principal amount at March 31, 2017. The facility has expired in accordance with its terms.
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provides for the ability to borrow up to $800 million to finance network-related purchases from Nokia Solutions and Networks US LLC, USA. The facility has one tranche remaining and available for borrowing through October 2017. Such borrowings are contingent upon the amount and timing of Sprint's network-related purchases. During the year ended March 31, 2017, we made principal repayments totaling $56 million, resulting in a total principal amount of $140 million outstanding at March 31, 2017.
K-sure
The K-Sure secured equipment credit facility provides for the ability to borrow up to $750 million to finance network-related purchases from Samsung Telecommunications America, LLC. The facility can be divided in up to three consecutive tranches of varying size with borrowings available until May 2018, contingent upon the amount of network-related purchases made by Sprint. During the year ended March 31, 2017, we made principal repayments totaling $65 million on the facility, resulting in a total principal amount of $259 million outstanding at March 31, 2017.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provides for the ability to borrow up to $250 million to finance network equipment-related purchases from Alcatel-Lucent USA Inc. The principal balance outstanding at March 31, 2017 was $32 million.
Borrowings under the Finnvera, K-sure and D/D secured equipment credit facilities are each secured by liens on the respective equipment purchased pursuant to each of the facility's credit agreement. In addition, repayments of outstanding amounts borrowed under the secured equipment credit facilities cannot be redrawn. Each of these facilities is fully and unconditionally guaranteed by both Sprint Communications, Inc. and Sprint Corporation.
As of March 31, 2017, our Leverage Ratio, as defined by our secured revolving bank credit facility was 3.9 to 1.0. Because our Leverage Ratio exceeded 2.5 to 1.0 at period end, we were restricted from paying cash dividends.

The following graph depicts our future fiscal year principal maturities of debt as of March 31, 2017:
*This table excludes (i) our $2.0 billion secured revolving bank credit facility, which will expire in 2021 and has no outstanding balance, (ii) $215 million in letters of credit outstanding under the secured revolving bank credit facility, (iii) $540 million of capital leases and other obligations, and (iv) net premiums and debt financing costs.
Liquidity and Capital Resources
As of March 31, 2017, our liquidity, including cash and cash equivalents, short-term investments, available borrowing capacity under our secured revolving bank credit facility and availability under our Receivables Facility was $10.9 billion. Our cash and cash equivalents and short-term investments totaled $8.3 billion as of March 31, 2017 compared to $2.6 billion as of March 31, 2016. As of March 31, 2017, we had approximately $1.8 billion of borrowing capacity available under our secured revolving bank credit facility. Amounts available under our Receivables Facility as of March 31, 2017 totaled $826 million.
In addition, we had a combined available borrowing capacity of $1.2 billion under our Finnvera, K-sure and D/D secured equipment credit facilities as of March 31, 2017. However, utilization of these facilities is dependent upon the amount and timing of network-related purchases from the applicable suppliers, as well as the period of time remaining to complete any further borrowings available under each facility.
We offer two device financing programs which allow subscribers to forgo traditional service contracts and pay less upfront for devices in exchange for lower monthly service fees, early upgrade options, or both. While a majority of the revenue associated with the installment sales program is recognized at the time of sale along with the related cost of products, lease revenue associated with our leasing program is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value generally over the lease term, which creates a positive impact to Wireless segment earnings. If the mix of leased devices continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase. The installment billing and leasing programs will continue to require a greater use of operating cash flows in the earlier part of the contracts as the subscriber will generally pay less upfront than the traditional subsidy program because they are financing the device. The Receivables Facility and our relationship with MLS were established as mechanisms to mitigate the use of cash from purchasing devices from OEMs to fulfill our installment billing and leasing programs.
To meet our liquidity requirements, we look to a variety of sources. In addition to our existing cash and cash equivalents, short-term investments, and cash generated from operating activities, we raise funds as necessary from external sources. We rely on the ability to issue debt and equity securities, the ability to access other forms of financing, including debt financing, some of which is secured by our assets, proceeds from the sale of certain accounts receivable and future lease receivables, proceeds from future sale-leaseback transactions, such as spectrum, and equipment, and the borrowing capacity available under our credit facilities to support our short- and long-term liquidity requirements. We believe our existing available liquidity and cash flows from operations will be sufficient to meet our funding requirements over the next twelve months, including debt service requirements and other significant future contractual obligations.
To maintain an adequate amount of available liquidity and execute our current business plan, which includes, among other things, network deployment and maintenance, subscriber growth, data usage capacity needs and the expected achievement of a cost structure intended to improve profitability and to meet our long-term debt service requirements and other significant future contractual obligations, we will need to continue to raise additional funds from external sources. Possible future financing sources include, among others, additional receivables financing transactions and raising additional funds through spectrum-backed notes. In addition, we are pursuing extended payment terms and increased facilities with certain vendors. If we are unable to obtain external funding, execute on our cost reduction initiatives, or are not successful in attracting valuable subscribers such as postpaid handset subscribers, our operations would be adversely affected, which may lead to defaults under certain of our borrowings.
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
A default under certain of our borrowings could trigger defaults under certain of our other financing obligations, which in turn could result in the maturities being accelerated. Certain indentures and other agreements governing our financing obligations require compliance with various covenants, including covenants that limit the Company's ability to sell certain of its assets, limit the Company and its subsidiaries' ability to incur indebtedness and liens, and require that we maintain certain financial ratios, each as defined by the terms of the indentures, related supplemental indentures and other agreements.
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

•	cash needs related to our installment billing and leasing programs;

•	availability under the Receivables Facility, which terminates in November 2018;

•	availability of our secured revolving bank credit facility, which expires in February 2021, less outstanding letters of credit;

•	remaining availability of approximately $1.2 billion of our secured equipment credit facilities for eligible capital expenditures, and any corresponding principal, interest and fee payments;

•	scheduled principal payments on debt, credit facilities and financing obligations, including approximately $21.3 billion coming due over the next five fiscal years;

•	raising additional funds from external sources;

•	the expected use of cash and cash equivalents in the near-term;

•
anticipated levels and timing of capital expenditures, including assumptions regarding lower unit costs, network capacity additions and upgrades, and the deployment of new technologies in our networks, FCC license acquisitions, and purchases of leased devices from our indirect dealers;

•	any additional contributions we may make to our pension plan;

•	estimated residual values of devices related to our device lease program;

•
finalization of our tender offers, which we expect to close in June 2017, to purchase for cash up to an aggregate principal amount of $1.7 billion of our 9.000% Guaranteed Notes due in 2018 and our 8.375% Notes due in 2017; and

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
The outlooks and credit ratings from Moody's Investor Service, Standard & Poor's Ratings Services, and Fitch Ratings for certain of Sprint Corporation's outstanding obligations were:

Rating
Rating Agency	Issuer Rating	Unsecured Notes	Guaranteed Notes	Bank Credit Facility	Outlook
Moody's	B2	B3	B1	Ba2	Stable
Standard and Poor's	B	B	B+	BB-	Stable
Fitch	B+	B+	BB	B+	Stable

FUTURE CONTRACTUAL OBLIGATIONS
The following table sets forth our current estimates as to the amounts and timing of contractual payments as of March 31, 2017. Future events, including additional issuances of our debt securities and refinancing of those debt securities, could cause actual payments to differ significantly from these amounts. See "Item 1A. Risk Factors."

Future Contractual Obligations	Total	Fiscal Year 2017	Fiscal Year 2018	Fiscal Year 2019	Fiscal Year 2020	Fiscal Year 2021	Fiscal Year 2022 and thereafter
	(in millions)
Notes, credit facilities and debentures(1)	$51,139	$4,810	$8,110	$5,773	$3,990	$5,068	$23,388
Capital leases and financing obligations(2)	3,174	2,617	180	133	115	84	45
Operating leases(3)	12,173	2,147	2,113	2,001	1,885	1,579	2,448
Spectrum leases and service credits(4)	6,971	247	244	268	244	263	5,705
Purchase orders and other commitments(5)	10,051	6,361	1,277	652	429	326	1,006
Total	$83,508	$16,182	$11,924	$8,827	$6,663	$7,320	$32,592
________________

(1)	Includes outstanding principal and estimated interest payments. Interest payments are based on management's expectations for future interest rates in the case of any variable rate debt.

(2)
Represents payments, including estimated interest, on financing obligations related to the Network Equipment Sale-Leaseback, Handset Sale-Leaseback Tranche 2, sale-leaseback of multiple tower sites, capital leases and other debt obligations.

(3)	Includes future lease payments related to cell and switch sites, real estate, network equipment and office space.

(4)
Includes future spectrum lease payments as well as service credits related to commitments to provide services to certain lessors and reimburse lessors for certain capital equipment and third-party service expenditures, over the term of the lease.

(5)
Includes service, spectrum, network equipment, devices, asset retirement obligations and other executory contracts. Excludes blanket purchase orders in the amount of $68 million. See below for further discussion.

"Purchase orders and other commitments" include minimum purchases we commit to purchase from suppliers over time and/or the unconditional purchase obligations where we guarantee to make a minimum payment to suppliers for goods and services regardless of whether we take delivery. These amounts do not represent our entire anticipated purchases in the future, but generally represent only our estimate of those items for which we are committed. Our estimates are based on assumptions about the variable components of the contracts such as hours contracted, number of subscribers, pricing, and other factors. In addition, we are party to various arrangements that are conditional in nature and create an obligation to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. The table above also excludes approximately $68 million of blanket purchase order amounts since their agreement terms are not specified. No time frame is set for these purchase orders and they are not legally binding. As a result, they are not firm commitments. Our liability for uncertain tax positions was $190 million as of March 31, 2017. Due to the inherent uncertainty of the timing of the resolution of the underlying tax positions, it is not practicable to assign this liability to any particular year(s) in the table. The table above also excludes any amounts due under our derivative agreements.

OFF-BALANCE SHEET FINANCING
As of March 31, 2017, we did not participate in, or secure, financings for any unconsolidated special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Sprint applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with U.S. GAAP. Sprint's more critical accounting policies include estimated economic lives and residual values of property, plant and equipment, valuation and recoverability of long-lived assets and evaluation of goodwill and indefinite-lived assets for impairment. Inherent in such policies are certain key assumptions and estimates made by management. Management regularly updates its estimates used in the preparation of the financial statements based on its latest assessment of the current and projected business and general economic environment. Sprint's significant accounting policies and estimates are summarized in the Notes to the Consolidated Financial Statements.
Depreciation
Our property, plant and equipment balance represents a significant component of our consolidated assets. We record property, plant and equipment at cost and generally depreciate it on a straight-line basis over the estimated useful life of the assets. We expect that a one-year increase in estimated useful lives of our property, plant and equipment, exclusive of leased devices, would result in a decrease to our fiscal year 2017 depreciation expense of $850 million and that a one-year decrease would result in an increase of $1.4 billion in our fiscal year 2017 depreciation expense.
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
At lease inception, devices classified as operating leases are reclassified from inventory to property, plant and equipment when leased through Sprint's direct channels. For those devices leased through indirect channels, which are classified as operating leases, we purchase the devices at lease inception from the dealer, which is then capitalized to property, plant and equipment. Residual values associated with devices under operating leases represent the estimated fair value at the end of the lease term. We review residual values regularly and, when appropriate, adjust them based on, among other things, estimates of expected market conditions at the end of the lease, including the impacts of future product launches. Adjustments to residual values of leased devices are recognized as a revision in depreciation estimates. We estimate that a 10% increase or decrease in the estimated residual values of devices under operating leases at March 31, 2017 would not have a material effect on depreciation expense over the next twelve months. Through March 31, 2017, the effects of changes in the estimated residual value of devices currently under operating leases have been immaterial.
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
During the years ended March 31, 2017 and 2016, no impairments were recorded. During the year ended March 31, 2015, we recorded an impairment loss of $233 million, which is included in "Impairments" in our consolidated statements of operations, to reduce the carrying value of the Wireline asset group, which includes the Wireline long-lived assets, to its estimated fair value as of our testing date. The fair value of the Wireline long-lived assets was estimated using a market approach, which included significant unobservable inputs including liquidation curves, useful life assumptions, and scrap values. As the assumptions are largely unobservable, the estimate of fair value is considered to be unobservable within the fair value hierarchy.

The determination of fair value requires considerable judgment and is highly sensitive to changes in underlying assumptions. While we believe our judgments and assumptions are reasonable, changes in future periods may impact our assumptions and lead to additional, future impairments.
Evaluation of Goodwill and Indefinite-Lived Intangible Assets for Impairment
As a result of the SoftBank Merger in July 2013, we recognized indefinite-lived assets at their acquisition-date estimates of fair value, including FCC licenses, goodwill, and trade names. All of the indefinite-lived assets, including goodwill, were allocated to our Wireless segment. As of March 31, 2017, the carrying values of these assets were $36.6 billion, $6.6 billion and $4.0 billion, respectively.
Sprint evaluates the carrying value of our indefinite-lived assets, including goodwill, at least annually or more frequently whenever events or changes in circumstances indicate that the asset may be impaired, or in the case of goodwill, that the fair value of the reporting unit is below its carrying amount. During the quarter-ended March 31, 2017, the Company completed its annual impairment testing for goodwill, the Sprint and Boost Mobile trade names, and spectrum licenses using a qualitative evaluation. The results of the qualitative evaluation determine whether it is necessary to perform a quantitative test. If it is more likely than not that the asset may be impaired, or in the case of goodwill, that the fair value of a reporting unit is less than its carrying amount, we would be required to perform a quantitative test. As a result of our testing in the current period, we determined that it was not more likely than not that the fair value of each of our indefinite-lived intangible assets were less than their carrying values.
In performing the annual goodwill impairment test for the year ended March 31, 2016, we estimated the fair value of the Wireless reporting unit using income-based, market-based and asset-based valuation models. The determination of the fair value of the reporting unit requires significant estimates and assumptions, including significant unobservable inputs. The key inputs included, but were not limited to, discount rates, terminal growth rates, control premiums, market multiple data from selected guideline public companies, management’s internal forecasts which include numerous assumptions such as share of industry gross additions, churn, mix of plans, rate changes, operating and capital expenditures and EBITDA margins, among others. Changes in certain assumptions or management’s failure to execute on the current plan could have a significant impact to the estimated fair value of the Wireless reporting unit. Under the income-based approach, we note that our fair value cushion was in excess of 10% of the carrying value in regards to the annual impairment test for the year ended March 31, 2016.
We estimated the fair value of the Sprint and Boost Mobile trade names assigned to the Wireless segment using the relief-from-royalty method, which uses several significant assumptions, including management projections of future revenue, a royalty rate, a long-term growth rate and a discount rate. As these assumptions are largely unobservable, the estimate of fair value is considered to be unobservable within the fair value hierarchy. Changes in certain assumptions can have a significant effect on the estimated fair value. For both the Sprint and Boost Mobile trade names, we note that a 5% decrease in revenue across the long-term plans would not have resulted in an impairment in regards to the annual impairment test for the year ended March 31, 2016. Additionally, the Company has seen significant market pressures in recent periods that has contributed to a loss of Boost Mobile subscribers for the fiscal year ended March 31, 2017. The Boost Mobile trade name may be subject to future impairments if the Company continues to incur Boost Mobile subscriber losses, is unable to meet future revenue projections, or future revenue projections are markedly lower in prospective periods. There can be no assurance that future revenue projections will be sufficient to avoid future impairments.
During the year ended March 31, 2015, we determined that recoverability of the carrying amount of goodwill and the Sprint trade name should be evaluated for impairment and it was determined that the carrying value of the Sprint trade name exceeded its estimated fair value of $3.3 billion. Accordingly, during the year ended March 31, 2015 we recorded an impairment loss of $1.9 billion, which is included in "Impairments" in our consolidated statements of operations.
The determination of fair value requires considerable judgment and is highly sensitive to changes in underlying assumptions and execution of management’s plan. Consequently, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill, spectrum and trade name impairment tests will prove to be an accurate prediction of the future. Sustained declines in the Company’s operating results, number of wireless subscribers, future forecasted cash flows, growth rates and other assumptions, as well as significant, sustained declines in the Company’s stock price and related market capitalization could impact the underlying key assumptions and our estimated fair values, potentially leading to a future material impairment of goodwill or other indefinite-lived intangible assets.

NEW ACCOUNTING PRONOUNCEMENTS
See Note 2. Summary of Significant Accounting Policies and Other Information, in Notes to the Consolidated Financial Statements in Item 8. of Part II of this Annual Report on Form 10-K, for a full description of new accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, which are hereby incorporated by reference.

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
Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•
our ability to obtain additional financing, including monetizing certain of our assets, including those under our existing or future programs to monetize a portion of our network or spectrum holdings, or to modify the terms of our existing financing, on terms acceptable to us, or at all;

•	our ability to continue to receive the expected benefits of our existing financings such as receivable financings;

•	our ability to retain and attract subscribers and to manage credit risks associated with our subscribers;

•	the ability of our competitors to offer products and services at lower prices due to lower cost structures or otherwise;

•	the effective implementation of our plans to improve the quality of our network, including timing, execution, technologies, costs, and performance of our network;

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

•
the impact of installment sales and leasing of handsets; the impact of increased purchase commitments; the overall demand for our service plans, including the impact of decisions of new or existing subscribers between our service offerings; and the impact of new, emerging, and competing technologies on our business;

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

•	our ability to comply with restrictions imposed by the U.S. Government as a condition to our merger with SoftBank;

•	the effects of any material impairment of our goodwill or other indefinite-lived intangible assets;

•	the impacts of new accounting standards or changes to existing standards that the FASB or other regulatory agencies issue, including the SEC;

•	unexpected results of litigation filed against us or our suppliers or vendors;

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
Interest Rate Risk
The communications industry is a capital-intensive, technology-driven business. We are subject to interest rate risk primarily associated with our borrowings. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Specific interest rate risk includes: the risk of increasing interest rates on variable rate debt and the risk of increasing interest rates for planned new fixed rate long-term financings or refinancings. Occasionally we may enter into derivative agreements such as interest rate caps and swaps to manage some of our variable interest rate exposure. As of March 31, 2017, we entered into a five-year fixed-for-floating interest rate swap on a $2.0 billion notional amount that has been designated as a cash flow hedge and is intended to reduce some of our exposure to rising interest rates by hedging variable interest costs related to 50% of our $4.0 billion secured term loan.
Approximately 83% of our debt as of March 31, 2017 was fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.
We perform interest rate sensitivity analyses on our variable-rate debt. These analyses indicate that a one percentage point change in interest rates would have had an annual pre-tax impact of $62 million on our consolidated statements of operations and cash flows for the year ended March 31, 2017. We also perform a sensitivity analysis on the fair market value of our outstanding debt. A 10% decline in market interest rates is estimated to result in a $941 million increase in the fair market value of our debt to $44.2 billion.
Foreign Currency Risk
We may enter into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Our foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. We use foreign currency derivatives to hedge our foreign currency exposure related to settlement of international telecommunications access charges and the operation of our international subsidiaries. The dollar equivalent of our net foreign currency payables from international settlements was insignificant and the net foreign currency receivables from international operations was insignificant as of March 31, 2017. The potential immediate pre-tax loss to us that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be insignificant.

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
In connection with the preparation of this annual report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2017 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2017. This assessment was based on the criteria set forth by Internal Control—Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations. Management believes that, as of March 31, 2017, our internal control over financial reporting was effective.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
After the SoftBank Merger, SoftBank acquired control of Sprint. During the fiscal year ended March 31, 2017, SoftBank, through one of its non-U.S. subsidiaries, provided roaming services in Iran through Telecommunications Services Company (MTN Irancell), which is or may be a government-controlled entity. During the fiscal year ended March 31, 2017, SoftBank had no gross revenues from such services and no net profit was generated. This subsidiary also provided telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the fiscal year ended March 31, 2017, SoftBank estimates that gross revenues and net profit generated by such services were both under $9,400. Sprint was not involved in, and did not receive any revenue from, any of these activities. These activities have been conducted in accordance with applicable laws and regulations, and they are not sanctionable under U.S. or Japanese law. Accordingly, with respect to Telecommunications Services Company (MTN Irancell), the relevant SoftBank subsidiary intends to continue such activities. With respect to services provided to accounts affiliated with the Embassy of Iran in Japan, the relevant SoftBank subsidiary is obligated under contract to continue such services.
In addition, during the fiscal year ended March 31, 2017, SoftBank, through one of its non-U.S. indirect subsidiaries, provided office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenue and net profit generated by such services were under $5,300 and $1,030, respectively. Sprint was not involved in, and did not receive any revenue from any of these activities. Accordingly, the relevant SoftBank subsidiary intends to continue such activities.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item regarding our directors is incorporated by reference to the information set forth under the captions "Proposal 1. - Election of Directors" "Board Operations—Board Committees" in our proxy statement relating to our 2017 annual meeting of stockholders, which will be filed with the SEC, and with respect to family relationships, to Part I of this annual report under "Executive Officers of the Registrant." The information required by this item regarding our executive officers is incorporated by reference to Part I of this annual report under the caption titled "Executive Officers of the Registrant." The information required by this item regarding compliance with Section 16(a) of the Exchange Act by our directors, executive officers and holders of ten percent of a registered class of our equity securities is incorporated by reference to the information set forth under the caption "Security Ownership—Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement relating to our 2017 annual meeting of stockholders, which will be filed with the SEC.
We have adopted the Sprint Corporation Code of Conduct, which applies to all of our directors, officers and employees. The Code of Conduct is publicly available on our website at http://www.sprint.com/governance. If we make any material amendment to our Code of Conduct, or if we grant any waiver from a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, we will disclose the nature of the amendment or waiver on our website at the same location. Also, we may elect to disclose the amendment or waiver in a current report on Form 8-K filed with the SEC.

Item 11.	Executive Compensation
The information required by this item regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the captions "Director Compensation," "Executive Compensation," and "Board Operations—Compensation Committee Interlocks and Insider Participation" in our proxy statement relating to our 2017 annual meeting of stockholders, which will be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item, other than the equity compensation plan information presented below, is incorporated by reference to the information set forth under the captions "Security Ownership—Security Ownership of Certain Beneficial Owners" and "Security Ownership—Security Ownership of Directors and Executive Officers" in our proxy statement relating to our 2017 annual meeting of stockholders, which will be filed with the SEC.
Compensation Plan Information
Currently we sponsor two active equity incentive plans, the 2015 Amended and Restated Omnibus Incentive Plan (2015 Plan) and our Employee Stock Purchase Plan (ESPP). We also sponsor the 2007 Omnibus Incentive Plan (2007 Plan) and the 1997 Long-Term Incentive Program (1997 Program). All outstanding options under the Nextel Incentive Equity Plan (Nextel Plan) expired in fiscal year 2015. Under the 2015 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to our employees, outside directors and certain other service providers. Our board of directors, or one or more committees, will determine the terms of each award. No new grants can be made under the 2007 Plan or the 1997 Program.

The following table provides information about the shares of common stock that may be issued upon exercise of awards as of March 31, 2017.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)		(b)		(c)
Equity compensation plans approved by stockholders of common stock	120,440,328	(1)(2)	$4.57	(3)	211,161,529	(4)(5)(6)
 _______________

(1)
Includes 11,825,982 shares covered by options and 71,761,210 restricted stock units under the 2015 Plan, 25,353,304 shares covered by options and 10,952,022 restricted stock units under the 2007 Plan, and 25,835 restricted stock units outstanding under the 1997 Program. Also includes purchase rights to acquire 521,975 shares of common stock accrued at March 31, 2017 under the ESPP. Under the ESPP, each eligible employee may purchase common stock at quarterly intervals at a purchase price per share equal to 85% of the market value on the last business day of the offering period.

(2)	Included in the total of 120,440,328 shares are 10,952,022 restricted stock units under the 2007 Plan, which will be counted against the 2007 Plan maximum in a 2.5 to 1 ratio.

(3)
The weighted average exercise price does not take into account the shares of common stock issuable upon vesting of restricted stock units issued under the 1997 Program, the 2007 Plan or the 2015 Plan. These restricted stock units have no exercise price. The weighted average purchase price also does not take into account the 521,975 shares of common stock issuable as a result of the purchase rights accrued under the ESPP; the purchase price of these shares was $7.32 for each share.

(4)
Of these shares, 139,992,111 shares of common stock were available under the 2015 Plan. Through March 31, 2017, 171,358,126 cumulative shares came from the 2007 Plan, the 1997 Program and predecessor plans, including the Nextel Plan.

(5)	Includes 71,169,418 shares of common stock available for issuance under the ESPP after issuance of the 521,975 shares purchased in the quarter ended March 31, 2017 offering. See note 1 above.

(6)	No new awards may be granted under the 2007 Plan or the 1997 Program.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information set forth under the captions "Certain Relationships and Related Party Transactions" and "Board Operations—Independence of Directors" in our proxy statement relating to our 2017 annual meeting of stockholders, which will be filed with the SEC.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the information set forth under the caption "Principal Accounting Fees and Services" in our proxy statement relating to our 2017 annual meeting of stockholders, which will be filed with the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	The consolidated financial statements of Sprint Corporation filed as part of this annual report are listed in the Index to Consolidated Financial Statements.

2.	The exhibits filed as part of this annual report are listed in the Exhibit Index.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINT CORPORATION (Registrant)

By	/s/ MARCELO CLAURE
Marcelo Claure Chief Executive Officer and President
Date: May 26, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of May, 2017.

/s/ MARCELO CLAURE
Marcelo Claure Chief Executive Officer and President (Principal Executive Officer)

/s/ TAREK A. ROBBIATI
Tarek A. Robbiati Chief Financial Officer (Principal Financial Officer)

/s/ PAUL W. SCHIEBER, JR.
Paul W. Schieber, Jr. Vice President and Controller (Principal Accounting Officer)

SIGNATURES
SPRINT CORPORATION
(Registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of May, 2017.

/s/ MASAYOSHI SON	/s/ MARCELO CLAURE
Masayoshi Son, Chairman	Marcelo Claure, Director

/s/ RONALD D. FISHER	/s/ PATRICK T. DOYLE
Ronald D. Fisher, Vice Chairman	Patrick T. Doyle, Director

/s/ GORDON M. BETHUNE	/s/ JULIUS GENACHOWSKI
Gordon M. Bethune, Director	Julius Genachowski, Director

/s/ ADMIRAL MICHAEL G. MULLEN	/s/ SARA MARTINEZ TUCKER
Admiral Michael G. Mullen, Director	Sara Martinez Tucker, Director

Exhibit Index

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Agreement and Plan of Merger, dated as of October 15, 2012, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	8-K	001-04721	2.1	10/15/2012

2.2	First Amendment to Agreement and Plan of Merger, dated November 29, 2012, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	10-Q	001-04721	2.5	5/6/2013

2.3	Second Amendment to Agreement and Plan of Merger, dated April 12, 2013, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	10-Q	001-04721	2.6	5/6/2013

2.4**	Third Amendment to Agreement and Plan of Merger, dated June 10, 2013, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	8-K	001-04721	2.1	6/11/2013

2.5**	Agreement and Plan of Merger, dated as of December 17, 2012, by and among Sprint Nextel Corporation, Collie Acquisition Corp. and Clearwire Corporation	8-K	001-04721	2.1	12/18/2012

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
		8-K	001-04721	4(b)	2/3/1999

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

4.3	Second Supplemental Indenture, dated as of October 15, 2001, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K	001-04721	99	10/29/2001

4.4	Third Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Capital Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K	001-04721	4.5	9/11/2013

4.5	Indenture, dated as of November 20, 2006, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	11/9/2011

4.6	First Supplemental Indenture, dated as of November 9, 2011, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.2	11/9/2011

4.7	Second Supplemental Indenture, dated as of November 9, 2011, by and among Sprint Nextel Corporation, the Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.3	11/9/2011

4.8	Third Supplemental Indenture, dated as of March 1, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	3/1/2012

4.9	Fourth Supplemental Indenture, dated as of March 1, 2012, by and among Sprint Nextel Corporation, the Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.2	3/1/2012

4.10	Fifth Supplemental Indenture, dated as of August 14, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	8/14/2012

4.11	Sixth Supplemental Indenture, dated as of November 14, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	11/14/2012

4.12	Seventh Supplemental Indenture, dated as of November 20, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	11/20/2012

4.13	Eighth Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.4	9/11/2013

4.14	Ninth Supplemental Indenture, dated as of June 26, 2014, by and between Bright PCS Holdings, Inc., Bright Personal Communications Services, LLC, Horizon Personal Communications, Inc., iPCS Equipment, Inc., iPCS Wireless, Inc., Pinsight Media+, Inc., OneLouder Apps, Inc., iPCS, Inc., Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	10-Q	001-04721	4.1	8/8/2014

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

4.15	Tenth Supplemental Indenture, dated as of August 9, 2016, by and among Virgin Mobile USA - Evolution, Inc., as new guarantor, Sprint Communications, Inc., The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-04721	4.4	2/6/2017

4.16	Eleventh Supplemental Indenture, dated as of November 16, 2016, by and among Sprint Communications, Inc., The Bank of New York Mellon Trust Company, N.A., as trustee and certain subsidiaries of Sprint Corporation as new guarantors	8-K	001-04721	4.5	2/6/2017

4.17	Indenture, dated as of September 11, 2013, by and between Sprint Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	9/11/2013

4.18	First Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.2	9/11/2013

4.19	Second Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.3	9/11/2013

4.20	Third Supplemental Indenture, dated as of December 12, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	12/12/2013

4.21	Fourth Supplemental Indenture, dated as of February 24, 2015, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	2/24/2015

4.22	Indenture, dated as of October 27, 2016, among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K	001-04721	4.1	11/2/2016

4.23	Series 2016-1 Supplement, dated as of October 27, 2016, among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K	001-04721	4.2	11/2/2016

4.24	Form of Series 2016-1 3.360% Senior Secured Notes, Class A-1 (included in Exhibit 4.23).	8-K	001-04721	4.3	11/2/2016

(10) Material Contracts

10.1	Amended and Restated Receivables Purchase Agreement, dated as of April 24, 2015, among Sprint Spectrum L.P., individually and as Servicer, the Sellers party thereto, the various Conduit Purchasers, Committed Purchasers, and Purchaser Agents from time to time party thereto, Mizuho Bank Ltd. as Administrative Agent and Collateral Agent and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent	8-K	001-04721	10.1	4/27/2015

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.2	Second Amended and Restated Receivables Purchase Agreement, dated as of November 19, 2015, by and among Sprint Spectrum L.P., as servicer, certain Sprint special purpose entities, as sellers, certain commercial paper conduits and financial institutions from time to time party thereto, as purchaser agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent, SMBC Nikko Securities America, Inc., as administrative agent, and Mizuho Bank, Ltd., as administrative agent and collateral agent	8-K	001-04721	10.6	11/20/2015

10.3	First Amendment to Second Amended and Restated Receivables Purchase Agreement, dated as of November 18, 2016, by and among Sprint Spectrum L.P., as initial servicer, the Sellers party thereto, the various Conduit Purchasers, Committed Purchasers and Purchaser Agents party thereto, Mizuho Bank, Ltd., as Collateral Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as SCC Administrative Agent, and SMBC Nikko Securities America, Inc. as Lease Administrative Agent	10-Q	001-04721	10.6	2/6/2017

10.4
Second Amendment to the Second Amended and Restated Receivables Purchase Agreement, dated as of February 3, 2017, by and among Sprint Spectrum L.P., as servicer, certain Sprint Corporation special purpose entities, as sellers, certain commercial paper conduits and financial institutions from time to time party thereto, as purchasers, the entities from time to time party thereto as purchaser agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent, SMBC Nikko Securities America, Inc., as administrative agent, and Mizuho Bank, Ltd., as administrative agent and collateral agent
		8-K	001-04721	10.2	2/6/2017

10.5	First Amendment to the Second Amended and Restated Receivables Sale and Contribution Agreement, dated as of February 3, 2017, by and among Sprint Spectrum L.P., as servicer, and certain Sprint Corporation subsidiaries, as originators and sellers, and certain special purpose entities, as purchasers	8-K	001-04721	10.3	2/6/2017

10.6	Amended and Restated Receivables Sale Agreement, dated as of April 24, 2015, between Sprint Spectrum L.P., as an Originator and as Servicer, the other Originators from time to time party thereto and the Buyers from time to time party thereto	8-K	001-04721	10.2	4/27/2015

10.7	Second Amended and Restated Receivables Sale and Contribution Agreement, dated as of November 19, 2015, by and among certain Sprint subsidiaries as originators and special purpose entities	8-K	001-04721	10.7	11/20/2015

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.8	Credit Agreement, dated as of February 3, 2017, by and among Sprint Communications, Inc., as Borrower, the guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto.	8-K	001-04721	10.1	2/6/2017

10.9	Amended and Restated First Step Transfer Agreement (Tranche 1), dated as of April 28, 2016, among the originators from time to time party thereto, the lessees from time to time party thereto and Sprint Spectrum L.P	10-K	001-04721	10.10	5/17/2016

10.10	Amended and Restated Second Step Transfer Agreement (Tranche 1), dated as of April 28, 2016, among the lessees from time to time party thereto and Mobile Leasing Solutions, LLC	10-K	001-04721	10.11	5/17/2016

10.11	Amended and Restated Master Lease Agreement (Tranche 1), dated as of April 28, 2016, among Mobile Leasing Solutions, LLC, the lessees from time to time party thereto, Sprint Spectrum L.P. and Mizuho Bank, Ltd., as collateral agent	10-K	001-04721	10.12	5/17/2016

10.12	Amended and Restated Performance Support Agreement (Tranche 1), dated as of April 28, 2016, by Sprint Corporation in favor of Mobile Leasing Solutions, LLC	10-K	001-04721	10.13	5/17/2016

10.13	Amended and Restated Guaranty (Tranche 1), dated as of April 28, 2016, by Sprint Corporation in favor of Mobile Leasing Solutions, LLC	10-K	001-04721	10.14	5/17/2016

10.14	Master Lease Agreement, dated as of March 31, 2016 (effective as of April 5, 2016), among the purchasers party thereto and the lessees party thereto	8-K	001-04721	10.2	4/6/2016

10.15	Form of Sale Agreement, dated as of March 31, 2016 (effective as of April 5, 2016), by and between the lessees party thereto and the purchasers party thereto	8-K	001-04721	10.1	4/6/2016

10.16	Guaranty, dated as of March 31, 2016 (effective as of April 5, 2016), by Sprint Corporation in favor of the purchasers party thereto	8-K	001-04721	10.3	4/6/2016

10.17	Amended and Restated First Step Transfer Agreement (Tranche 2), dated as of December 8, 2016, by and among Sprint Spectrum L.P., the Originators from time to time party thereto, and the Lessees from time to time party thereto	10-Q	001-04721	10.7	2/6/2017

10.18	Amended and Restated Second Step Transfer Agreement (Tranche 2), dated as of December 8, 2016, by and among Mobile Leasing Solutions, LLC acting for itself and on behalf of Series 2 thereof and the Lessees from time to time party thereto	10-Q	001-04721	10.8	2/6/2017

10.19	Amended and Restated Master Lease Agreement (Tranche 2), dated as of December 8, 2016, by and among Sprint Spectrum L.P., the Lessees from time to time party thereto, Mizuho Bank, Ltd., and Mobile Leasing Solutions, LLC acting for itself and on behalf of Series 2 thereof	10-Q	001-04721	10.9	2/6/2017

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.20	First Step Transfer Agreement (Tranche 2), dated as of April 28, 2016, among the originators from time to time party thereto, the lessees from time to time party thereto and Sprint Spectrum L.P.	8-K	001-04721	10.1	4/29/2016

10.21	Second Step Transfer Agreement (Tranche 2), dated as of April 28, 2016, among the lessees from time to time party thereto and Mobile Leasing Solutions, LLC, acting for itself and on behalf of Series 2 thereof	8-K	001-04721	10.2	4/29/2016

10.22	Master Lease Agreement (Tranche 2), dated as of April 28, 2016, among Mobile Leasing Solutions, LLC, acting for itself and on behalf of Series 2 thereof, the lessees from time to time party thereto, Sprint Spectrum L.P. and Mizuho Bank, Ltd., as Collateral Agent	8-K	001-04721	10.3	4/29/2016

10.23	Performance Support Agreement (Tranche 2), dated as of April 28, 2016, by Sprint Corporation in favor of Mobile Leasing Solutions, LLC, acting for itself and on behalf of Series 2 thereof	8-K	001-04721	10.4	4/29/2016

10.24	Guaranty (Tranche 2), dated as of April 28, 2016, by Sprint Corporation in favor of Mobile Leasing Solutions, LLC, acting for itself and on behalf of Series 2 thereof	8-K	001-04721	10.5	4/29/2016

10.25	Credit Agreement, dated as of April 28, 2016, among Sprint Communications, Inc., as borrower, Sprint Corporation and certain subsidiaries of Sprint Communications, Inc., as guarantors, and Mizuho Bank, Ltd., as administrative agent, arranger and bookrunner	8-K	001-04721	10.6	4/29/2016

10.26	First Amendment, dated as of June 29, 2016, to the Credit Agreement, dated as of April 28, 2016, by and between Sprint Communications, Inc. and Mizuho Bank, Ltd.	10-Q	001-04721	10.1	11/1/2016

10.27	Incremental Agreement No. 1, dated as of June 29, 2016, to the Credit Agreement, dated as of April 28, 2016, by and among Sprint Communications, Inc., the Guarantors party thereto, the Lenders parties thereto, and Mizuho Bank, Ltd., as Arranger, Bookrunner, and administrative agent for the Lenders	10-Q	001-04721	10.2	11/1/2016

10.28	Guarantee and Collateral Agreement, dated October 27, 2016, among Deutsche Bank Trust Company Americas, Sprint Spectrum PledgeCo LLC, Sprint Spectrum PledgeCo II LLC, Sprint Spectrum PledgeCo III LLC, Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC.	8-K	001-04721	10.1	11/2/2016

10.29	Intra-Company Spectrum Lease Agreement, dated as of October 27, 2016, among Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate Holdco LLC, Sprint Intermediate Holdco II LLC, Sprint Intermediate Holdco III LLC and the guarantors named therein.	8-K	001-04721	10.2	11/2/2016

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.30	Warrant Agreement for Sprint Corporation Common Stock, dated as of July 10, 2013, by and between Sprint Corporation and Starburst I, Inc.	8-K	001-04721	10.6	7/11/2013

(10) Executive Compensation Plans and Arrangements

10.31	Summary of 2014 Long-Term Incentive Plan	8-K	001-04721		10/9/2014

10.32	STI and LTI Plan Information	10-Q	001-04721	10.4	8/7/2015

10.33	Form of Evidence of Award Agreement (awarding restricted stock units) under the 2007 Omnibus Incentive Plan to Section 16 officers other than Robert L. Johnson	10-Q	001-04721	10.21	11/6/2013

10.34	Form of Evidence of Award Agreement (awarding performance-based restricted stock units) under the 2007 Omnibus Incentive Plan to Joseph J. Euteneuer	10-Q	001-04721	10.24	11/6/2013

10.35	Form of Evidence of Award Agreement (awarding performance-based restricted stock units) under the 2007 Omnibus Incentive Plan to Section 16 officers other than Messrs. Robert L. Johnson and Joseph J. Euteneuer	10-Q	001-04721	10.23	11/6/2013

10.36	Form of Award Agreement (awarding performance-based restricted stock units) under the 2014 Long-Term Incentive Plan to Joseph J. Euteneuer	10-Q	001-04721	10.4	8/8/2014

10.37	Form of Award Agreement (awarding performance-based restricted stock units) under the 2014 Long-Term Incentive Plan to executive officers other than Messrs. Euteneuer and Johnson and Section 16 officers	10-Q	001-04721	10.6	8/8/2014

10.38	Form of Award Agreement (awarding performance-based restricted stock units) under the 2014 Long-Term Incentive Plan to Section 16 officers other than Messrs. Euteneuer and Johnson	10-Q	001-04721	10.7	8/8/2014

10.39	Form of Award Agreement (awarding restricted stock units) under the 2014 Long-Term Incentive Plan to all executive officers other than Robert L. Johnson	10-Q	001-04721	10.9	8/8/2014

10.40	Form of Award Agreement (awarding stock options) under the 2014 Long-Term Incentive Plan for executive officers with Sprint employment agreements	10-Q	001-04721	10.11	8/8/2014

10.41	Form of Award Agreement (awarding stock options) under the 2014 Long-Term Incentive Plan to executive officers other than those with Sprint employment agreements and Robert L. Johnson	10-Q	001-04721	10.12	8/8/2014

10.42	Form of Turnaround Incentive Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan for certain executive officers in exchange for reduced long-term incentive opportunities	10-Q	001-04721	10.6	11/9/2015

10.43	Form of Turnaround Incentive Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan for certain executive officers	10-Q	001-04721	10.7	11/9/2015

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.44	Form of Award Agreement (awarding stock options) under the 2015 Omnibus Incentive Plan to executive officers other than those with Sprint employment agreements and Robert L. Johnson	10-Q	001-04721	10.8	11/9/2015

10.45	Form of Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan to executive officers other than Robert L. Johnson	10-Q	001-04721	10.9	11/9/2015

10.46	Form of Award Agreement (awarding performance-based restricted stock units) under the 2015 Omnibus Incentive Plan to executive officers other than Robert L. Johnson	10-Q	001-04721	10.10	11/9/2015

10.47	Form of Stock Option Agreement under the Stock Option Exchange Program (for certain Nextel Communication Inc. employees)	Sch. TO-I	005-41991	d(2)	5/17/2010

10.48	Form of Stock Option Agreement under the Stock Option Exchange Program (for all other employees other than those with Nextel employment agreements)	Sch. TO-I/A	005-41991	d(3)	5/21/2010

10.49	Amended and Restated Employment Agreement, effective as of August 11, 2015, by and between Sprint Corporation and Raul Marcelo Claure	8-K	001-04721	10.1	8/11/2015

10.50	Employment Agreement, executed December 20, 2010, effective April 4, 2011, by and between Joseph J. Euteneuer and Sprint Nextel Corporation	8-K	001-04721	10.1	12/21/2010

10.51	First Amendment to Employment Agreement, dated November 20, 2012, by and between Sprint Nextel Corporation and Joseph J. Euteneuer	8-K	001-04721	10.3	11/20/2012

10.52	Second Amendment to Employment Agreement, dated November 11, 2013, by and between Joseph J. Euteneuer and Sprint Communications, Inc.	8-K	001-04721	10.1	11/12/2013

10.53	Third Amendment to Employment Agreement, dated November 14, 2014, between Sprint Communications, Inc. and Joseph J. Euteneuer	10-Q	001-04721	10.4	2/5/2015

10.54	Fourth Amendment to Employment Agreement, effective November 6, 2015, by and between Sprint Nextel Corporation, now known as Sprint Communications, Inc., and Joseph Euteneuer	8-K	001-04721	10.1	11/12/2015

10.55	Employment Agreement, effective September 6, 2013 by and between Sprint Corporation and Brandon Dow Draper	10-Q	001-04721	10.25	11/6/2013

10.56	Brandon Dow Draper Sign-On Award of Restricted Stock Units	10-Q	001-04721	10.26	11/6/2013

10.57	First Amendment to Employment Agreement, dated February 21, 2014, by and between Sprint Corporation and Brandon Dow Draper	10-KT	001-04721	10.78	5/23/2014

10.58	Employment Agreement, dated January 2, 2016, by and between Sprint Corporation and Jorge Gracia	10-Q	001-04721	10.12	2/4/2016

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.59	Employment Agreement, effective May 20, 2014, by and between Sprint Corporation and John C. Saw	10-Q	001-04721	10.1	8/8/2014

10.60	First Amendment to Employment Agreement, effective October 20, 2014, by and between Sprint Corporation and John C. Saw	10-Q	001-04721	10.3	11/6/2014

10.61	Second Amendment to Employment Agreement, effective July 27, 2015, by and between Sprint Corporation and John C. Saw	10-Q	001-04721	10.1	11/9/2015

10.62	Amended and Restated Employment Agreement, effective December 31, 2008, by and between Sprint Nextel Corporation and Jaime A. Jones	10-K	001-04721	10.68	5/26/2015

10.63	First Amendment to Amended and Restated Employment Agreement, effective December 13, 2012, by and between Sprint Nextel Corporation and Jaime A. Jones	10-K	001-04721	10.69	5/26/2015

10.64	Second Amendment to Amended and Restated Employment Agreement, effective December 13, 2012, by and between Sprint Nextel Corporation and Jaime A. Jones	10-K	001-04721	10.76	5/17/2016

10.65	Employment Agreement, effective August 3, 2015, by and between Sprint Corporation and Guenther Ottendorfer	10-Q	001-04721	10.2	11/9/2015

10.66	Employment Agreement, dated August 2, 2015, by and between Sprint Corporation and Tarek Robbiati	8-K	001-04721	10.1	8/3/2015

10.67	Amended and Restated Agreement Regarding Special Compensation and Post Employment Restrictive Covenants, dated December 31, 2008, by and between Sprint Nextel Corporation and Paul W. Schieber	10-K	001-04721	10.80	2/24/2014

10.68	First Amendment to Amended and Restated Agreement Regarding Special Compensation and Post Employment Restrictive Covenants, dated December 11, 2012, by and between Sprint Nextel Corporation and Paul W. Schieber	10-K	001-04721	10.81	2/24/2014

10.69	Employment Agreement, dated May 1, 2015, by and between Sprint Corporation and Roger Sole Rafols	10-Q	001-04721	10.11	2/4/2016

10.70	Employment Agreement, dated May 31, 2015, by and between Sprint Corporation and Kevin Crull	10-Q	001-04721	10.3	8/7/2015

10.71	Summary of Compensation Committee approval of additional monthly flight hours as provided under the Amended and Restated Employment Agreement, effective as of August 11, 2015, by and between Sprint Corporation and Raul Marcelo Claure	10-Q	001-04721	10.3	8/9/2016

10.72	Form of Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan with covenants and restrictions to executive officers	10-Q	001-04721	10.4	8/9/2016

10.73	Form of Award Agreement (awarding performance-based restricted stock units) under the 2015 Omnibus Incentive Plan with covenants and restrictions to executive officers	10-Q	001-04721	10.5	8/9/2016

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.74	Form of Turnaround Incentive Award Agreement (awarding performance-based restricted stock units) under the 2015 Omnibus Incentive Plan for certain executive officers with proration after two years	10-Q	001-04721	10.6	8/9/2016

10.75	Form of Award Agreement (awarding stock options) under the 2015 Omnibus Incentive Plan with covenants and restrictions to executive officers without special compensation arrangements	10-Q	001-04721	10.7	8/9/2016

10.76	Form of Award Agreement (awarding stock options) under the 2015 Omnibus Incentive Plan to executive officers with special compensation arrangements	10-Q	001-04721	10.8	8/9/2016

10.77	Form of Turnaround Incentive Award Agreement (awarding performance-based restricted stock units) under the 2015 Omnibus Incentive Plan with proration after two years	10-Q	001-04721	10.1	11/1/2016

10.78	Employment Agreement, executed as of January 19, 2017, between Nestor Cano and Sprint Corporation	8-K	001-04721	10.1	1/24/2017

10.79	Retention Award Letter for Roger Sole effective as of January 18, 2017	10-Q	001-04721	10.3	2/6/2017

10.80	Sprint Corporation 2007 Omnibus Incentive Plan	8-K	001-04721	10.2	9/20/2013

10.81	Sprint Corporation Amended and Restated 2015 Omnibus Incentive Plan	10-Q	001-04721	10.1	2/6/2017

10.82	Sprint Corporation Change in Control Severance Plan	10-K	001-04721	10.88	5/17/2016

10.83	Sprint Corporation Deferred Compensation Plan, as amended and restated effective September 26, 2014	10-Q	001-04721	10.2	11/6/2014

10.84	Executive Deferred Compensation Plan, as amended and restated effective January 1, 2008	10-K	001-04721	10.35	2/27/2009

10.85	Summary of Director Compensation Programs	10-Q	001-04721	10.19	11/6/2013

10.86	Director's Deferred Fee Plan, as amended and restated effective January 1, 2008	10-K	001-04721	10.37	2/27/2009

10.87	Form of Award Agreement (awarding restricted stock units) under the 2007 Omnibus Incentive Plan for non-employee directors	10-Q	001-04721	10.10	5/9/2007

10.88	Form of Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan for non-employee directors	10-Q	001-04721	10.5	11/9/2015

10.89	Form of Election to Defer Delivery of Shares Subject to RSUs (Outside Directors)	10-K	001-04721	10.95	5/17/2016

10.90	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain of its directors	8-K	001-04721	10.1	7/11/2013

10.91	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain of its officers	8-K	001-04721	10.2	7/11/2013

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.92	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain individuals who serve as both a director and officer of Sprint Corporation	8-K	001-04721	10.3	7/11/2013

12	Computation of Ratio of Earnings to Fixed Charges					*

(21) Subsidiaries of the Registrant

21	Subsidiaries of the Registrant					*

(23) Consents of Experts and Counsel

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

(31) and (32) Officer Certifications

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
_________________

*	Filed or furnished, as required.

**	Schedules and/or exhibits not filed will be furnished to the SEC upon request, pursuant to Item 601(b)(2) of Regulation S-K.

SPRINT CORPORATION

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Sprint Corporation
Overland Park, Kansas
We have audited the accompanying consolidated balance sheets of Sprint Corporation and subsidiaries (the "Company") as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, cash flows and stockholders' equity for each of the three years in the period ended March 31, 2017. We also have audited the Company's internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sprint Corporation and subsidiaries as of March 31, 2017 and 2016, and the related results of their operations and their cash flows for each of the three years in the period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
May 26, 2017

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
	2017	2016
	(in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,870	$2,641
Short-term investments	5,444	—
Accounts and notes receivable, net	4,138	1,099
Device and accessory inventory	1,064	1,173
Prepaid expenses and other current assets	601	1,920
Total current assets	14,117	6,833
Property, plant and equipment, net	19,209	20,297
Intangible assets
Goodwill	6,579	6,575
FCC licenses and other	40,585	40,073
Definite-lived intangible assets, net	3,320	4,469
Other assets	1,313	728
Total assets	$85,123	$78,975
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,281	$2,899
Accrued expenses and other current liabilities	4,141	4,374
Current portion of long-term debt, financing and capital lease obligations	5,036	4,690
Total current liabilities	12,458	11,963
Long-term debt, financing and capital lease obligations	35,878	29,268
Deferred tax liabilities	14,416	13,959
Other liabilities	3,563	4,002
Total liabilities	66,315	59,192
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.01 per share, 9.0 billion authorized, 3.989 billion and 3.975 billion issued at March 31, 2017 and 2016	40	40
Paid-in capital	27,756	27,563
Treasury shares, at cost	—	(3)
Accumulated deficit	(8,584)	(7,378)
Accumulated other comprehensive loss	(404)	(439)
Total stockholders' equity	18,808	19,783
Total liabilities and stockholders' equity	$85,123	$78,975
See Notes to the Consolidated Financial Statements

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2017	2016	2015
	(in millions, except per share amounts)
Net operating revenues:
Service	$25,368	$27,174	$29,542
Equipment	7,979	5,006	4,990
	33,347	32,180	34,532
Net operating expenses:
Cost of services (exclusive of depreciation and amortization below)	7,861	9,439	9,660
Cost of products (exclusive of depreciation and amortization below)	7,077	5,795	9,309
Selling, general and administrative	7,994	8,479	9,563
Impairments	—	—	2,133
Severance and exit costs	66	409	304
Depreciation	7,098	5,794	3,797
Amortization	1,052	1,294	1,552
Other, net	435	660	109
	31,583	31,870	36,427
Operating income (loss)	1,764	310	(1,895)
Other expense:
Interest expense	(2,495)	(2,182)	(2,051)
Other (expense) income, net	(40)	18	27
	(2,535)	(2,164)	(2,024)
Loss before income taxes	(771)	(1,854)	(3,919)
Income tax (expense) benefit	(435)	(141)	574
Net loss	$(1,206)	$(1,995)	$(3,345)

Basic and diluted net loss per common share	$(0.30)	$(0.50)	$(0.85)
Basic and diluted weighted average common shares outstanding	3,981	3,969	3,953
See Notes to the Consolidated Financial Statements

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended March 31,
	2017	2016	2015
	(in millions)
Net loss	$(1,206)	$(1,995)	$(3,345)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1)	(11)	(25)
Net unrealized holding losses on derivatives	(2)	—	—
Net unrealized holding losses on securities	—	(1)	(6)
Unrecognized net periodic pension and other postretirement benefits:
Net actuarial gain (loss)	35	(38)	(393)
Net prior service credits arising during the period	—	9	—
Less: Amortization of actuarial loss, included in net loss	3	10	—
Less: Settlement event charge, included in net loss	—	—	59
Net unrecognized net periodic pension and other postretirement benefits	38	(19)	(334)
Other comprehensive income (loss)	35	(31)	(365)
Comprehensive loss	$(1,171)	$(2,026)	$(3,710)
See Notes to the Consolidated Financial Statements

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2017	2016	2015
	(in millions)
Cash flows from operating activities:
Net loss	$(1,206)	$(1,995)	$(3,345)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairments	—	—	2,133
Depreciation and amortization	8,150	7,088	5,349
Provision for losses on accounts receivable	555	455	892
Share-based and long-term incentive compensation expense	93	75	86
Deferred income tax expense (benefit)	433	123	(609)
Gains from asset dispositions and exchanges	(354)	—	—
Amortization of long-term debt premiums, net	(302)	(316)	(303)
Loss on disposal of property, plant and equipment	509	487	—
Litigation and other contingencies	140	193	91
Contract terminations	111	—	—
Other changes in assets and liabilities:
Accounts and notes receivable	(1,017)	(1,663)	(644)
Deferred purchase price from sale of receivables	(289)	2,478	—
Inventories and other current assets	(2,305)	(3,065)	(1,573)
Accounts payable and other current liabilities	(365)	(574)	481
Non-current assets and liabilities, net	(308)	111	(199)
Other, net	323	500	91
Net cash provided by operating activities	4,168	3,897	2,450
Cash flows from investing activities:
Capital expenditures - network and other	(1,950)	(4,680)	(5,422)
Capital expenditures - leased devices	(1,925)	(2,292)	(582)
Expenditures relating to FCC licenses	(83)	(98)	(163)
Reimbursements relating to FCC licenses	—	—	95
Proceeds from sales and maturities of short-term investments	4,621	418	3,131
Purchases of short-term investments	(10,065)	(252)	(2,077)
Proceeds from sales of assets and FCC licenses	219	62	315
Proceeds from sale-leaseback transaction	—	1,136	—
Other, net	(42)	(29)	(11)
Net cash used in investing activities	(9,225)	(5,735)	(4,714)
Cash flows from financing activities:
Proceeds from debt and financings	10,966	1,355	1,930
Repayments of debt, financing and capital lease obligations	(5,417)	(899)	(574)
Debt financing costs	(358)	(11)	(87)
Other, net	95	24	35
Net cash provided by financing activities	5,286	469	1,304
Net increase (decrease) in cash and cash equivalents	229	(1,369)	(960)
Cash and cash equivalents, beginning of period	2,641	4,010	4,970
Cash and cash equivalents, end of period	$2,870	$2,641	$4,010

See Notes to the Consolidated Financial Statements

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Stock		Paid-in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, March 31, 2014	3,941	$39	$27,354	—	$—	$(2,038)	$(43)	$25,312
Net loss						(3,345)		(3,345)
Other comprehensive loss, net of tax							(365)	(365)
Issuance (repurchase) of common stock, net	26	1	41	1	(7)			35
Share-based compensation expense			71					71
Capital contribution by SoftBank			2					2
Balance, March 31, 2015	3,967	$40	$27,468	1	$(7)	$(5,383)	$(408)	$21,710
Net loss						(1,995)		(1,995)
Other comprehensive loss, net of tax							(31)	(31)
Issuance of common stock, net	7		6		4			10
Share-based compensation expense			71					71
Capital contribution by SoftBank			14					14
Other, net			4					4
Balance, March 31, 2016	3,974	$40	$27,563	1	$(3)	$(7,378)	$(439)	$19,783
Net loss						(1,206)		(1,206)
Other comprehensive income, net of tax							35	35
Issuance of common stock, net	15		47	(1)	3			50
Share-based compensation expense			91					91
Capital contribution by SoftBank			6					6
Other, net			49					49
Balance, March 31, 2017	3,989	$40	$27,756	—	$—	$(8,584)	$(404)	$18,808

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
The Wireless segment includes retail, wholesale, and affiliate service revenue from a wide array of wireless voice and data transmission services and equipment revenue from the sale or lease of wireless devices and the sale of accessories in the U.S., Puerto Rico and the U.S. Virgin Islands. The Wireline segment includes revenue from domestic and international wireline data communication services in addition to voice, data and IP communication services provided to our Wireless segment.
On July 10, 2013, SoftBank Corp., which subsequently changed its name to SoftBank Group Corp., and certain of its wholly-owned subsidiaries (together, "SoftBank") completed the merger (SoftBank Merger) with Sprint Nextel as contemplated by the Agreement and Plan of Merger, dated as of October 15, 2012 (as amended, the Merger Agreement) and the Bond Purchase Agreement, dated as of October 15, 2012 (as amended, the Bond Agreement). As a result of the SoftBank Merger, Starburst II, Inc. (Starburst II) became the parent company of Sprint Nextel. Immediately thereafter, Starburst II changed its name to Sprint Corporation and Sprint Nextel changed its name to Sprint Communications, Inc. (Sprint Communications). As a result of the completion of the SoftBank Merger in which SoftBank acquired an approximate 78% interest in Sprint Corporation, and subsequent open market stock purchases, SoftBank owned approximately 83% of the outstanding common stock of Sprint Corporation as of March 31, 2017.

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

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Short-Term Investments
Short-term investments generally include time deposits and commercial paper with terms greater than three months but less than one year at the date of purchase. The carrying amounts are recorded at amortized cost and approximate fair value. The interest earned is recognized in the consolidated statements of operations over the contractual term of the short-term investments.
Installment Receivables
The carrying value of installment receivables approximates fair value because the receivables are recorded at their present value, net of the deferred interest and allowance for credit losses. At the time of the installment sale, we impute interest on the installment receivable and record it as a reduction to revenue and as a reduction to the face amount of the related receivable. Interest income is recognized over the term of the installment contract in service revenue.
We categorize our installment receivables as prime and subprime based upon subscriber credit profiles and as unbilled, billed-current and billed-past due based upon the age of the receivable. We use proprietary scoring systems that measure the credit quality of our receivables using several factors, such as credit bureau information, subscriber credit risk scores and service plan characteristics. Payment history is subsequently monitored to further evaluate credit profiles. Prime subscriber receivables are those with lower delinquency risk and subprime subscriber receivables are those with higher delinquency risk. Subscribers within the subprime category may be required to make a down payment on their device and accessory purchases. Installment receivables for which invoices have not yet generated for the customer are considered unbilled. Installment receivables for which invoices have been generated but which are not past the contractual due date are considered billed-current. Installment receivables for which invoices have been generated and the payment is approximately ten days past the contractual due date are considered billed-past due. Account balances are written-off if collection efforts are unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is established to cover probable and reasonably estimable losses. Because of the number of subscriber accounts, it is not practical to review the collectability of each of those accounts individually to determine the amount of allowance for doubtful accounts each period, although some account level analysis is performed with respect to large wireless and wireline subscribers. The estimate of allowance for doubtful accounts considers a number of factors, including collection experience, aging of the remaining accounts receivable portfolios, credit quality of the subscriber base and other qualitative considerations, including macro-economic factors. Account balances are written off if collection efforts are unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due. Amounts written off against the allowance for doubtful accounts, net of recoveries and other adjustments, were $371 million, $612 million, and $752 million for the years ended March 31, 2017, 2016, and 2015, respectively. See Note 4. Installment Receivables for additional information as it relates to the allowance for doubtful accounts specifically attributable to installment receivables.
Device and Accessory Inventory
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company sells wireless devices separately or in conjunction with a service contract. A device sold with a service contract may be sold below cost, as any promotional discounts on the device are expected to be recovered through the service contract.
The net realizable value of devices and other inventory is analyzed on a regular basis. This analysis includes assessing obsolescence, sales forecasts, product life cycle, marketplace and other considerations. If assessments regarding the above factors adversely change, we may sell devices at higher prices or record a write-down to inventory for obsolete or slow-moving items prior to the point of sale.
Property, Plant and Equipment
Property, plant and equipment (PP&E), including improvements that extend useful lives, are recognized at cost. Depreciation on PP&E is generally calculated using the straight-line method based on estimated economic useful lives of 3 to 30 years for buildings and improvements and network equipment, site costs and related software and 3 to 12 years for non-network internal use software, office equipment and other. Leasehold improvements are depreciated over the shorter of the

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

lease term or the estimated useful life of the respective assets. Leased devices are depreciated using the straight-line method to their estimated residual value generally over the term of the lease. We calculate depreciation on certain network assets using the group life method. Accordingly, ordinary asset retirements and disposals on those assets are charged against accumulated depreciation with no gain or loss recognized. Gains or losses associated with all other asset retirements or disposals are recognized in "Other, net" in the consolidated statements of operations. Depreciation rates for assets are revised periodically to account for changes, if any, related to management's strategic objectives, technological changes, changes in estimated residual values, or obsolescence. Changes in our estimates will result in adjustment to depreciation prospectively over the estimated useful lives of our non-leased assets and over the remaining period of benefit for devices leased to our customers. Repair and maintenance costs and research and development costs are expensed as incurred.
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
These analyses, which include the determination of fair value, require considerable judgment and are highly sensitive to changes in underlying assumptions. Consequently, there can be no assurance that the estimates and assumptions made for the purposes of estimating the fair values of our indefinite-lived assets, including goodwill, will prove to be an accurate prediction of the future. Sustained declines in the Company’s operating results, number of wireless subscribers, forecasted future cash flows, growth rates and other assumptions, as well as significant, sustained declines in the Company’s stock price and related market capitalization could impact the underlying key assumptions and our estimated fair values, potentially leading to a future material impairment of goodwill or other indefinite-lived intangible assets. See Note 7. Intangible Assets for additional information on indefinite-lived intangible asset impairments.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Derivatives and Hedging
The Company uses derivative instruments to hedge its exposure to interest rate risks arising from operating and financing activities. In accordance with its risk management policies, the Company does not hold or issue derivative instruments for trading or speculative purposes.
Derivatives are recognized in the consolidated balance sheets at their fair values. When the Company becomes a party to a derivative instrument and intends to apply hedge accounting, it formally documents the hedge relationship and the risk management objective for undertaking the hedge which includes designating the instrument for financial reporting purposes as a fair value hedge, a cash flow hedge, or a net investment hedge. The accounting for changes in fair value of a derivative instrument depends on whether the Company had designated it in a qualifying hedging relationship and further, on the type of hedging relationship. At March 31, 2017, the Company only held and applied hedge accounting for derivatives designated as cash flow hedges.
Changes in the fair value of a derivative not designated in a hedging relationship are recognized in the consolidated statements of operations along with the ineffective portions of changes in the fair value of derivatives designated in hedging relationships.
The effective portion of changes in the fair value of a derivative designated as a cash flow hedge is recorded in "Other comprehensive income (loss)" in the consolidated statements of comprehensive loss and reclassified into earnings in the period or periods during which the hedged item affects earnings.
For derivative instruments designated as hedges, the Company assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Highly effective means that cumulative changes in the fair value of the derivative are between 80% and 125% of the cumulative changes in the fair value of the hedged item. In addition, when the Company determines that a derivative is not highly effective as a hedge, hedge accounting is discontinued. When it is probable that a hedged forecasted transaction will not occur, the Company discontinues hedge accounting for the affected portion of the forecasted transaction, and reclassifies any gains or losses in "Accumulated other comprehensive loss" to earnings in the consolidated statements of operations. When a derivative in a hedge relationship is terminated or the hedged item is sold, extinguished or terminated, hedge accounting is discontinued prospectively.
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
As of March 31, 2017 and 2016, the fair value of our pension plan assets and certain other postretirement benefit plan assets in aggregate was $1.4 billion and $1.3 billion, respectively, and the fair value of our projected benefit obligations in aggregate was $2.2 billion in each period. As a result, the plans were underfunded by approximately $800 million and $900 million as of March 31, 2017 and 2016, respectively, and were recorded as a net liability in our consolidated balance sheets. Estimated contributions totaling approximately $50 million are expected to be paid during the fiscal year 2017.
The offset to the pension liability is recorded in equity as a component of "Accumulated other comprehensive loss," net of tax, including $35 million, $29 million, and $393 million for the years ended March 31, 2017, 2016, and 2015, respectively, which is amortized to "Selling, general and administrative" in our consolidated statements of operations. The change in the net liability of the Plan in the year ended March 31, 2017 was affected by the higher than expected actual rate of return on Plan assets experienced during the year. There was no change in the discount rate used to estimate the projected benefit obligation during the year ended March 31, 2017. The change in the net liability of the Plan in the year ended March 31, 2016 was affected by a change in the discount rate used to estimate the projected benefit obligation, increasing from 4.2%

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

for the year ended March 31, 2015 to 4.3% for the year ended March 31, 2016, combined with a $9 million prior service credit resulting from an amendment to one of the other postretirement benefit plans during 2015. The change in the net liability of the Plan in the year ended March 31, 2015 was affected by the impact of the settlement event on the projected benefit obligation combined with a change in the discount rate used to estimate the projected benefit obligation, decreasing from 4.9% for the three-month transition period ended March 31, 2014 to 4.2% for the year ended March 31, 2015. We intend to make future cash contributions to the Plan in an amount necessary to meet minimum funding requirements according to applicable benefit plan regulations.
As of December 31, 2005, the Plan was amended to freeze benefit plan accruals for participants. The objective for the investment portfolio of the pension plan is to achieve a long-term nominal rate of return, net of fees, which exceeds the plan's long-term expected rate of return on investments for funding purposes which was 7.75% for the years ended March 31, 2017 and 2016. To meet this objective, our investment strategy for the year ended March 31, 2017 was governed by an asset allocation policy, whereby a targeted allocation percentage is assigned to each asset class as follows: 38% to U.S. equities; 16% to international equities; 28% to fixed income investments; 9% to real estate investments; and 9% to other investments including hedge funds. Actual allocations are allowed to deviate from target allocation percentages within a range for each asset class as defined in the investment policy. The long-term expected rate of return on investments for funding purposes is 7.5% for the year ended March 31, 2018.
Investments of the Plan are measured at fair value on a recurring basis which is determined using quoted market prices or estimated fair values. As of March 31, 2017, 34% of the investment portfolio was valued at quoted prices in active markets for identical assets; 48% was valued using quoted prices for similar assets in active or inactive markets, or other observable inputs; and 18% was valued using unobservable inputs that are supported by little or no market activity, the majority of which used the net asset value per share (or its equivalent) as a practical expedient to measure the fair value.
Under our defined contribution plan, participants may contribute a portion of their eligible pay to the plan through payroll withholdings. For the year ended March 31, 2017 and the three-month period ended March 31, 2016, the Company matched 50% of the participants' pre-tax and Roth contribution (in aggregate) on the first 4% of eligible compensation. For the nine-month period ended December 31, 2015 and the year ended March 31, 2015, the Company matched 100% of the participants' pre-tax and Roth contribution (in aggregate) on the first 3% of eligible compensation and 50% of the participants' pre-tax and Roth contribution (in aggregate) on the next 2% of eligible compensation up to a maximum matching contribution of 4%. Fixed matching contributions totaled approximately $28 million, $54 million, and $71 million for the years ended March 31, 2017, 2016, and 2015, respectively.
Revenue Recognition
Operating revenues primarily consist of wireless service revenues, revenues generated from device and accessory sales, revenues from leasing a device, revenues from wholesale operators and third-party affiliates, as well as long distance voice, data and Internet revenues. Service revenues consist of fixed monthly recurring charges, variable usage charges and miscellaneous fees such as directory assistance, roaming, equipment protection, late payment and early termination charges, interest, and certain regulatory related fees, net of service credits and other adjustments. We generally recognize service revenues as services are rendered, assuming all other revenue recognition criteria are met. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and our historical usage and billing patterns. Regulatory fees and costs are recorded gross. The largest component of the regulatory fees is the Universal Service Fund, which represented no more than 2% of net operating revenues for all periods presented in the consolidated statements of operations.
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
Qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, subscribers have the option to turn in their device, continue leasing their device or purchase the device. Accounting for device leases involves specific determinations under applicable lease accounting standards, which involve complex and prescriptive provisions. These provisions impact the timing and amount of revenue recognized for our leased devices. The critical elements that are considered with respect to our lease accounting are the economic life of the device and the fair value of the device, including the residual value. We only lease devices to qualifying subscribers that also purchase a service plan. To date, substantially all of our device leases were classified as operating leases. Revenues under these arrangements are allocated amongst the deliverables in the multiple-element arrangement considering the relative fair values of the lease and non-lease elements. The amount allocable to the operating lease element is included within equipment revenue in the consolidated results of operations and is recognized ratably over the lease term, which is typically two years or less.
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
Severance and Exit Costs
Liabilities for severance and exit costs are recognized based upon the nature of the cost to be incurred. For involuntary separation plans that are completed within the guidelines of our written involuntary separation plan, a liability is recognized when it is probable and reasonably estimable. For voluntary separation plans (VSP), a liability is recognized when the VSP is irrevocably accepted by the employee. For one-time termination benefits, such as additional severance pay or benefit payouts, and other exit costs, such as lease termination costs, the liability is measured and recognized initially at fair value in the period in which the liability is incurred, with subsequent changes to the liability recognized as adjustments in the period of change. Severance and exit costs associated with business combinations are recorded in the results of operations when incurred.
Compensation Plans
As of March 31, 2017, Sprint sponsored three incentive plans: the 2015 Omnibus Incentive Plan (2015 Plan); the 2007 Omnibus Incentive Plan (2007 Plan); and the 1997 Long-Term Incentive Program (1997 Program)(together, "Compensation Plans"). Sprint also sponsors an Employee Stock Purchase Plan (ESPP). Under the 2015 Plan, we may grant share and non-share based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to employees, outside directors and other eligible individuals as defined by the plan. As of March 31, 2017, the number of shares available and reserved for future

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

grants under the 2015 Plan and ESPP totaled approximately 211 million common shares. The Compensation Committee of our board of directors, or one or more executive officers should the Compensation Committee so authorize, as provided in the 2015 Plan, will determine the terms of each share and non-share based award. No new grants can be made under the 2007 Plan or the 1997 Program. We use new shares to satisfy share-based awards or treasury shares, if available.
The fair value of each option award is estimated on the grant date using the Black-Scholes option valuation model, based on several assumptions including the risk-free interest rate, volatility, expected dividend yield and expected term. During the year ended March 31, 2017, the Company granted approximately 12 million stock options with a weighted average grant date fair value of $2.23 per share based upon assumptions of a risk free interest rate from 1.23% to 2.27%, expected volatility from 53.6% to 65.2%, expected dividend yield of 0% and expected term from 5.5 years to 6.5 years. In general, options are granted with an exercise price equal to the market value of the underlying shares on the grant date, vest on an annual basis over three years, and have a contractual term of ten years. As of March 31, 2017, 37 million options were outstanding, of which 17 million options were exercisable.
We generally determine the fair value of each restricted stock unit award based on the closing price of the Company's common stock on the date of grant. Restricted stock units generally have performance and service requirements or service requirements only with vesting periods ranging from one to three years. During the years ended March 31, 2017 and 2016, we also granted performance-based restricted stock units to executive and non-executive employees that are earned (Earned Shares) based upon the achievement of certain market conditions equal to specified volume-weighted average prices of the Company's common stock during regular trading on the New York Stock Exchange over any 150-day calendar period ending May 31, 2019 (Performance Period). Earned Shares will generally vest 50% over four years from the grant date and 50% over five years from the grant date, with continuous service required through each vesting date. As of March 31, 2017, the specified market criteria was achieved at a threshold price target qualifying for a 100% payout, however, the Earned Shares remain subject to the vesting requirements. The fair value of these market-based restricted stock units is estimated at the date of grant using a Monte Carlo valuation methodology, which incorporates into the valuation the possibility that the market condition may not be satisfied. For the year ended March 31, 2017, assumptions used in the Monte Carlo valuation model are consistent with those we use to value stock options and include a risk free interest rate from 1.20% to 1.92%, expected volatility from 53.6% to 70.8%, and expected dividend yield of 0%. The number of restricted stock units that ultimately vest can increase depending upon the future performance of the Company's common stock and the achievement of a higher threshold price target during the Performance Period, with a maximum payout of 120%. Compensation cost related to the share-based awards with market conditions is recognized regardless of the level of threshold price target achievement.
Employees and directors who are granted restricted stock units are not required to pay for the shares but generally must remain employed with us, or continue to serve as a member of our board of directors, until the restrictions lapse, which is typically three years for employees and one year for directors. Certain restricted stock units outstanding as of March 31, 2017, are entitled to dividend equivalents paid in cash, if dividends are declared and paid on common shares, but performance-based restricted stock units are not entitled to dividend equivalent payments until the applicable performance and service criteria have been met. During the year ended March 31, 2017, the Company granted approximately 55 million service only and performance-based restricted stock units, including those with market conditions, with a weighted average grant date fair value of $5.64 per share. At March 31, 2017, approximately 77 million restricted stock unit awards were outstanding.
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
Pre-tax share and non-share based compensation charges from our incentive plans included in net loss were $93 million, $75 million, and $86 million for the years ended March 31, 2017, 2016, and 2015, respectively. The net income tax benefit recognized in the consolidated financial statements for share-based compensation awards was $33 million, $20 million, and $34 million for the years ended March 31, 2017, 2016, and 2015, respectively. As of March 31, 2017, there was $251 million of total unrecognized compensation cost related to non-vested incentive awards that are expected to be recognized over a weighted average period of 3.35 years.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs
We recognize advertising expense when incurred as selling, general and administrative expense. Advertising expenses totaled $1.1 billion, $1.3 billion, and $1.5 billion for each of the years ended March 31, 2017, 2016, and 2015, respectively.
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
New Accounting Pronouncements
In May 2014, the FASB issued new authoritative literature, Revenue from Contracts with Customers, and has subsequently modified several areas of the standard in order to provide additional clarity and improvements. The issuance is part of a joint effort by the FASB and the International Accounting Standards Board (IASB) to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. In July 2015, the FASB deferred the effective date of this standard. As a result, the standard and related amendments will be effective for the Company for its fiscal year beginning April 1, 2018, including interim periods within that fiscal year. Early application is permitted, but not before the original effective date of April 1, 2017.
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
The Company is currently evaluating the guidance, including which implementation approach will be applied. The ultimate impact on revenue resulting from the application of the new standard will be subject to assessments that are dependent on many variables, including, but not limited to, the terms and mix of the contractual arrangements we have with customers. Upon adoption, we expect that the allocation of revenue between equipment and service for our wireless fixed-term service plans will result in more revenue allocated to equipment and recognized earlier as compared with current GAAP. We expect the timing of recognition of our sales commission expenses will also be impacted, as a substantial portion of these costs (which are currently expensed) will be capitalized and amortized consistent with the transfer of the related good or service. We continue to evaluate the available transition methods. Our considerations include, but are not limited to, the comparability of our financial statements and the comparability within our industry from application of the new standard to our contractual arrangements.
We have established a cross-functional team to implement the standard update related to the recognition of revenue from contracts with customers. We have identified and are in the process of implementing changes to our systems, processes and internal controls to meet the updated standard’s reporting and disclosure requirements. We expect this guidance to have a material impact on our consolidated financial statements.
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
In February 2016, the FASB issued authoritative guidance regarding Leases. The new standard will supersede much of the existing authoritative literature for leases. This guidance requires lessees, among other things, to recognize right-of-use assets and liabilities on their balance sheet for all leases with lease terms longer than twelve months. The standard will be effective for the Company for its fiscal year beginning April 1, 2019, including interim periods within that fiscal year with early application permitted. Entities are required to use modified retrospective application for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements with the option to elect certain transition reliefs. The Company is currently evaluating the guidance and is still assessing the overall impact. However, we expect it to have a material impact on our consolidated financial statements.
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
In January 2017, the FASB issued authoritative guidance regarding Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the goodwill impairment test by eliminating the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (Step 2 of the test), but rather to record an

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

impairment charge based on the excess of the carrying value over its fair value. The standard will be effective for the Company’s annual goodwill impairment test in the fiscal year beginning April 1, 2020, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Note 3.	Funding Sources
Our device leasing and installment billing programs require a greater use of operating cash flows in the earlier part of the device contracts as our subscribers will generally pay less upfront than a traditional subsidy program. The Accounts Receivable Facility and the Handset Sale-Leaseback transactions described below were designed in large part to mitigate the significant use of cash from purchasing devices from OEMs to fulfill our installment billing and leasing programs. We entered into the Network Equipment Sale-Leaseback transaction in April 2016 to sell and leaseback certain network equipment to unrelated bankruptcy-remote SPEs that provided $2.2 billion in cash proceeds. In October 2016, we entered into a spectrum financing transaction whereby a portion of our spectrum holdings was used as collateral to issue $3.5 billion in senior secured notes. In February 2017, we entered into a new credit agreement for $6.0 billion, consisting of a $4.0 billion, seven-year secured term loan that matures in February 2024 and a $2.0 billion secured revolving bank credit facility that expires in February 2021.
Accounts Receivable Facility
Transaction Overview
Our Accounts Receivable Facility (Receivables Facility) provides us the opportunity to sell certain wireless service receivables, installment receivables, and future amounts due from customers who lease certain devices from us to unaffiliated third parties (the Purchasers). The maximum funding limit under the Receivables Facility is $4.3 billion. While we have the right to decide how much cash to receive from each sale, the maximum amount of cash available to us varies based on a number of factors and currently represents approximately 50% of the total amount of the eligible receivables sold to the Purchasers. As of March 31, 2017, the total amount available to be drawn was $826 million. The Receivables Facility was amended in November 2016 to, among other things, reallocate the Purchasers' commitments between wireless service, installment and future lease receivables to 33%, 39% and 28%, respectively. The amendment was in response to changing trends in the financing methods selected by customers. In February 2017, the Receivables Facility was amended to extend the maturity date to November 2018. Additionally, Sprint gained effective control over the receivables transferred to the Purchasers by obtaining the right, under certain circumstances, to repurchase them. Subsequent to the February 2017 amendment, all proceeds received from the Purchasers in exchange for the transfer of our wireless service and installment receivables are recorded as borrowings and all cash inflows and outflows under the Receivables Facility are reported as financing activities in the consolidated statements of cash flows. As a result of the amendment, there was a non-cash derecognition of the deferred purchase price receivable (DPP) asset totaling $1.5 billion, along with corresponding increases to "Accounts and notes receivable, net" of $2.6 billion, "Other assets" of $563 million and "Long-term debt, financing and capital lease obligations" of $1.7 billion. During the year ended March 31, 2017 and subsequent to the February 2017 amendment, we elected to receive $100 million of cash and also remitted $161 million of funds to the Purchasers because the amount of cash proceeds received by us under the facility exceeded the maximum funding limit, which were reported as financing activities in the consolidated statements of cash flows.
Prior to the February 2017 amendment, wireless service and installment receivables sold to the Purchasers were treated as a sale of financial assets and we derecognized these receivables, as well as the related allowances, and recognized the net proceeds received in cash provided by operating activities in the consolidated statements of cash flows. The total proceeds from the sale of these receivables were comprised of a combination of cash and a DPP. The DPP was realized by us upon either the ultimate collection of the underlying receivables sold to the Purchasers or upon Sprint's election to receive additional advances in cash from the Purchasers subject to the total availability under the Receivables Facility. The fees associated with these sales were recognized in "Selling, general and administrative" in the consolidated statements of operations through the date of the February 2017 amendment. Subsequent to the February 2017 amendment, the sale of wireless service and installment receivables are reported as financings, which is consistent with our historical treatment for the sale of future lease receivables, and the associated fees are recognized as "Interest expense" in the consolidated statements of operations.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Transaction Structure
Sprint contributes certain wireless service, installment and future lease receivables as well as the associated leased devices to Sprint's wholly-owned consolidated bankruptcy-remote SPEs. At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, installment and future lease receivables to Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life. At March 31, 2017, wireless service and installment receivables contributed to the SPEs and included in "Accounts and notes receivable, net" in the consolidated balance sheets were $2.9 billion and the long-term portion of installment receivables included in "Other assets" in the consolidated balance sheets was $569 million. As of March 31, 2017, the net book value of devices contributed to the SPEs was approximately $3.1 billion.
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
DPP
Prior to the February 2017 amendment, the DPP was classified as a trading security within "Prepaid expenses and other current assets" in the consolidated balance sheets and was recorded at its estimated fair value. Subsequent to the February 2017 amendment, the Receivables Facility is accounted for as a financing and therefore the DPP is no longer recorded as a separate asset. The DPP related to our wireless service and installment receivables was $1.2 billion as of March 31, 2016. The fair value of the DPP was estimated using a discounted cash flow model, which relies principally on unobservable inputs such as the nature and credit class of the sold receivables and subscriber payment history, and, for installment receivables sold, the estimated timing of upgrades and upgrade payment amounts for those with upgrade options. Changes in the fair value of the DPP did not have a material impact on our consolidated statements of operations for the years ended March 31, 2017 and 2016.
During the year ended March 31, 2017, prior to the February 2017 amendment, we remitted $270 million of funds to the Purchasers because the amount of cash proceeds received by us under the facility exceeded the maximum funding limit, which increased the total amount of the DPP due to Sprint. We also elected to receive $625 million of cash, which decreased the total amount of the DPP due to Sprint. In addition, during the year ended March 31, 2017, prior to the February 2017 amendment, sales of new receivables exceeded cash collections on previously sold receivables such that the DPP increased by $644 million.
Variable Interest Entity
Sprint determined that certain of the Purchasers, which are multi-seller asset-backed commercial paper conduits (Conduits) are considered variable interest entities because they lack sufficient equity to finance their activities. Sprint's interest in the receivables purchased by the Conduits is not considered a variable interest because it is in assets that represent less than 50% of the total activity of the Conduits.
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
Handset Sale-Leaseback Tranche 1 (Tranche 1)
In December 2015, Sprint transferred devices with a net book value of approximately $1.3 billion to MLS in exchange for proceeds totaling $1.1 billion and a DPP of $126 million. We recorded the sale, removed the device from our balance sheet, and classified the leasebacks as operating leases. The difference between the fair value and the net book value of the devices sold was recognized as a loss on disposal of property, plant and equipment in the amount of $65 million and was included in "Other, net" in the consolidated statements of operations for the year ended March 31, 2016. The cash proceeds received in the transaction were reflected as cash provided by investing activities in the consolidated statements of cash flows and payments made to MLS under the leaseback are reflected as "Cost of products" in the consolidated statements of operations. Rent expense related to MLS totaled $494 million and $277 million during the years ended March 31, 2017 and 2016, respectively, and is reflected within cash flows from operations. In December 2016, Sprint terminated Tranche 1 by repurchasing the devices and related customer lease end rights and obligations from MLS for consideration of $375 million of net cash payments and the DPP of $126 million. As a result of the transaction, Sprint recorded $477 million of property, plant and equipment, $16 million of other assets, and was released from certain liabilities. Additionally, the leaseback was canceled and there will be no future rental payments owed to MLS related to Tranche 1. The impact to the consolidated statements of operations as a result of the termination was immaterial.
Handset Sale-Leaseback Tranche 2 (Tranche 2)
In May 2016, Sprint transferred devices with a net book value of approximately $1.3 billion to MLS in exchange for cash proceeds totaling $1.1 billion and a DPP of $186 million. Unlike Tranche 1, Tranche 2 was accounted for as a financing. Accordingly, the devices remain in "Property, plant and equipment, net" in the consolidated balance sheets and we continue to depreciate the assets to their estimated residual values over the respective customer lease terms. At March 31, 2017, the net book value of devices transferred to MLS was approximately $575 million.
The proceeds received are reflected as cash provided by financing activities in the consolidated statements of cash flows and payments made to MLS will be reflected as principal repayments and interest expense. We have elected to account for the financing obligation at fair value. Accordingly, changes in the fair value of the financing obligation are recognized in "Other (expense) income, net" in the consolidated statements of operations over the course of the arrangement.
Tranche 2 primarily includes devices from our iPhone Forever Program, whereas these devices were specifically excluded from Tranche 1. The iPhone Forever Program provides our leasing customers the ability to upgrade their devices and to enter into a new lease agreement, subject to certain conditions, upon Apple's release of a next generation device. Upon a customer exercising their iPhone Forever upgrade right, Sprint has the option to terminate the existing leaseback by immediately remitting all unpaid device leaseback payments and returning the device to MLS. Alternatively, Sprint has the option to transfer the title in the new device to MLS in exchange for the title in the original device (Exchange Option). If Sprint elects the Exchange Option, we are required to continue to pay existing device leaseback rental related to the original device, among other requirements.
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
Network Equipment Sale-Leaseback
In April 2016, Sprint sold and leased back certain network equipment to unrelated bankruptcy-remote special purpose entities (collectively, "Network LeaseCo"). The network equipment was used as collateral to raise approximately $2.2 billion in borrowings from external investors, including SoftBank. Sprint's payments to Network LeaseCo during the leaseback period are used by Network LeaseCo to service debt.
Network LeaseCo is a variable interest entity for which Sprint is the primary beneficiary. As a result, Sprint is required to consolidate Network LeaseCo and our consolidated financial statements include Network LeaseCo's debt and the related financing cash inflows. The network assets included in the transaction, which had a net book value of approximately $3.0 billion and consisted primarily of equipment located at cell towers, remain on Sprint's consolidated financial statements and continue to be depreciated over their respective estimated useful lives. At March 31, 2017, these network assets had a net book value of approximately $2.4 billion.
The proceeds received were reflected as cash provided by financing activities in the consolidated statements of cash flows and payments made by Network LeaseCo are reflected as principal repayments and interest expense over the respective terms. Sprint has the option to purchase the equipment at the end of the leaseback term for a nominal amount. All intercompany transactions between Network LeaseCo and Sprint are eliminated in our consolidated financial statements. Principal and interest payments on the borrowings from the external investors will be repaid in staggered, unequal payments through January 2018. The first principal payment of $300 million was made in March 2017 with the remaining $1.9 billion of principal payments due in fiscal year 2017.
Spectrum Financing
In October 2016, Sprint transferred certain directly held and third-party leased spectrum licenses (collectively, "Spectrum Portfolio") to wholly-owned bankruptcy-remote special purpose entities (collectively, "Spectrum Financing SPEs"). The Spectrum Portfolio, which represents approximately 14% of Sprint's total spectrum holdings on a MHz-pops basis, was used as collateral to raise an initial $3.5 billion in senior secured notes at 3.36% per annum from external investors under a $7.0 billion program. Sprint can utilize this financing structure to potentially raise up to an additional $3.5 billion, subject to certain conditions. The notes will be repaid over a five-year term, with interest-only payments over the first four quarters and amortizing quarterly principal payments thereafter commencing in December 2017 through September 2021.
Sprint Communications, Inc. simultaneously entered into a long-term lease with the Spectrum Financing SPEs for the ongoing use of the Spectrum Portfolio. Sprint Communications, Inc. is required to make monthly lease payments to the Spectrum Financing SPEs at a market rate. Those lease payments are sufficient to service the senior secured notes. As the Spectrum Financing SPEs are wholly-owned Sprint subsidiaries, these entities are consolidated and all intercompany activity has been eliminated.

Note 4.	Installment Receivables
Certain subscribers have the option to pay for their devices in installments generally up to a 24-month period. Beginning in October 2015, Sprint sold and derecognized all eligible installment receivables, which were accounted for as sales. As a result of amendment to the Receivable Facility in February 2017, Sprint gained effective control over the sold receivables and all subsequent sales are treated as financings. Accordingly, the installment receivables are recognized in the consolidated balance sheets (see Note 3. Funding Sources). Short-term installment receivables are recorded in "Accounts and notes receivable, net" and long-term installment receivables are recorded in "Other assets" in the consolidated balance sheets.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the installment receivables:

March 31, 2017
(in millions)
Installment receivables, gross	$2,270
Deferred interest	(207)
Installment receivables, net of deferred interest	2,063
Allowance for credit losses	(299)
Installment receivables, net	$1,764

Classified on the consolidated balance sheets as:
Accounts and notes receivable, net	$1,195
Other assets	569
Installment receivables, net	$1,764
The balance and aging of installment receivables on a gross basis by credit category were as follows:

	March 31, 2017
	Prime	Subprime	Total
	(in millions)
Unbilled	$1,501	$619	$2,120
Billed - current	74	36	110
Billed - past due	20	20	40
Installment receivables, gross	$1,595	$675	$2,270
Activity in the deferred interest and allowance for credit losses for the installment receivables was as follows:

	Year Ended March 31,
	2017	2016
	(in millions)
Deferred interest and allowance for credit losses, beginning of period	$—	$329
Bad debt expense	61	93
Write-offs, net of recoveries	(28)	(105)
Change in deferred interest on short-term and long-term installment receivables	8	(43)
Recognition (derecognition) of deferred interest and allowance for credit losses	465	(274)
Deferred interest and allowance for credit losses, end of period	$506	$—
Total bad debt expense for the years ended March 31, 2017, 2016, and 2015, which includes amounts shown in the above table as well as bad debt expense on sold installment receivables, was $322 million, $147 million, and $398 million, respectively.

Note 5.	Financial Instruments
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
The carrying amount of cash equivalents, accounts and notes receivable, and accounts payable approximates fair value. Short-term investments are recorded at amortized cost and the respective carrying amounts approximate fair value primarily using quoted prices in active markets. As of March 31, 2017, short-term investments totaled $5.4 billion and consisted of approximately $3.0 billion of time deposits and $2.4 billion of commercial paper. Sprint did not hold any short-

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

term investments as of March 31, 2016. The fair value of marketable equity securities totaling $46 million for both periods ended March 31, 2017 and 2016, respectively, are measured on a recurring basis using quoted prices in active markets.
Except for our financing transaction with MLS, current and long-term debt and our other financings are carried at amortized cost. The Company elected to measure the financing obligation with MLS at fair value as a means to better reflect the economic substance of the arrangement. The Tranche 2 financing obligation, which amounted to $385 million at March 31, 2017 and is reported in "Current portion of long-term debt, financing and capital lease obligations" in our consolidated balance sheets, is the only eligible financial instrument for which we have elected the fair value option.
The fair value of the financing obligation, which was determined at the outset of the arrangement using a discounted cash flow model, was derived by unobservable inputs such as customer churn rates, customer upgrade probabilities, and the likelihood that Sprint will elect the Exchange Option versus the termination option upon a customer upgrade. Any gains or losses resulting from changes in the fair value of the financing obligation are included in “Other (expense) income, net” on the consolidated statements of operations. For the year ended March 31, 2017, the change in fair value of the financing obligation resulted in a loss of approximately $24 million. For the year ended March 31, 2017, the payments made to MLS totaled $654 million. In addition to the Tranche 2 financing obligation, the remaining debt for which estimated fair value is determined based on unobservable inputs primarily represents borrowings under our Network Equipment Sale-Leaseback and sales of receivables under our Receivables Facility. The carrying amounts associated with these borrowings approximates fair value.
The estimated fair value of the majority of our current and long-term debt, excluding our credit facilities, sold wireless service, installment billing and future receivables, and borrowings under our Network Equipment Sale-Leaseback and Tranche 2 transactions, is determined based on quoted prices in active markets or by using other observable inputs that are derived principally from, or corroborated by, observable market data.
The following table presents carrying amounts and estimated fair values of current and long-term debt:

	Carrying amount at March 31, 2017	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$40,581	$33,196	$4,352	$5,468	$43,016

	Carrying amount at March 31, 2016	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$33,645	$21,757	$4,474	$2,130	$28,361

Note 6.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment and other long-lived assets used to provide service to our subscribers. Non-cash accruals included in PP&E totaled $962 million, $468 million, and $1.5 billion for the years ended March 31, 2017, 2016, and 2015, respectively.
The following table presents the components of PP&E, and the related accumulated depreciation:

	March 31,
	2017	2016
	(in millions)
Land	$260	$260
Network equipment, site costs and related software	21,693	21,500
Buildings and improvements	818	798
Non-network internal use software, office equipment, leased devices and other	8,625	6,182
Construction in progress	2,316	1,249
Less: accumulated depreciation	(14,503)	(9,692)
Property, plant and equipment, net	$19,209	$20,297

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
In September 2014, Sprint introduced a leasing program, whereby qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to turn in the device, continue leasing the device, or purchase the device. As of March 31, 2017 and 2016, substantially all of our device leases were classified as operating leases. At lease inception, the devices leased through Sprint's direct channels are reclassified from inventory to property, plant and equipment. For those devices leased through indirect channels, Sprint purchases the device to be leased from the retailer at lease inception. The devices are then depreciated using the straight-line method to their estimated residual value generally over the term of the lease.
The following table presents leased devices and the related accumulated depreciation:

	March 31,
	2017	2016
	(in millions)
Leased devices	$7,276	$4,913
Less: accumulated depreciation	(3,114)	(1,267)
Leased devices, net	$4,162	$3,646
During the years ended March 31, 2017 and 2016, there were non-cash transfers to leased devices of $2.9 billion and $3.2 billion, respectively, along with a corresponding decrease in "Device and accessory inventory." In addition, during the year ended March 31, 2017, we repurchased MLS Tranche 1 devices totaling $477 million, which we had sold for $1.3 billion during the year ended March 31, 2016 (see Note 3. Funding Sources). Non-cash accruals included in leased devices totaled approximately $158 million, $159 million, and $182 million as of March 31, 2017, 2016, and 2015, respectively, for devices purchased from indirect dealers that were leased to our subscribers. Depreciation expense incurred on all leased devices for the years ended March 31, 2017, 2016, and 2015 was $3.1 billion, $1.8 billion, and $206 million, respectively.
As of March 31, 2017, the minimum estimated payments to be received for leased devices were as follows (in millions):

Fiscal year 2017	$2,338
Fiscal year 2018	290
Fiscal year 2019	2
$2,630
During the year ended March 31, 2017, we recorded $509 million of loss on disposal of property, plant and equipment, net of recoveries, which is included in "Other, net" in our consolidated statements of operations. Losses totaling $481 million resulted from the write-off of leased devices associated with lease cancellations prior to the scheduled customer lease terms where customers did not return the devices to us. If customers continue to not return devices, we may have material losses in future periods. In addition, we recorded $28 million of losses related to cell site construction costs that are no longer recoverable as a result of changes in the Company's network plans.
During the year ended March 31, 2016, we recorded $487 million of loss on disposal of property, plant and equipment, net of recoveries, which is included in "Other, net" in our consolidated statements of operations. These losses were the result of $65 million in net losses recognized upon the sale of devices to MLS under the Handset Sale-Leaseback Tranche 1 transaction, which represented the difference between the fair value and net book value of the devices sold and $256 million in losses from the write-off of leased devices associated with lease cancellations prior to the scheduled customer lease terms where customers did not return the devices to us. In addition, we recorded $166 million of losses due to cell site construction costs and other network costs that are no longer recoverable as a result of changes in the Company's network

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

plans. During the year ended March 31, 2015, there were no losses on disposal of property, plant and equipment recorded in our consolidated statements of operations.
Impairments
During the year ended March 31, 2015, we recorded an impairment loss of $233 million, which is included in "Impairments" in our consolidated statements of operations, to reduce the carrying value of the Wireline asset group, which includes the Wireline long-lived assets, to its estimated fair value of $918 million.

Note 7.	Intangible Assets
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consists of FCC licenses, which were acquired primarily through FCC auctions and business combinations, certain of our trademarks, and goodwill. At March 31, 2017, we held 800 MHz, 1.9 GHz and 2.5 GHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. Accordingly, we have concluded that FCC licenses are indefinite-lived intangible assets. Our Sprint and Boost Mobile trademarks have also been identified as indefinite-lived intangible assets. Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations.
The following provides the activity of indefinite-lived intangible assets within the consolidated balance sheets:

	March 31, 2016	Net Additions		March 31, 2017
	(in millions)
FCC licenses	$36,038	$512	(1)	$36,550
Trademarks	4,035	—		4,035
Goodwill (2)	6,575	4		6,579
	$46,648	$516		$47,164

	March 31, 2015	Net Additions	March 31, 2016
	(in millions)
FCC licenses	$35,952	$86	$36,038
Trademarks	4,035	—	4,035
Goodwill (2)	6,575	—	6,575
	$46,562	$86	$46,648
 _________________

(1)
Net additions within FCC licenses includes $85 million of spectrum acquired from the Shentel transaction (see Note 8. Long-Term Debt, Financing and Capital Lease Obligations) and an increase from spectrum license exchanges described below during the year ended March 31, 2017.

(2)	Through March 31, 2017 there is no accumulated impairment losses for goodwill.
Spectrum License Exchanges
In the second quarter of fiscal year 2016, we exchanged certain spectrum licenses with other carriers in non-cash transactions. As a result, we recorded a non-cash gain of $354 million, which represented the difference between the fair value and the net book value of the spectrum transferred to the other carriers. The gain was presented in "Other, net" in the consolidated statements of operations for the year ended March 31, 2017.
Assessment of Impairment
Our annual impairment testing date for goodwill and indefinite-lived intangible assets is January 1 of each year; however, we test for impairment between our annual tests if an event occurs or circumstances change that indicate that the asset may be impaired, or in the case of goodwill, that the fair value of the reporting unit is below its carrying amount. We did not record any impairment during the years ended March 31, 2017 and 2016. Since the SoftBank Merger in July 2013, actual

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

results and expectations of net postpaid handset subscriber additions were lower than the forecasts used to allocate the purchase price to the assets acquired and liabilities assumed. During the year ended March 31, 2015, we determined that recoverability of the carrying amount of goodwill and the Sprint trade name should be evaluated for impairment and it was determined that the carrying value of the Sprint trade name exceeded its estimated fair value of $3.3 billion. Accordingly, during the year ended March 31, 2015 we recorded an impairment loss of $1.9 billion, which is included in "Impairments" in our consolidated statements of operations.
The determination of fair value requires considerable judgment and is highly sensitive to changes in underlying assumptions. Consequently, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill, spectrum licenses, and Sprint and Boost Mobile trade names impairment tests will prove to be an accurate prediction of the future. Sustained declines in the Company’s operating results, number of wireless subscribers, future forecasted cash flows, growth rates and other assumptions, as well as significant, sustained declines in the Company’s stock price and related market capitalization could impact the underlying key assumptions and our estimated fair values, potentially leading to a future material impairment of goodwill or other indefinite-lived intangible assets.
Intangible Assets Subject to Amortization
Customer relationships are amortized using the sum-of-the-months' digits method, while all other definite-lived intangible assets are amortized using the straight-line method over the estimated useful lives of the respective assets. We reduce the gross carrying value and associated accumulated amortization when specified intangible assets become fully amortized. Amortization expense related to favorable spectrum and tower leases is recognized in "Cost of services" in our consolidated statements of operations.

		March 31, 2017			March 31, 2016
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)
Customer relationships	4 to 8 years	$6,923	$(5,053)	$1,870	$6,923	$(4,045)	$2,878
Other intangible assets:
Favorable spectrum leases	23 years	869	(138)	731	881	(110)	771
Favorable tower leases	7 years	589	(386)	203	589	(302)	287
Trademarks	34 years	520	(58)	462	520	(43)	477
Other	10 years	91	(37)	54	83	(27)	56
Total other intangible assets		2,069	(619)	1,450	2,073	(482)	1,591
Total definite-lived intangible assets		$8,992	$(5,672)	$3,320	$8,996	$(4,527)	$4,469

	Fiscal Year 2017	Fiscal Year 2018	Fiscal Year 2019	Fiscal Year 2020	Fiscal Year 2021
	(in millions)
Estimated amortization expense	$883	$667	$462	$258	$104

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates			Maturities			March 31, 2017	March 31, 2016
							(in millions)
Notes
Senior notes
Sprint Corporation	7.13	-	7.88%	2021	-	2025	$10,500	$10,500
Sprint Communications, Inc.	6.00	-	11.50%	2017	-	2022	6,280	9,280
Sprint Capital Corporation	6.88	-	8.75%	2019	-	2032	6,204	6,204
Senior secured notes
Sprint Spectrum Co LLC, Sprint Spectrum CO II LLC, Sprint Spectrum Co III LLC	3.36%			2021			3,500	—
Guaranteed notes
Sprint Communications, Inc.	7.00	-	9.00%	2018	-	2020	4,000	4,000
Secured notes
Clearwire Communications LLC (1)	14.75%			2016			—	300
Exchangeable notes
Clearwire Communications LLC (1) (2)	8.25%			2017			629	629
Credit facilities
Revolving bank credit facility	3.50%			2021			—	—
Secured term loan	3.50%			2024			4,000	—
Accounts receivable facility	2.02	-	2.51%	2018			1,964	600
Export Development Canada (EDC)	3.48%			2019			300	550
Secured equipment credit facilities	2.57	-	3.27%	2019	-	2021	431	805
Financing obligations, capital lease and other obligations	2.35	-	10.63%	2017	-	2024	3,016	493
Net premiums and debt financing costs							90	597
							40,914	33,958
Less current portion							(5,036)	(4,690)
Long-term debt, financing and capital lease obligations							$35,878	$29,268
________

(1)	Notes of Clearwire Communications LLC are also direct obligations of Clearwire Finance, Inc. and are guaranteed by certain Clearwire subsidiaries.

(2)	The $629 million Clearwire 8.25% Exchangeable Notes have both a par call and put on December 1, 2017 resulting in the balance being classified as a current debt obligation.
As of March 31, 2017, Sprint Corporation, the parent corporation, had $10.5 billion in aggregate principal amount of senior notes outstanding. In addition, as of March 31, 2017, the outstanding principal amount of senior notes issued by Sprint Communications, Inc. and Sprint Capital Corporation, guaranteed notes issued by Sprint Communications, Inc., exchangeable notes issued by Clearwire Communications LLC, secured term loan and secured revolving bank credit facility issued by Sprint Communications, Inc., the EDC agreement, the secured equipment credit facilities, the installment payment obligations, and the Network Equipment Sale-Leaseback and Handset Sale-Leaseback Tranche 2 financing obligations, collectively totaled $26.1 billion in principal amount of our long-term debt issued by 100% owned subsidiaries, was fully and unconditionally guaranteed by Sprint Corporation. Although certain financing agreements restrict the ability of Sprint Communications, Inc. and its subsidiaries to distribute cash to Sprint Corporation, the ability of the subsidiaries to distribute cash to their respective parents, including to Sprint Communications, Inc. is generally not restricted.
As of March 31, 2017, approximately $13.1 billion aggregate principal amount of our outstanding debt, comprised of certain notes, financing and capital lease obligations, was secured by substantially all of the assets of the Company. Cash interest payments, net of amounts capitalized of $44 million, $51 million, and $56 million, totaled $2.7 billion, $2.4 billion, and $2.3 billion during each of the years ended March 31, 2017, 2016, and 2015, respectively. Our weighted average

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

effective interest rate related to our notes and credit facilities was 6.4% for the years ended March 31, 2017 and 2016, and 6.1% for the year ended March 31, 2015.
Notes
As of March 31, 2017, our outstanding notes consisted of senior notes, guaranteed notes, and exchangeable notes, all of which are unsecured, as well as senior secured notes associated with our Spectrum Financing transaction. Cash interest on all of the notes is generally payable semi-annually in arrears with the exception of the Spectrum Financing senior secured notes, which are payable quarterly. As of March 31, 2017, $30.2 billion aggregate principal amount of the notes was redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.
As of March 31, 2017, $24.1 billion aggregate principal amount of our senior notes and guaranteed notes provided holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in the applicable indentures and supplemental indentures) occurs.
Upon the close of the Clearwire Corporation acquisition on July 9, 2013, the Clearwire Communications, LLC 8.25% Exchangeable Notes due 2040 became exchangeable at any time, at the holder’s option, for a fixed amount of cash equal to $706.21 for each $1,000 principal amount of notes surrendered. On December 1, 2017 the Exchangeable Notes can be tendered at the holder’s option for 100% of the par value plus accrued interest resulting in the entire balance being classified as a current debt obligation.
In October 2016, the Company repaid $300 million in aggregate principal of its Clearwire Communications LLC 14.75% secured notes. In December 2016, the Company repaid $2.0 billion aggregate principal upon maturity of its outstanding Sprint Communications, Inc. 6% senior notes. In March 2017, the Company repaid $1.0 billion aggregate principal upon maturity of its outstanding Sprint Communications, Inc. 9.125% senior notes.
In October 2016, Sprint transferred the Spectrum Portfolio to the Spectrum Financing SPEs. The Spectrum Portfolio, which represents approximately 14% of Sprint's total spectrum holdings on a MHz-pops basis, was used as collateral to raise an initial $3.5 billion in senior secured notes at 3.36% per annum from external investors under a $7.0 billion program. Sprint can utilize this financing structure to potentially raise up to an additional $3.5 billion, subject to certain conditions. The notes will be repaid over a five-year term, with interest-only payments over the first four quarters and amortizing quarterly principal payments thereafter commencing December 2017 through September 2021. As of March 31, 2017, approximately $438 million of the total principal outstanding was classified as "Current portion of long-term debt, financing and capital lease obligations" in the consolidated balance sheets. Total debt finance costs incurred and capitalized in connection with the issuance of notes were approximately $95 million.
Credit Facilities
Secured Term Loan and Revolving Bank Credit Facility
On February 3, 2017, we entered into a new credit agreement for $6.0 billion, consisting of a $4.0 billion, seven-year secured term loan that matures in February 2024 and a $2.0 billion secured revolving bank credit facility that expires in February 2021. As of March 31, 2017, approximately $215 million in letters of credit were outstanding under this credit facility, including the letter of credit required by the Report and Order (see Note 12. Commitments and Contingencies). As a result of the outstanding letters of credit, which directly reduce the availability of borrowings, the Company had approximately $1.8 billion of borrowing capacity available under the secured revolving bank credit facility as of March 31, 2017. The bank credit facility requires a ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the bank credit facility (adjusted EBITDA), not to exceed 6.0 to 1.0 through the quarter ending December 31, 2017. After December 31, 2017, the Leverage Ratio declines on a scheduled basis until the ratio becomes fixed at 3.5 to 1.0 for the fiscal quarter ended March 31, 2020 and each fiscal quarter ending thereafter through expiration of the facility. The term loan has an interest rate equal to LIBOR plus 250 basis points and the secured revolving bank credit facility has an interest rate equal to LIBOR plus a spread that varies depending on the Leverage Ratio. The secured revolving bank credit facility replaced the $3.3 billion unsecured revolving bank credit facility that was due to expire in February 2018.
In consideration of the seven-year secured term loan, we entered into a five-year fixed-for-floating interest rate swap on a $2.0 billion notional amount that has been designated as a cash flow hedge. The effective portion of changes in fair value are recorded in "Other comprehensive income (loss)" in the consolidated statements of comprehensive loss and the

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ineffective portion, if any, is recorded in current period earnings in the consolidated statements of operations as interest expense. The fair value of the interest rate swap was approximately $2 million, which was recorded as a liability on the consolidated balance sheets at March 31, 2017.
 Accounts Receivable Facility
As of March 31, 2017, the total amount of borrowings under our $4.3 billion Receivable Facility was $2.0 billion and the total amount available to be drawn was $826 million. Prior to the February 2017 amendment, wireless service and installment receivables sold to the Purchasers were treated as a sale of financial assets and Sprint derecognized these receivables and recognized the net proceeds received in cash provided by operating activities in the consolidated statements of cash flows. Subsequent to the February 2017 amendment, the sale of wireless service and installment receivables are reported as financings, which is consistent with our historical treatment for the sale of future lease receivables. During the year ended March 31, 2017, we repaid $416 million to the Purchasers and drew $100 million.
EDC agreement
On February 3, 2017, we amended the EDC agreement to provide for security and covenant terms similar to our secured term loan and revolving bank credit facility. However, under the terms of the EDC agreement repayments of outstanding amounts cannot be redrawn. In March 2017, the Company repaid $250 million of aggregate principal of its outstanding Tranche 4 secured loan due December 15, 2017. As of March 31, 2017, the total principal amount of our borrowings under the EDC facility was $300 million.
Secured equipment credit facilities
Eksportkreditnamnden (EKN)
During the year ended March 31, 2017, we made principal repayments totaling $254 million on the facility, resulting in the total repayment of the principal amount at March 31, 2017. The facility has expired in accordance with its terms.
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provides for the ability to borrow up to $800 million to finance network-related purchases from Nokia Solutions and Networks US LLC, USA. The facility has one tranche remaining and available for borrowing through October 2017. Such borrowings are contingent upon the amount and timing of Sprint's network-related purchases. During the year ended March 31, 2017, we made principal repayments totaling $56 million, resulting in a total principal amount of $140 million outstanding at March 31, 2017.
K-sure
The K-sure secured equipment credit facility provides for the ability to borrow up to $750 million to finance network-related purchases from Samsung Telecommunications America, LLC. The facility can be divided in up to three consecutive tranches of varying size with borrowings available until May 2018, contingent upon the amount of network-related purchases made by Sprint. During the year ended March 31, 2017, we made principal repayments totaling $65 million, resulting in a total principal amount of $259 million outstanding at March 31, 2017.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provides for the ability to borrow up to $250 million to finance network equipment-related purchases from Alcatel-Lucent USA Inc. The principal balance outstanding at March 31, 2017 was $32 million.
Borrowings under the Finnvera, K-sure and D/D secured equipment credit facilities are each secured by liens on the respective equipment purchased pursuant to each facility's credit agreement. In addition, repayments of outstanding amounts borrowed under the secured equipment credit facilities cannot be redrawn. Each of these facilities is fully and unconditionally guaranteed by both Sprint Communications, Inc. and Sprint Corporation. The secured equipment credit facilities have certain key covenants similar to those in our secured term loan and revolving bank credit facility.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Financing Obligations
Network Equipment Sale-Leaseback
In April 2016, Sprint sold and leased back certain network equipment to Network LeaseCo. The network equipment acquired by Network LeaseCo, which is consolidated by us, was used as collateral to raise approximately $2.2 billion in borrowings from external investors, including SoftBank. Principal and interest payments on the borrowings from the external investors will be repaid in staggered, unequal payments through January 2018. The first principal payment of $300 million was made in March 2017 with the remaining $1.9 billion of principal payments due in fiscal year 2017 (see Note 3. Funding Sources).
Handset Sale-Leaseback Tranche 2
In May 2016, Sprint entered into a second transaction with MLS to sell and leaseback certain iPhone® devices leased by our customers. Upon the transfer of devices with a net book value of approximately $1.3 billion to MLS, Sprint received cash proceeds of $1.1 billion. Unlike Tranche 1, the proceeds from Tranche 2 were accounted for as a financing (see Note 3. Funding Sources). During the year ended March 31, 2017, we repaid $654 million to MLS, which reduced the principal amount of the financing obligation to $385 million as of March 31, 2017.
Tower Financing
We have approximately 3,000 cell sites that we sold and subsequently leased back during 2008. Terms extend through 2021, with renewal options for an additional 20 years. These cell sites continue to be reported as part of our "Property, plant and equipment, net" in our consolidated balance sheets due to our continued involvement with the property sold and the transaction is accounted for as a financing. The financing obligation as of March 31, 2017 is $191 million.
Capital Lease and Other Obligations
On August 10, 2015, Shenandoah Telecommunications Company (Shentel) entered into a definitive agreement to acquire one of our wholesale partners, NTELOS Holdings Corp (nTelos). In connection with this definitive agreement, we entered into a series of agreements with Shentel to, among other things, acquire certain assets such as spectrum, terminate our existing wholesale arrangement with nTelos, and amend our existing affiliate agreement with Shentel to primarily include the subscribers formerly under the wholesale arrangement with nTelos. The agreements also expanded the area in which Shentel provides wireless service to Sprint customers and provided for more favorable economic terms. In April 2016, we received regulatory approval and the transaction closed in May 2016. The total consideration for this transaction included $181 million, on a net present value basis, of notes payable to Shentel. Sprint will satisfy its obligations under the notes payable over an expected term of five to six years, of which the remaining obligation is $225 million as of March 31, 2017. FCC licenses acquired from Shentel had a total value of $85 million. $96 million of the total purchase was recorded in “Other, net” in the consolidated statements of operations as a contract termination in the quarter ended June 30, 2016, which related to the termination of our pre-existing wholesale arrangement with nTelos. The remainder of our capital lease and other obligations of $315 million as of March 31, 2017 are primarily for the use of wireless network equipment.
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
As of March 31, 2017, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in the maturities being accelerated.
Under our secured revolving bank credit facility, we are currently restricted from paying cash dividends because our ratio of total indebtedness to adjusted EBITDA (each as defined in the applicable agreements) exceeds 2.5 to 1.0.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Future Maturities of Long-Term Debt, Financing and Capital Lease Obligations
Aggregate amount of maturities for long-term debt, financing and capital lease obligations outstanding as of March 31, 2017, were as follows (in millions):

Fiscal year 2017	$5,039
Fiscal year 2018	6,157
Fiscal year 2019	4,168
Fiscal year 2020	2,596
Fiscal year 2021	3,816
Fiscal year 2022 and thereafter	19,048
40,824
Net premiums and debt financing costs	90
$40,914

Note 9.	Severance and Exit Costs
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
The following provides the activity in the severance and exit costs liability included in "Accounts payable," "Accrued expenses and other current liabilities" and "Other liabilities" within the consolidated balance sheets:

	March 31, 2016	Net Expense		Cash Payments and Other	March 31, 2017
	(in millions)
Lease exit costs	$338	$17	(1)	$(106)	$249
Severance costs	150	20	(2)	(158)	12
Access exit costs	37	31	(3)	(28)	40
	$525	$68		$(292)	$301
 _________________

(1)	For the year ended March 31, 2017, we recognized costs of $17 million ($14 million Wireless, $3 million Wireline).

(2)	For the year ended March 31, 2017, we recognized costs of $20 million ($19 million Wireless, $1 million Wireline).

(3)
For the year ended March 31, 2017, we recognized $2 million (solely attributable to Wireline) as "Cost of services" and $29 million ($12 million Wireless, $17 million Wireline) as "Severance and exit costs."

	March 31, 2015	Net Expense		Cash Payments and Other	March 31, 2016
	(in millions)
Lease exit costs	$291	$156	(4)	$(109)	$338
Severance costs	119	216	(5)	(185)	150
Access exit costs	44	19	(6)	(26)	37
	$454	$391		$(320)	$525
 _________________

(4)
We recognized costs of $176 million (Wireless only) for the year ended March 31, 2016, which were offset by $20 million of income (Wireless only) resulting from a revision to our estimate of a previously recorded reserve.

(5)	For the year ended March 31, 2016, we recognized costs of $216 million ($191 million Wireless, $25 million Wireline).

(6)	For the year ended March 31, 2016, we recognized $2 million (solely attributable to Wireline) as "Cost of services" and $17 million (solely attributable to Wireless) as "Severance and exit costs".
We continually refine our network strategy and evaluate other potential network initiatives to improve the overall performance of our network. Additionally, major cost cutting initiatives are expected to continue, which may include headcount reductions, among other actions, to reduce operating expenses and improve our operating cash flows. As a result of these ongoing activities, we may incur future material charges associated with lease and access exit costs, severance, asset impairments, and accelerated depreciation, among others.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Supplemental Financial Information

	March 31,
	2017	2016
	(in millions)
Accounts and notes receivable, net
Trade	$2,947	$899
Unbilled trade installment receivables and other	1,545	239
Less allowances for doubtful accounts and deferred interest	(354)	(39)
	$4,138	$1,099
Prepaid expenses and other current assets
Prepaid expenses	$298	$366
Deferred purchase price for Receivables Facility	—	1,155
Deferred charges and other	303	399
	$601	$1,920
Other assets
Unbilled trade installment receivables, net	$569	$—
Deferred purchase price for Handset Sale-Leaseback Tranche 1	—	116
Investments	237	187
Other	507	425
	$1,313	$728
Accounts payable(1)
Trade	$2,937	$2,567
Accrued interconnection costs	123	142
Capital expenditures and other	221	190
	$3,281	$2,899
Accrued expenses and other current liabilities
Deferred revenues	$1,445	$1,456
Accrued taxes	435	232
Payroll and related	339	339
Severance, lease and other exit costs	83	288
Accrued interest	511	532
Other	1,328	1,527
	$4,141	$4,374
Other liabilities
Deferred rental income-communications towers	$207	$218
Deferred rent	554	478
Asset retirement obligations	462	550
Unfavorable lease liabilities	490	658
Postretirement benefits and other non-current employee related liabilities	861	994
Other	989	1,104
	$3,563	$4,002
______________________

(1)
Includes liabilities in the amounts of $69 million and $66 million as of March 31, 2017 and 2016, respectively, for payments issued in excess of associated bank balances but not yet presented for collection.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Income Taxes
Sprint Corporation is the parent corporation of an affiliated group of corporations which join in the filing of a U.S. federal consolidated income tax return. Additionally, we file income tax returns in each state jurisdiction which imposes an income tax. In certain state jurisdictions, Sprint and its subsidiaries filed combined state tax returns with certain other SoftBank affiliates beginning with the year ended March 31, 2016. State tax expense or benefit has been determined utilizing the separate return approach as if Sprint and its subsidiaries file on a stand-alone basis. We also file income tax returns in a number of foreign jurisdictions. However, our foreign income tax activity has been immaterial. Cash paid or received for income tax purposes was insignificant for all periods presented.
Income tax expense consists of the following:

	Year Ended March 31,
	2017	2016	2015
	(in millions)
Current income tax (expense) benefit
Federal	$50	$13	$5
State	(50)	(30)	(39)
Total current income tax (expense) benefit	—	(17)	(34)
Deferred income tax (expense) benefit
Federal	(284)	(206)	491
State	(149)	83	118
Total deferred income tax (expense) benefit	(433)	(123)	609
Foreign income tax expense	(2)	(1)	(1)
Total income tax (expense) benefit	$(435)	$(141)	$574

The differences that caused our effective income tax rates to differ from the 35% U.S. federal statutory rate for income taxes were as follows:

	Year Ended March 31,
	2017	2016	2015
	(in millions)
Income tax benefit at the federal statutory rate	$270	$649	$1,372
Effect of:
State income taxes, net of federal income tax effect	24	38	124
State law changes, net of federal income tax effect	4	20	4
(Increase) reduction in liability for unrecognized tax benefits	(14)	(4)	1
Credit for increasing research activities	15	14	—
Tax (expense) benefit from organizational restructuring	(118)	90	—
Change in federal and state valuation allowance	(615)	(939)	(911)
Other, net	(1)	(9)	(16)
Income tax (expense) benefit	$(435)	$(141)	$574
Effective income tax rate	(56.4)%	(7.6)%	14.6%
Income tax expense allocated to other items was as follows:

	Year Ended March 31,
	2017	2016	2015
	(in millions)
Unrecognized net periodic pension and other postretirement benefit cost(1)	$(24)	$—	$—
_______________

(1)	These amounts have been recognized in accumulated other comprehensive loss.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recognized for the temporary differences between the carrying amounts of our assets and liabilities for financial statement purposes and their tax bases. Deferred tax assets are also recorded for operating loss, capital loss and tax credit carryforwards. The sources of the differences that give rise to the deferred income tax assets and liabilities as of March 31, 2017 and 2016, along with the income tax effect of each, were as follows:

	March 31,
	2017	2016
	(in millions)
Deferred tax assets
Net operating loss carryforwards	$6,812	$8,057
Tax credit carryforwards	340	384
Capital loss carryforwards	1	83
Property, plant and equipment	2,192	1,230
Debt obligations	205	—
Deferred rent	402	438
Pension and other postretirement benefits	332	378
Accruals and other liabilities	1,454	1,376
	11,738	11,946
Valuation allowance	(10,477)	(9,793)
	1,261	2,153
Deferred tax liabilities
FCC licenses	12,876	12,738
Trademarks	1,712	1,718
Intangibles	771	1,166
Debt obligations	—	58
Other	318	432
	15,677	16,112

Long-term deferred tax liability	$14,416	$13,959
The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. However, our history of annual losses reduces our ability to rely on expectations of future income in evaluating the ability to realize our deferred tax assets. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. As a result, the Company recognized income tax expense to increase the valuation allowance by $615 million, $939 million, and $911 million for the years ended March 31, 2017, 2016, and 2015, respectively. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits.
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
Income tax expense of $435 million for the year ended March 31, 2017 was primarily attributable to taxable temporary differences from the tax amortization of FCC licenses and tax expense of $136 million on pre-tax gains from spectrum license exchanges which increased our deferred tax liability on FCC license temporary differences. In addition, we increased our state income tax valuation allowance by $89 million as a result of a shift in operations among wholly-owned subsidiaries and an organizational restructuring that occurred during the year.
Income tax expense of $141 million for the year ended March 31, 2016 was primarily attributable to tax expense resulting from taxable temporary differences from the tax amortization of FCC licenses, partially offset by tax benefits from

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the reversal of state income tax valuation allowance on deferred tax assets and changes in state income tax laws enacted during the year. As a result of organizational restructuring, which drove a sustained increase in the profitability of specific legal entities, we revised our estimate regarding the realizability of the involved entities' deferred state tax assets and recorded a state tax benefit of $90 million.
Income tax benefit of $574 million for the year ended March 31, 2015 was primarily attributable to recognition of a tax benefit on the $1.9 billion Sprint trade name impairment loss, partially offset by tax expense on taxable temporary differences from the tax amortization of FCC licenses during the period.
During the years ended March 31, 2017, 2016, and 2015, we generated $204 million, $343 million, and $398 million, respectively, of foreign income, which is included in "Loss before income taxes" on the consolidated statements of operations. We have no material unremitted earnings of foreign subsidiaries.
As of March 31, 2017, we had federal operating loss carryforwards of $16.4 billion, state operating loss carryforwards of $17.5 billion and foreign net operating loss carryforwards of $805 million. Related to these loss carryforwards, we have recorded federal tax benefits of $5.7 billion, net state tax benefits of $863 million and foreign tax benefits of $265 million before consideration of the valuation allowances. Approximately $620 million of the federal net operating loss carryforwards expire between fiscal years 2017 and 2021. The remaining $15.8 billion expire in varying amounts between fiscal years 2022 and 2034. The state operating loss carryforwards expire in varying amounts through fiscal year 2035. Foreign operating loss carryforwards of $446 million do not expire. The remaining foreign operating loss carryforwards expire in varying amounts between fiscal years 2017 and 2035.
We also had available $429 million of federal and state income tax credit carryforwards as of March 31, 2017. Included in this amount are $74 million of income tax credits which expire prior to fiscal year 2018 and $301 million which expire in varying amounts between fiscal years 2018 and 2036. The remaining $54 million do not expire.
Unrecognized tax benefits are established for uncertain tax positions based upon estimates regarding potential future challenges to those positions at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. Interest related to these unrecognized tax benefits is recognized in interest expense. Penalties are recognized as additional income tax expense. The unrecognized tax benefits attributable to uncertain tax positions were $190 million and $166 million, as of the March 31, 2017 and 2016, respectively. As of March 31, 2017, the unrecognized tax benefits included items that would favorably affect the income tax provision by $175 million, if recognized without an offsetting valuation allowance adjustment. The accrued liability for income tax related interest and penalties was insignificant for all periods presented.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Year Ended March 31,
	2017	2016
	(in millions)
Balance at beginning of period	$166	$163
Additions based on current year tax positions	15	—
Additions based on prior year tax positions	10	5
Reductions for lapse of statute of limitations	(1)	(2)
Balance at end of period	$190	$166
As of March 31, 2017, we are under a limited scope federal income tax examination for the tax year ended March 31, 2015 that is being handled by the IRS Exam division. There are not any issues being handled by the IRS Appeals division. We are involved in multiple state income tax examinations related to various years beginning with 1996, which are in various stages of the examination, administrative/judicial review or appellate process. Based on our current knowledge of the examinations, administrative/judicial reviews and appellate processes, we believe it is reasonably possible a number of our uncertain tax positions may be resolved during the next twelve months which could result in a reduction of up to $42 million in our unrecognized tax benefits.
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
In March 2016, the FASB issued authoritative guidance on Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting which, in part, eliminates the additional paid-in capital pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. The Company elected to early adopt this guidance effective April 1, 2016. The early adoption of this guidance did not have a material effect on our consolidated financial statements.

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
On April 19, 2012, the New York Attorney General filed a complaint alleging that Sprint Communications has fraudulently failed to collect and pay more than $100 million in New York sales taxes on receipts from its sale of wireless telephone services since July 2005. The complaint also seeks recovery of triple damages under the State False Claims Act, as well as penalties and interest. Sprint Communications moved to dismiss the complaint on June 14, 2012. On July 1, 2013, the court entered an order denying the motion to dismiss in large part, although it did dismiss certain counts or parts of certain counts. Sprint Communications appealed that order and the intermediate appellate court affirmed the order of the trial court. On October 20, 2015, the Court of Appeals of New York affirmed the decision of the appellate court that the tax statute requires us to collect and remit the disputed taxes. Our petition for certiorari to the U.S. Supreme Court on grounds of federal preemption was denied. Through the year ended March 31, 2017, we have accrued approximately $200 million associated with this matter. The parties are now engaged in discovery in the trial court. We will continue to defend this matter vigorously and we do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
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
Sprint Communications is also a defendant in a complaint filed by several stockholders of Clearwire Corporation (Clearwire) asserting claims for breach of fiduciary duty by Sprint Communications, and related claims and otherwise challenging the Clearwire acquisition. ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., was filed April 26, 2013, in Chancery Court in Delaware. Plaintiffs in the ACP Master, LTD suit have also filed suit requesting an appraisal of the fair

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

value of their Clearwire stock. Trial of those cases took place in October and November 2016; the parties have submitted their post-trial briefing, and oral argument was held on April 25, 2017. We are awaiting a decision. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
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
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us or our subsidiaries. During the year ended March 31, 2017, we recorded a $103 million charge associated with a state tax matter which is presented in our consolidated statements of operations within "Other, net". If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.
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
The minimum cash obligation is $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The letter of credit was initially $2.5 billion, but has been reduced during the course of the proceeding to $165 million as of March 31, 2017. Since the inception of the program, we have incurred payments of approximately $3.5 billion directly attributable to our performance under the Report and Order, including approximately $45 million during the year ended March 31, 2017. When incurred, substantially all costs are accounted for as additions to FCC licenses with the remainder as property, plant and equipment. Although costs incurred through March 31, 2017 have exceeded $2.8 billion, not all of those costs have been reviewed and accepted as eligible by the transition administrator.
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

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Future Minimum Commitments
As of March 31, 2017, the minimum estimated amounts due under operating leases, spectrum leases and service credits, and purchase orders and other commitments were as follows:

Future Minimum Commitments	Total	Fiscal Year 2017	Fiscal Year 2018	Fiscal Year 2019	Fiscal Year 2020	Fiscal Year 2021	Fiscal Year 2022 and thereafter
	(in millions)
Operating leases	$12,173	$2,147	$2,113	$2,001	$1,885	$1,579	$2,448
Spectrum leases and service credits	6,971	247	244	268	244	263	5,705
Purchase orders and other commitments	10,051	6,361	1,277	652	429	326	1,006
Total	$29,195	$8,755	$3,634	$2,921	$2,558	$2,168	$9,159
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
Our rental commitments for operating leases, including lease renewals that are reasonably assured, consisted mainly of leases for cell and switch sites, real estate, information technology and network equipment and office space. Total rental expense was $3.1 billion, $2.9 billion, and $2.6 billion, for the years ended March 31, 2017, 2016, and 2015, respectively.
Spectrum Leases and Service Credits
Certain of the spectrum leases provide for minimum lease payments, additional charges, renewal options and escalation clauses. Leased spectrum agreements generally have terms of up to 30 years. We expect that all renewal periods in our spectrum leases will be renewed by us.
We also have commitments to provide services to certain lessors, and to reimburse lessors for certain capital equipment and third-party service expenditures over the term of the lease. We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced by services provided and as actual invoices are presented and paid to the lessors. During the period ended March 31, 2017, we satisfied $3 million related to these commitments. The maximum remaining commitment at March 31, 2017 was $83 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15 to 30 years.
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
Classes of Common Stock
Voting Common Stock
The holders of our common stock are entitled to one vote per share on all matters submitted for action by the stockholders. There were approximately 4.0 billion shares of common stock outstanding as of March 31, 2017.
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
Dividends
We did not declare any dividends on our common shares for all periods presented in the consolidated financial statements. We are currently restricted from paying cash dividends by the terms of our secured revolving bank credit facility (see Note 8. Long-Term Debt, Financing and Capital Lease Obligations).
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax were as follows:

	March 31,
	2017	2016
	(in millions)
Unrecognized net periodic pension and postretirement benefit cost	$(369)	$(407)
Unrealized net losses on derivatives	(2)	—
Foreign currency translation adjustments	(33)	(32)
Accumulated other comprehensive loss	$(404)	$(439)
Per Share Data
Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share adjusts basic net loss per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. Outstanding options and restricted stock units (exclusive of participating securities) that had no effect on our computation of dilutive weighted average number of shares outstanding as their effect would have been antidilutive were approximately 114 million, 73 million, and 56 million as of the years ended March 31, 2017, 2016, and 2015, respectively, in addition to 62 million total shares issuable under warrants, of which 55 million relate to shares issuable under the warrant held by SoftBank. The warrant was issued to SoftBank at the close of the merger with SoftBank and is exercisable at $5.25 per share at the option of Softbank, in whole or in part, at any time on or prior to July 10, 2018.

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
Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Year Ended March 31, 2017
Net operating revenues	$31,787	$1,545	$15	$33,347
Inter-segment revenues(1)	—	498	(498)	—
Total segment operating expenses	(21,973)	(1,924)	484	(23,413)
Segment earnings	$9,814	$119	$1	9,934
Less:
Depreciation				(7,098)
Amortization				(1,052)
Other, net(3)				(20)
Operating income				1,764
Interest expense				(2,495)
Other expense, net				(40)
Loss before income taxes				$(771)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Year Ended March 31, 2016
Net operating revenues	$30,377	$1,790	$13	$32,180
Inter-segment revenues(1)	—	592	(592)	—
Total segment operating expenses	(22,326)	(2,290)	582	(24,034)
Segment earnings	$8,051	$92	$3	8,146
Less:
Depreciation				(5,794)
Amortization				(1,294)
Other, net(3)				(748)
Operating income				310
Interest expense				(2,182)
Other income, net				18
Loss before income taxes				$(1,854)

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Year Ended March 31, 2015
Net operating revenues	$32,327	$2,191	$14	$34,532
Inter-segment revenues(1)	—	623	(623)	—
Total segment operating expenses	(26,433)	(2,701)	602	(28,532)
Segment earnings	$5,894	$113	$(7)	6,000
Less:
Depreciation				(3,797)
Amortization				(1,552)
Impairments(2)				(2,133)
Other, net(3)				(413)
Operating loss				(1,895)
Interest expense				(2,051)
Other income, net				27
Loss before income taxes				$(3,919)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
As of and for the year ended March 31, 2017
Capital expenditures	$3,517	$94	$264	$3,875
Total assets	$74,098	$1,168	$9,857	$85,123

As of and for the year ended March 31, 2016
Capital expenditures	$6,381	$279	$312	$6,972
Total assets	$73,408	$1,255	$4,312	$78,975

As of and for the year ended March 31, 2015
Capital expenditures	$5,442	$275	$287	$6,004
Total assets	$75,533	$1,262	$6,046	$82,841

 _________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

(2)	Impairments for the year ended March 31, 2015 consist of a $1.9 billion trade name impairment related to the Wireless segment and a $233 million impairment related to Wireline long-lived assets.

(3)
Other, net for the year ended March 31, 2017 consists of $66 million of severance and exit costs, a $140 million charge for a state tax matter combined with legal reserves related to other pending legal suits and proceedings, and a $28 million loss on disposal of property, plant and equipment related to cell site construction costs that are no longer recoverable as a result of changes in our network plans. In addition, the year ended March 31, 2017 included a $354 million non-cash gain related to spectrum license exchanges with other carriers and $140 million of contract termination costs, primarily related to the termination of our pre-existing wholesale arrangement with nTelos, as a result of the Shentel transaction combined with the costs related to the termination of our relationship with General Wireless Operations Inc. (Radio Shack). Losses totaling $481 million related to the write-off of leased devices associated with lease cancellations were excluded from Other, net and included within Wireless segment earnings. Other, net for the year ended March 31, 2016 consists of $409 million of severance and exit costs, combined with $193 million for legal reserves related to various pending legal suits and proceedings and a $166 million loss on disposal of property, plant and equipment related to cell site construction costs and other network costs that are no longer recoverable as a result of changes in the Company's network plans, partially offset by $20 million of income resulting from a revision to our estimate of a previously recorded reserve. Losses totaling $321 million relating to the write-off of leased devices associated with lease cancellations of $256 million and the loss on sale of devices to MLS under the Handset Sale-Leaseback Tranche 1 transaction for $65 million was excluded from Other, net and included within Wireless segment earnings. Other, net for the year ended March 31, 2015 consists of $304 million of severance and exit costs, combined with $91 million for legal reserves related to various pending legal suits and proceedings and $59 million for a partial pension settlement, partially offset by $41 million of income resulting from a revision to our estimate of a previously recorded reserve.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Year Ended March 31, 2017
Wireless services	$23,115	$—	$—	$23,115
Wireless equipment	7,979	—	—	7,979
Voice	—	649	(249)	400
Data	—	166	(89)	77
Internet	—	1,147	(157)	990
Other	693	81	12	786
Total net operating revenues	$31,787	$2,043	$(483)	$33,347

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Year Ended March 31, 2016
Wireless services	$24,627	$—	$—	$24,627
Wireless equipment	5,006	—	—	5,006
Voice	—	840	(329)	511
Data	—	171	(69)	102
Internet	—	1,284	(190)	1,094
Other	744	87	9	840
Total net operating revenues	$30,377	$2,382	$(579)	$32,180

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Year Ended March 31, 2015
Wireless services	$26,544	$—	$—	$26,544
Wireless equipment	4,990	—	—	4,990
Voice	—	1,174	(365)	809
Data	—	213	(88)	125
Internet	—	1,353	(165)	1,188
Other	793	74	9	876
Total net operating revenues	$32,327	$2,814	$(609)	$34,532

_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Quarterly Financial Data (Unaudited)

	Quarter
	1st	2nd	3rd	4th
	(in millions, except per share amounts)
Fiscal year 2016
Net operating revenues	$8,012	$8,247	$8,549	$8,539
Operating income	$361	$622	$311	$470
Net loss	$(302)	$(142)	$(479)	$(283)
Basic and diluted loss per common share(1)	$(0.08)	$(0.04)	$(0.12)	$(0.07)

Fiscal year 2015
Net operating revenues	$8,027	$7,975	$8,107	$8,071
Operating income (loss)	$501	$(2)	$(197)	$8
Net loss	$(20)	$(585)	$(836)	$(554)
Basic and diluted loss per common share(1)	$(0.01)	$(0.15)	$(0.21)	$(0.14)
_____________

(1)	The sum of the quarterly earnings per share amounts may not equal the annual amounts because of the changes in the weighted average number of shares outstanding during the year.

Note 16.	Related-Party Transactions
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
Brightstar
We have arrangements with Brightstar US, Inc. (Brightstar), whereby Brightstar provides supply chain and inventory management services to us in our indirect channels and whereby Sprint may sell new and used devices and new accessories to Brightstar for its own purposes. To facilitate certain of these arrangements, we have extended a $700 million credit line to Brightstar to assist with the purchasing and distribution of devices and accessories. As a result, we shifted our concentration of credit risk away from our indirect channel partners to Brightstar. As Brightstar is a subsidiary of SoftBank, we expect SoftBank will provide the necessary support to ensure that Brightstar will fulfill its obligations to us under these agreements. However, we have no assurance that SoftBank will provide such support.
The supply chain and inventory management arrangement included, among other things, that Brightstar may purchase inventory from the OEMs to sell directly to our indirect dealers. As compensation for these services, we remit per unit fees to Brightstar for each device sold to dealers or retailers in our indirect channels. During the years ended March 31, 2017, 2016, and 2015 we incurred fees under these arrangements totaling $64 million, $102 million, and $66 million, respectively. Additionally, we have an arrangement with Brightstar whereby they perform certain of our reverse logistics including device buyback, trade-in technology and related services. We may also purchase new and used devices and accessories from Brightstar to be sold in our direct channels.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Amounts included in our consolidated financial statements associated with these arrangements with Brightstar were as follows:

	March 31,
Consolidated balance sheets:	2017	2016
	(in millions)
Accounts receivable	$367	$197
Accounts payable	$160	$96

	Year Ended March 31,
Consolidated statements of operations:	2017	2016	2015
	(in millions)
Equipment revenues	$1,682	$1,731	$1,818
Cost of products	$1,600	$1,743	$1,887
In addition, Sprint earned fees of approximately $100 million, $103 million, and $13 million from a Brightstar subsidiary, in the years ended March 31, 2017, 2016, and 2015, respectively, for billing and collecting payments from subscribers under certain insurance programs.
SoftBank
In November 2015 and April 2016, Sprint entered into Handset Sale-Leaseback transactions with MLS, a company formed by a group of equity investors, including SoftBank, to sell and lease-back certain devices, which are currently being leased by our customers, for total cash proceeds of approximately $2.2 billion. SoftBank's initial equity investment in MLS totaled $79 million. Brightstar provides reverse logistics and remarketing services to MLS with respect to the devices.
In December 2016, Handset Sale-Leaseback Tranche 1 was terminated and the associated devices were repurchased by Sprint from MLS. With the cash proceeds, MLS repurchased the equity units from its investors including SoftBank. As a result, SoftBank's remaining equity investment in MLS totaled $39 million as of March 31, 2017.
In April 2016, Sprint sold and leased back certain network equipment to Network LeaseCo. The network equipment acquired by Network LeaseCo, which is consolidated by us, was used as collateral to raise approximately $2.2 billion in borrowings from external investors, including $250 million from SoftBank. Principal and interest payments on the borrowings from the external investors will be repaid in staggered, unequal payments through January 2018 (See Note 3. Funding Sources) with the first principal payment of approximately $300 million paid in March 2017 followed by the remaining $1.9 billion of principal payments due in fiscal year 2017.
All other transactions under agreements with SoftBank Parties, in the aggregate, were immaterial through the period ended March 31, 2017.

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
During the years ended March 31, 2017 and 2016 there were non-cash equity contributions from the Subsidiary Guarantor to the Non-Guarantor Subsidiaries as a result of organizational restructuring for tax purposes of approximately $450 million and $1.5 billion, respectively.
Under the Subsidiary Guarantor's secured revolving bank credit facility, the Subsidiary Guarantor is currently restricted from paying cash dividends to the Parent/Issuer or any Non-Guarantor Subsidiary because the ratio of total indebtedness to adjusted EBITDA (each as defined in the applicable agreement) exceeds 2.5 to 1.0.
Sprint has a Receivables Facility providing for the sale of eligible wireless service, installment and certain future lease receivables. In November 2015, Sprint also entered into the Tranche 1 transaction to sell and lease-back certain leased devices, which was subsequently terminated in December 2016. In April 2016, Sprint entered into the Tranche 2 transaction to sell and leaseback certain leased devices and a Network Equipment Sale-Leaseback to sell and leaseback certain network equipment. In connection with the Receivables Facility, Tranches 1 and 2 and the Network Equipment Sale-Leaseback, Sprint formed certain wholly-owned consolidated bankruptcy-remote SPEs and SPE Lessees that are included in the non-guarantor subsidiaries condensed consolidated financial information. Each SPE and SPE Lessee is a separate legal entity with its own separate creditors who will be entitled, prior to and upon the liquidation of the SPE or SPE Lessee, to be satisfied out of the SPE or SPE Lessee’s assets prior to any assets in the SPE and SPE Lessee becoming available to Sprint (see Note 3. Funding Sources).
We have accounted for investments in subsidiaries using the equity method. Presented below is the condensed consolidating financial information.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2017
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,461	$409	$—	$2,870
Short-term investments	—	5,444	—	—	5,444
Accounts and notes receivable, net	86	1	4,137	(86)	4,138
Device and accessory inventory	—	—	1,064	—	1,064
Prepaid expenses and other current assets	—	11	590	—	601
Total current assets	86	7,917	6,200	(86)	14,117
Investments in subsidiaries	18,800	23,854	—	(42,654)	—
Property, plant and equipment, net	—	—	19,209	—	19,209
Due from consolidated affiliate	25	13,032	—	(13,057)	—
Note receivable from consolidated affiliate	10,394	575	—	(10,969)	—
Intangible assets
Goodwill	—	—	6,579	—	6,579
FCC licenses and other	—	—	40,585	—	40,585
Definite-lived intangible assets, net	—	—	3,320	—	3,320
Other assets	—	134	1,179	—	1,313
Total assets	$29,305	$45,512	$77,072	$(66,766)	$85,123

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$—	$3,281	$—	$3,281
Accrued expenses and other current liabilities	103	478	3,646	(86)	4,141
Current portion of long-term debt, financing and capital lease obligations	—	1,356	3,680	—	5,036
Total current liabilities	103	1,834	10,607	(86)	12,458
Long-term debt, financing and capital lease obligations	10,394	13,647	11,837	—	35,878
Note payable due to consolidated affiliate	—	10,394	575	(10,969)	—
Deferred tax liabilities	—	—	14,416	—	14,416
Other liabilities	—	837	2,726	—	3,563
Due to consolidated affiliate	—	—	13,057	(13,057)	—
Total liabilities	10,497	26,712	53,218	(24,112)	66,315
Commitments and contingencies
Total stockholders' equity	18,808	18,800	23,854	(42,654)	18,808
Total liabilities and stockholders' equity	$29,305	$45,512	$77,072	$(66,766)	$85,123

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

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

	Year Ended March 31, 2017
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service	$—	$—	$25,368	$—	$25,368
Equipment	—	—	7,979	—	7,979
	—	—	33,347	—	33,347
Net operating expenses:
Cost of services (exclusive of depreciation and amortization below)	—	—	7,861	—	7,861
Cost of products (exclusive of depreciation and amortization below)	—	—	7,077	—	7,077
Selling, general and administrative	—	—	7,994	—	7,994
Severance and exit costs	—	—	66	—	66
Depreciation	—	—	7,098	—	7,098
Amortization	—	—	1,052	—	1,052
Other, net	—	—	435	—	435
	—	—	31,583	—	31,583
Operating income	—	—	1,764	—	1,764
Other (expense) income:
Interest income	790	145	21	(896)	60
Interest expense	(790)	(1,675)	(926)	896	(2,495)
(Losses) earnings of subsidiaries	(1,206)	402	—	804	—
Other expense, net	—	(78)	(22)	—	(100)
	(1,206)	(1,206)	(927)	804	(2,535)
(Loss) income before income taxes	(1,206)	(1,206)	837	804	(771)
Income tax expense	—	—	(435)	—	(435)
Net (loss) income	(1,206)	(1,206)	402	804	(1,206)
Other comprehensive income (loss)	35	35	42	(77)	35
Comprehensive (loss) income	$(1,171)	$(1,171)	$444	$727	$(1,171)

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
Other (expense) income:
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
Other (expense) income:
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

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended March 31, 2017
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(1,629)	$5,996	$(199)	$4,168
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(1,950)	—	(1,950)
Capital expenditures - leased devices	—	—	(1,925)	—	(1,925)
Expenditures relating to FCC licenses	—	—	(83)	—	(83)
Proceeds from sales and maturities of short-term investments	—	4,566	55	—	4,621
Purchases of short-term investments	—	(10,010)	(55)	—	(10,065)
Change in amounts due from/due to consolidated affiliates	—	7,097	—	(7,097)	—
Proceeds from sales of assets and FCC licenses	—	—	219	—	219
Intercompany note advance to consolidated affiliate	—	(414)	—	414	—
Proceeds from intercompany note advance to consolidated affiliate	—	84	—	(84)	—
Other, net	—	—	(42)	—	(42)
Net cash provided by (used in) investing activities	—	1,323	(3,781)	(6,767)	(9,225)
Cash flows from financing activities:
Proceeds from debt and financings	—	4,000	6,966	—	10,966
Repayments of debt, financing and capital lease obligations	—	(3,250)	(2,167)	—	(5,417)
Debt financing costs	—	(187)	(171)	—	(358)
Intercompany dividends paid to consolidated affiliate	—	—	(199)	199	—
Change in amounts due from/due to consolidated affiliates	—	—	(7,097)	7,097	—
Intercompany note advance from parent	—	—	414	(414)	—
Repayments of intercompany note advance from parent	—	—	(84)	84	—
Other, net	—	50	45	—	95
Net cash provided by (used in) financing activities	—	613	(2,293)	6,966	5,286
Net increase (decrease) in cash and cash equivalents	—	307	(78)	—	229
Cash and cash equivalents, beginning of period	—	2,154	487	—	2,641
Cash and cash equivalents, end of period	$—	$2,461	$409	$—	$2,870

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended March 31, 2016
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(1,421)	$5,551	$(233)	$3,897
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(4,680)	—	(4,680)
Capital expenditures - leased devices	—	—	(2,292)	—	(2,292)
Expenditures relating to FCC licenses	—	—	(98)	—	(98)
Proceeds from sales and maturities of short-term investments	—	343	75	—	418
Purchases of short-term investments	—	(197)	(55)	—	(252)
Change in amounts due from/due to consolidated affiliates	1	(36)	—	35	—
Proceeds from sales of assets and FCC licenses	—	—	62	—	62
Proceeds from sale-leaseback transaction	—	—	1,136	—	1,136
Intercompany note advance to consolidated affiliate	—	(159)	—	159	—
Proceeds from intercompany note advance to consolidated affiliate	—	372	—	(372)	—
Other, net	—	—	(29)	—	(29)
Net cash provided by (used in) investing activities	1	323	(5,881)	(178)	(5,735)
Cash flows from financing activities:
Proceeds from debt and financings	—	250	1,105	—	1,355
Repayments of debt, financing and capital lease obligations	—	(500)	(399)	—	(899)
Debt financing costs	(1)	—	(10)	—	(11)
Intercompany dividends paid to consolidated affiliate	—	—	(233)	233	—
Change in amounts due from/due to consolidated affiliates	—	—	35	(35)	—
Intercompany note advance from parent	—	—	159	(159)	—
Repayments of intercompany note advance from parent	—	—	(372)	372	—
Other, net	—	10	14	—	24
Net cash (used in) provided by financing activities	(1)	(240)	299	411	469
Net decrease in cash and cash equivalents	—	(1,338)	(31)	—	(1,369)
Cash and cash equivalents, beginning of period	—	3,492	518	—	4,010
Cash and cash equivalents, end of period	$—	$2,154	$487	$—	$2,641

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended March 31, 2015
	Parent/Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(750)	$3,700	$(500)	$2,450
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(5,422)	—	(5,422)
Capital expenditures - leased devices	—	—	(582)	—	(582)
Expenditures relating to FCC licenses	—	—	(163)	—	(163)
Reimbursements relating to FCC licenses	—	—	95	—	95
Proceeds from sales and maturities of short-term investments	—	3,061	70	—	3,131
Purchases of short-term investments	—	(1,987)	(90)	—	(2,077)
Change in amounts due from/due to consolidated affiliates	—	(2,425)	—	2,425	—
Proceeds from sales of assets and FCC licenses	—	—	315	—	315
Intercompany note advance to consolidated affiliate	(1,481)	(343)	—	1,824	—
Other, net	—	—	(11)	—	(11)
Net cash (used in) provided by investing activities	(1,481)	(1,694)	(5,788)	4,249	(4,714)
Cash flows from financing activities:
Proceeds from debt and financings	1,500	300	130	—	1,930
Repayments of debt and capital lease obligations	—	—	(574)	—	(574)
Debt financing costs	(21)	(5)	(61)	—	(87)
Intercompany dividends paid to consolidated affiliate	—	—	(500)	500	—
Change in amounts due from/due to consolidated affiliates	2	—	2,423	(2,425)	—
Intercompany note advance from parent	—	1,481	343	(1,824)	—
Other, net	—	35	—	—	35
Net cash provided by (used in) financing activities	1,481	1,811	1,761	(3,749)	1,304
Net decrease in cash and cash equivalents	—	(633)	(327)	—	(960)
Cash and cash equivalents, beginning of period	—	4,125	845	—	4,970
Cash and cash equivalents, end of period	$—	$3,492	$518	$—	$4,010

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 18.	Subsequent Events
Cash Tender Offers for Certain Outstanding Debt
On May 9, 2017, the Company’s wholly-owned subsidiary, Sprint Communications, Inc. commenced tender offers to purchase for cash up to an aggregate principal amount of $1.0 billion of its 9.000% Guaranteed Notes due 2018 and its 8.375% Notes due 2017. The tender offer with respect to the Guaranteed Notes due 2018 is also subject to a maximum principal amount sublimit of $500 million. On May 23, 2017, the Company subsequently amended the terms of the tender offers to increase the aggregate principal amount of notes subject to the tender offers to $1.7 billion and increase the maximum principal amount sublimit applicable to the Guaranteed Notes due 2018 to $1.2 billion. The tender offers are intended to lower the Company’s current overall interest expense and decrease current debt levels and will be funded by available cash on hand. The tender offers will each expire on June 6, 2017, unless extended or earlier terminated by the Company in accordance with the terms of the offers.
As of May 23, 2017, the Company had accepted early tenders for approximately $1.2 billion principal amount of 9.000% Guaranteed Notes due 2018 and approximately $388 million principal amount of 8.375% Notes due 2017. As a result of the early tenders, approximately $1.6 billion aggregate principal amount of debt was retired, and the tender offer for 9.000% Guaranteed Notes due 2018 was concluded. The tender offer for 8.375% Notes due 2017 is still in effect until June 6, 2017, although it is now limited to approximately $112 million principal amount of such notes.