Form 10-Q
period 2017-06-30
SPRINT Corp
filed 2017-08-03
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-Q
—————————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
—————————————————————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
COMMON SHARES OUTSTANDING AT JULY 31, 2017:

Sprint Corporation Common Stock	3,996,883,400

SPRINT CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2017	2017
	(in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,478	$2,870
Short-term investments	4,349	5,444
Accounts and notes receivable, net of allowance for doubtful accounts and deferred interest of $358 and $354, respectively	4,089	4,138
Device and accessory inventory	979	1,064
Prepaid expenses and other current assets	601	601
Total current assets	12,496	14,117
Property, plant and equipment, net	18,866	19,209
Intangible assets
Goodwill	6,578	6,579
FCC licenses and other	41,074	40,585
Definite-lived intangible assets, net	3,075	3,320
Other assets	1,235	1,313
Total assets	$83,324	$85,123
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,616	$3,281
Accrued expenses and other current liabilities	3,830	4,141
Current portion of long-term debt, financing and capital lease obligations	5,125	5,036
Total current liabilities	11,571	12,458
Long-term debt, financing and capital lease obligations	34,459	35,878
Deferred tax liabilities	14,701	14,416
Other liabilities	3,578	3,563
Total liabilities	64,309	66,315
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.01 per share, 9.0 billion authorized, 3.996 billion and 3.989 billion issued, respectively	40	40
Paid-in capital	27,761	27,756
Accumulated deficit	(8,378)	(8,584)
Accumulated other comprehensive loss	(408)	(404)
Total stockholders' equity	19,015	18,808
Total liabilities and stockholders' equity	$83,324	$85,123
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	June 30,
	2017	2016
	(in millions, except per share amounts)
Net operating revenues:
Service	$6,071	$6,516
Equipment	2,086	1,496
	8,157	8,012
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	1,709	2,099
Cost of products (exclusive of depreciation and amortization included below)	1,545	1,419
Selling, general and administrative	1,938	1,917
Severance and exit costs	—	16
Depreciation	1,831	1,680
Amortization	223	287
Other, net	(252)	233
	6,994	7,651
Operating income	1,163	361
Other (expense) income:
Interest expense	(613)	(615)
Other (expense) income, net	(52)	8
	(665)	(607)
Income (loss) before income taxes	498	(246)
Income tax expense	(292)	(56)
Net income (loss)	$206	$(302)

Basic net income (loss) per common share	$0.05	$(0.08)
Diluted net income (loss) per common share	$0.05	$(0.08)
Basic weighted average common shares outstanding	3,993	3,975
Diluted weighted average common shares outstanding	4,076	3,975

Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on securities and other	$5	$(2)
Net unrealized holding losses on derivatives	(9)	—
Net unrecognized net periodic pension and other postretirement benefits	—	1
Other comprehensive loss	(4)	(1)
Comprehensive income (loss)	$202	$(303)
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,
	2017	2016
	(in millions)
Cash flows from operating activities:
Net income (loss)	$206	$(302)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,054	1,967
Provision for losses on accounts receivable	102	93
Share-based and long-term incentive compensation expense	41	15
Deferred income tax expense	282	46
Gains from asset dispositions and exchanges	(479)	—
Call premiums paid on debt redemptions	(129)	—
Loss on early extinguishment of debt	66	—
Amortization of long-term debt premiums, net	(51)	(80)
Loss on disposal of property, plant and equipment	293	120
Contract terminations	(5)	96
Other changes in assets and liabilities:
Accounts and notes receivable	(53)	(106)
Deferred purchase price from sale of receivables	—	(117)
Inventories and other current assets	(711)	(98)
Accounts payable and other current liabilities	(474)	(1,016)
Non-current assets and liabilities, net	73	(159)
Other, net	65	83
Net cash provided by operating activities	1,280	542
Cash flows from investing activities:
Capital expenditures - network and other	(1,121)	(473)
Capital expenditures - leased devices	(497)	(405)
Expenditures relating to FCC licenses	(13)	(15)
Proceeds from sales and maturities of short-term investments	2,594	—
Purchases of short-term investments	(1,499)	(1,304)
Proceeds from sales of assets and FCC licenses	101	27
Other, net	(3)	(25)
Net cash used in investing activities	(438)	(2,195)
Cash flows from financing activities:
Proceeds from debt and financings	902	3,255
Repayments of debt, financing and capital lease obligations	(2,121)	(294)
Debt financing costs	—	(175)
Other, net	(15)	6
Net cash (used in) provided by financing activities	(1,234)	2,792
Net (decrease) increase in cash and cash equivalents	(392)	1,139
Cash and cash equivalents, beginning of period	2,870	2,641
Cash and cash equivalents, end of period	$2,478	$3,780
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in millions)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, March 31, 2017	3,989	$40	$27,756	$(8,584)	$(404)	$18,808
Net income				206		206
Other comprehensive loss, net of tax					(4)	(4)
Issuance of common stock, net	7		9			9
Share-based compensation expense			40			40
Capital contribution by SoftBank			2			2
Other, net			(46)			(46)
Balance, June 30, 2017	3,996	$40	$27,761	$(8,378)	$(408)	$19,015

See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. All normal recurring adjustments considered necessary for a fair presentation have been included. Certain disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended March 31, 2017. Unless the context otherwise requires, references to "Sprint," "we," "us," "our" and the "Company" mean Sprint Corporation and its consolidated subsidiaries for all periods presented, and references to "Sprint Communications" are to Sprint Communications, Inc. and its consolidated subsidiaries.
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
Two adoption methods are available for implementation of the standard update related to the recognition of revenue from contracts with customers. Under the full retrospective method, the guidance is applied retrospectively to contracts for each reporting period presented, subject to allowable practical expedients. Under the modified retrospective method, the guidance is applied only to the most current period presented, recognizing the cumulative effect of the change as an adjustment to the beginning balance of retained earnings, and also requires additional disclosures comparing the results to the previous guidance. We currently anticipate adopting the standard using the modified retrospective method.
The ultimate impact on revenue resulting from the application of the new standard will be subject to assessments that are dependent on many variables, including, but not limited to, the terms and mix of the contractual arrangements we have with customers. Upon adoption, we expect that the allocation of revenue between equipment and service for our wireless fixed-term service plans will result in more revenue allocated to equipment and recognized earlier as compared with current GAAP. We expect the timing of recognition of our sales commission expenses will also be impacted, as a substantial portion of these costs (which are currently expensed) will be capitalized and amortized consistent with the transfer of the related good or service. Consequently, we expect this guidance to have a material impact on our consolidated financial statements.
In July 2015, the FASB issued authoritative guidance regarding Inventory, which simplifies the subsequent measurement of certain inventories by replacing today’s lower of cost or market test with a lower of cost and net realizable value test. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard is effective for the Company’s fiscal year beginning April 1, 2017, including interim periods within this fiscal year and the adoption of this guidance did not have a material impact on our consolidated financial statements.
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
In February 2016, the FASB issued authoritative guidance regarding Leases. The new standard will supersede much of the existing authoritative literature for leases. This guidance requires lessees, among other things, to recognize right-of-use assets and liabilities on their balance sheet for all leases with lease terms longer than twelve months. The standard will be effective for the Company for its fiscal year beginning April 1, 2019, including interim periods within that fiscal year, with early application permitted. Entities are required to use modified retrospective application for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements with the option to elect certain transition reliefs. The Company is currently evaluating the guidance and assessing its overall impact. However, we expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
Certain subscribers have the option to pay for their devices in installments generally up to a 24-month period. Short-term installment receivables are recorded in "Accounts and notes receivable, net" and long-term installment receivables are recorded in "Other assets" in the consolidated balance sheets. From October 2015 to February 2017, installment receivables sold to unaffiliated third parties (the Purchasers) were treated as a sale of financial assets and we derecognized these receivables, as well as the related allowances. As a result of our Accounts Receivable Facility (Receivables Facility) being amended in February 2017, all proceeds received from the Purchasers in exchange for our installment receivables are now recorded as borrowings (see Note 8. Long-Term Debt, Financing and Capital Lease Obligations).
The following table summarizes the installment receivables:

	June 30, 2017	March 31, 2017
	(in millions)
Installment receivables, gross	$2,302	$2,270
Deferred interest	(199)	(207)
Installment receivables, net of deferred interest	2,103	2,063
Allowance for credit losses	(311)	(299)
Installment receivables, net	$1,792	$1,764

Classified on the consolidated balance sheets as:
Accounts and notes receivable, net	$1,303	$1,195
Other assets	489	569
Installment receivables, net	$1,792	$1,764
The balance and aging of installment receivables on a gross basis by credit category were as follows:

	June 30, 2017			March 31, 2017
	Prime	Subprime	Total	Prime	Subprime	Total
	(in millions)			(in millions)
Unbilled	$1,536	$600	$2,136	$1,501	$619	$2,120
Billed - current	83	38	121	74	36	110
Billed - past due	22	23	45	20	20	40
Installment receivables, gross	$1,641	$661	$2,302	$1,595	$675	$2,270
Activity in the deferred interest and allowance for credit losses for the installment receivables was as follows:

	Three Months Ended	Twelve Months Ended
	June 30, 2017	March 31, 2017
	(in millions)
Deferred interest and allowance for credit losses, beginning of period	$506	$—
Bad debt expense	67	61
Write-offs, net of recoveries	(55)	(28)
Change in deferred interest on short-term and long-term installment receivables	(8)	8
Recognition of deferred interest and allowance for credit losses	—	465
Deferred interest and allowance for credit losses, end of period	$510	$506

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Financial Instruments
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
The carrying amount of cash equivalents, accounts and notes receivable, and accounts payable approximates fair value. Short-term investments are recorded at amortized cost and the respective carrying amounts approximate fair value primarily using quoted prices in active markets. Short-term investments totaled $4.3 billion and $5.4 billion and consisted of approximately $2.8 billion and $3.0 billion of time deposits and $1.5 billion and $2.4 billion of commercial paper as of June 30, 2017 and March 31, 2017, respectively. The fair value of marketable equity securities totaling $47 million and $46 million as of June 30, 2017 and March 31, 2017, respectively, are measured on a recurring basis using quoted prices in active markets.
Except for our financing transaction for the Handset Sale-Leaseback (Tranche 2) with Mobile Leasing Solutions, LLC (MLS) (see Note 8. Long-Term Debt, Financing and Capital Lease Obligations), current and long-term debt and our other financings are carried at amortized cost. The Company elected to measure the financing obligation with MLS at fair value as a means to better reflect the economic substance of the arrangement. The Tranche 2 financing obligation, which amounted to $227 million as of June 30, 2017 and is reported in "Current portion of long-term debt, financing and capital lease obligations" in our consolidated balance sheets, is the only eligible financial instrument for which we have elected the fair value option.
The fair value of the financing obligation, which was determined at the outset of the arrangement using a discounted cash flow model, was derived by unobservable inputs such as customer churn rates, customer upgrade probabilities, and the likelihood that Sprint will elect the exchange option versus the termination option upon a customer upgrade. Any gains or losses resulting from changes in the fair value of the financing obligation are included in “Other (expense) income, net” in the consolidated statements of comprehensive income (loss). During the three-month period ended June 30, 2017, there was no material change in the fair value of the financing obligation. During the three-month period ended June 30, 2017, we made principal repayments totaling $158 million to MLS. In addition to the financing obligation with MLS, the remaining debt for which estimated fair value is determined based on unobservable inputs primarily represents borrowings under our network equipment sale-leaseback and sales of receivables under our Receivables Facility (see Note 8. Long-Term Debt, Financing and Capital Lease Obligations). The carrying amounts associated with these borrowings approximate fair value.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents carrying amounts and estimated fair values of current and long-term debt and financing obligations:

	Carrying amount at June 30, 2017	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt and financing obligations	$39,356	$33,700	$3,056	$5,842	$42,598

	Carrying amount at March 31, 2017	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt and financing obligations	$40,581	$33,196	$4,352	$5,468	$43,016

Note 5.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment and other long-lived assets used to provide service to our subscribers. Non-cash accruals included in property, plant and equipment (excluding leased devices) totaled $387 million and $309 million as of June 30, 2017 and 2016, respectively.
The following table presents the components of property, plant and equipment and the related accumulated depreciation:

	June 30, 2017	March 31, 2017
	(in millions)
Land	$259	$260
Network equipment, site costs and related software	21,689	21,693
Buildings and improvements	819	818
Non-network internal use software, office equipment, leased devices and other	9,146	8,625
Construction in progress	2,286	2,316
Less: accumulated depreciation	(15,333)	(14,503)
Property, plant and equipment, net	$18,866	$19,209
In September 2014, Sprint introduced a leasing program, whereby qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to turn in the device, continue leasing the device, or purchase the device. As of June 30, 2017, substantially all of our device leases were classified as operating leases. At lease inception, the devices leased through Sprint's direct channels are reclassified from inventory to property, plant and equipment. For those devices leased through indirect channels, Sprint purchases the device to be leased from the retailer at lease inception and reports these purchases as cash outflows for "Capital expenditures - leased devices" in the consolidated statements of cash flows. The devices are then depreciated using the straight-line method to their estimated residual value generally over the term of the lease.
The following table presents leased devices and the related accumulated depreciation:

	June 30, 2017	March 31, 2017
	(in millions)
Leased devices	$7,699	$7,276
Less: accumulated depreciation	(3,363)	(3,114)
Leased devices, net	$4,336	$4,162
During the three-month periods ended June 30, 2017 and 2016, there were non-cash transfers to leased devices of approximately $849 million and $541 million, respectively, along with a corresponding decrease in "Device and accessory

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

inventory" for devices leased through our direct channel. Non-cash accruals included in leased devices totaled $210 million and $142 million as of June 30, 2017 and 2016, respectively, for devices purchased from indirect dealers that were leased to our subscribers. Depreciation expense incurred on all leased devices for the three-month periods ended June 30, 2017 and 2016 was $854 million and $644 million, respectively.
During the three-month period ended June 30, 2017, we recorded $287 million of loss on disposal of property, plant and equipment, net of recoveries, which is included in "Other, net" in our consolidated statements of comprehensive income (loss). Net losses totaling $175 million were primarily related to $181 million of cell site construction costs that are no longer recoverable as a result of changes in our network plans during the quarter ended June 30, 2017, slightly offset by a $6 million gain. In addition, during the three-month periods ended June 30, 2017 and 2016, we recorded $112 million and $120 million, respectively, of losses that resulted from the write-off of leased devices associated with lease cancellations prior to the scheduled customer lease terms where customers did not return the devices to us. If customers continue to not return devices, we will have such losses in future periods.

Note 6.	Intangible Assets
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist of FCC licenses, which were acquired primarily through FCC auctions and business combinations, certain of our trademarks, and goodwill. At June 30, 2017, we held 800 MHz, 1.9 GHz and 2.5 GHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. Accordingly, we have concluded that FCC licenses are indefinite-lived intangible assets. Our Sprint and Boost Mobile trademarks have also been identified as indefinite-lived intangible assets. Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations.
The following provides the activity of indefinite-lived intangible assets within the consolidated balance sheets:

	March 31, 2017	Net Additions (Reductions)		June 30, 2017
	(in millions)
FCC licenses	$36,550	$489	(1)	$37,039
Trademarks	4,035	—		4,035
Goodwill	6,579	(1)		6,578
	$47,164	$488		$47,652
_________________

(1)	Net additions within FCC licenses include a $479 million increase from spectrum license exchanges described below during the three-month period ended June 30, 2017.
Spectrum License Exchanges
In the first quarter of fiscal year 2017, we exchanged certain spectrum licenses with other carriers in non-cash transactions. As a result, we recorded a non-cash gain of $479 million, which represented the difference between the fair value and the net book value of the spectrum transferred to the other carriers. The gain was recorded in "Other, net" in the consolidated statements of comprehensive income (loss) for the three-month period ended June 30, 2017.
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
Intangible Assets Subject to Amortization
Customer relationships are amortized using the sum-of-the-months' digits method, while all other definite-lived intangible assets are amortized using the straight-line method over the estimated useful lives of the respective assets. We reduce the gross carrying value and associated accumulated amortization when specified intangible assets become fully amortized. Amortization expense related to favorable spectrum and tower leases is recognized in "Cost of services" in our consolidated statements of comprehensive income (loss).

		June 30, 2017			March 31, 2017
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)
Customer relationships	4 to 8 years	$6,923	$(5,266)	$1,657	$6,923	$(5,053)	$1,870
Other intangible assets:
Favorable spectrum leases	23 years	868	(147)	721	869	(138)	731
Favorable tower leases	7 years	589	(405)	184	589	(386)	203
Trademarks	34 years	520	(62)	458	520	(58)	462
Other	10 years	94	(39)	55	91	(37)	54
Total other intangible assets		2,071	(653)	1,418	2,069	(619)	1,450
Total definite-lived intangible assets		$8,994	$(5,919)	$3,075	$8,992	$(5,672)	$3,320

Note 7.	Accounts Payable
Accounts payable at June 30, 2017 and March 31, 2017 include liabilities in the amounts of $63 million and $69 million, respectively, for payments issued in excess of associated bank balances but not yet presented for collection.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates			Maturities			June 30, 2017	March 31, 2017
							(in millions)
Notes
Senior notes
Sprint Corporation	7.13	-	7.88%	2021	-	2025	$10,500	$10,500
Sprint Communications, Inc.	6.00	-	11.50%	2017	-	2022	5,692	6,080
Sprint Capital Corporation	6.88	-	8.75%	2019	-	2032	6,204	6,204
Senior secured notes
Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC	3.36%			2021			3,500	3,500
Sprint Communications, Inc.	9.25%			2022			200	200
Guaranteed notes
Sprint Communications, Inc.	7.00	-	9.00%	2018	-	2020	2,800	4,000
Exchangeable notes
Clearwire Communications LLC (1)	8.25%			2017			629	629
Credit facilities
Secured revolving bank credit facility	3.75%			2021			—	—
Secured term loan	3.75%			2024			3,990	4,000
Export Development Canada (EDC)	3.73%			2019			300	300
Secured equipment credit facilities	2.68	-	3.38%	2020	-	2021	430	431
Accounts receivable facility	2.12	-	2.62%	2018			2,604	1,964
Financing obligations, capital lease and other obligations	2.35	-	10.63%	2017	-	2024	2,731	3,016
Net premiums and debt financing costs							4	90
							39,584	40,914
Less current portion							(5,125)	(5,036)
Long-term debt, financing and capital lease obligations							$34,459	$35,878
_________________

(1)
Notes of Clearwire Communications LLC are guaranteed by certain Clearwire subsidiaries. They have both a par call and put on December 1, 2017 resulting in the balance being classified as a current debt obligation.

As of June 30, 2017, Sprint Corporation, the parent corporation, had $10.5 billion in aggregate principal amount of senior notes outstanding. In addition, as of June 30, 2017, the outstanding principal amount of the senior notes issued by Sprint Communications and Sprint Capital Corporation, the senior secured notes issued by Sprint Communications, the guaranteed notes issued by Sprint Communications, the exchangeable notes issued by Clearwire Communications LLC, Sprint Communications' secured term loan and secured revolving bank credit facility, the EDC agreement, the secured equipment credit facilities, the Receivables Facility, the Handset Sale-Leaseback Tranche 2 (subject to a cap of 20% of the aggregate cash purchase price), and certain other obligations collectively totaled $23.3 billion in principal amount of our long-term debt. Sprint Corporation fully and unconditionally guaranteed such indebtedness, which was issued by 100% owned subsidiaries. Although certain financing agreements restrict the ability of Sprint Communications and its subsidiaries to distribute cash to Sprint Corporation, the ability of the subsidiaries to distribute cash to their respective parents, including to Sprint Communications, is generally not restricted.
Cash interest payments, net of amounts capitalized of $15 million and $10 million, totaled $660 million and $626 million during the three-month periods ended June 30, 2017 and 2016, respectively.
Notes
As of June 30, 2017, our outstanding notes consisted of senior notes, guaranteed notes, and exchangeable notes, all of which are unsecured, as well as senior secured notes associated with our spectrum financing transaction and secured senior notes issued by Sprint Communications. Cash interest on all of the notes is generally payable semi-annually in arrears

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

with the exception of the spectrum financing senior secured notes, which is payable quarterly. As of June 30, 2017, $28.7 billion aggregate principal amount of the notes was redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.
As of June 30, 2017, $22.5 billion aggregate principal amount of our senior notes and guaranteed notes provided holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in the applicable indentures and supplemental indentures) occurs.
On December 1, 2017, the Exchangeable Notes can be tendered at the holder’s option and called at our option, in each case for 100% of the par value plus accrued interest resulting in the entire balance being classified as a current debt obligation.
During the three-month period ended June 30, 2017, pursuant to a cash tender offer, Sprint Communications retired $388 million principal amount of its outstanding 8.375% Notes due 2017 and $1.2 billion principal amount of its outstanding 9.000% Guaranteed Notes due 2018. We incurred costs of $130 million, which consisted of call redemption premiums and tender expenses, and removed unamortized premiums of $64 million associated with these retirements resulting in a loss on early extinguishment of debt of $66 million, which is included in "Other (expense) income, net" in our consolidated statements of comprehensive income (loss).
Spectrum Financing
In October 2016, Sprint transferred certain directly held and third-party leased spectrum licenses (collectively, "Spectrum Portfolio") to wholly-owned bankruptcy-remote special purpose entities (collectively, "Spectrum Financing SPEs"). The Spectrum Portfolio, which represented approximately 14% of Sprint's total spectrum holdings on a MHz-pops basis, was used as collateral to raise an initial $3.5 billion in senior secured notes bearing interest at 3.36% per annum under a $7.0 billion program that permits Sprint to raise up to an additional $3.5 billion in senior secured notes, subject to certain conditions. The senior secured notes are repayable over a five-year term, with interest-only payments over the first four quarters and amortizing quarterly principal payments thereafter commencing December 2017 through September 2021. As of June 30, 2017, approximately $656 million of the total principal outstanding was classified as "Current portion of long-term debt, financing and capital lease obligations" in the consolidated balance sheets.
Sprint Communications simultaneously entered into a long-term lease with the Spectrum Financing SPEs for the ongoing use of the Spectrum Portfolio. Sprint Communications is required to make monthly lease payments to the Spectrum Financing SPEs at a market rate. The lease payments, which are guaranteed by certain subsidiaries of Sprint Communications, are sufficient to service the senior secured notes and the lease also constitutes collateral for the senior secured notes. As the Spectrum Financing SPEs are wholly-owned Sprint subsidiaries, these entities are consolidated and all intercompany activity has been eliminated.
Each Spectrum Financing SPE is a separate legal entity with its own separate creditors who will be entitled, prior to and upon the liquidation of the Spectrum Financing SPE, to be satisfied out of the Spectrum Financing SPE's assets prior to any assets of the Spectrum Financing SPE becoming available to Sprint. Accordingly, the assets of the Spectrum Financing SPE are not available to satisfy the debts and other obligations owed to other creditors of Sprint until the obligations of the Spectrum Financing SPEs under the spectrum-backed senior secured notes are paid in full.
Credit Facilities
Secured Term Loan and Revolving Bank Credit Facility
On February 3, 2017, we entered into a new credit agreement for $6.0 billion, consisting of a $4.0 billion, seven-year secured term loan that matures in February 2024 and a $2.0 billion secured revolving bank credit facility that expires in February 2021. As of June 30, 2017, approximately $192 million in letters of credit were outstanding under the secured revolving bank credit facility, including the letter of credit required by the Report and Order (see Note 11. Commitments and Contingencies). As a result of the outstanding letters of credit, which directly reduce the availability of borrowings, the Company had approximately $1.8 billion of borrowing capacity available under the secured revolving bank credit facility as of June 30, 2017. The bank credit facility requires a ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the bank credit facility (adjusted EBITDA), not to exceed 6.0 to 1.0 through the quarter ending December 31, 2017. After December 31, 2017, the Leverage Ratio declines on a scheduled basis until the ratio becomes fixed at 3.5 to 1.0 for the fiscal quarter ended

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and each fiscal quarter ending thereafter through expiration of the facility. The term loan has an interest rate equal to LIBOR plus 250 basis points and the secured revolving bank credit facility has an interest rate equal to LIBOR plus a spread that varies depending on the Leverage Ratio.
In consideration of the seven-year secured term loan, we entered into a five-year fixed-for-floating interest rate swap on a $2.0 billion notional amount that has been designated as a cash flow hedge. The effective portion of changes in fair value are recorded in "Other comprehensive income (loss)" in the consolidated statements of comprehensive income (loss) and the ineffective portion, if any, is recorded in current period earnings in the consolidated statements of comprehensive income (loss) as interest expense. The fair value of the interest rate swap was approximately $10 million as of June 30, 2017, which was recorded as a liability in the consolidated balance sheets.
EDC Agreement
As of June 30, 2017, the EDC agreement provided for security and covenant terms similar to our secured term loan and revolving bank credit facility. However, under the terms of the EDC agreement, repayments of outstanding amounts cannot be redrawn. As of June 30, 2017, the total principal amount of our borrowings under the EDC facility was $300 million.
Secured Equipment Credit Facilities
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provides for the ability to borrow up to $800 million to finance network equipment-related purchases from Nokia Solutions and Networks US LLC, USA. The facility has one tranche remaining and available for borrowing through October 2017. Such borrowings are contingent upon the amount and timing of network-related purchases made by Sprint. During the three-month period ended June 30, 2017, we drew $92 million and made principal repayments totaling $57 million on the facility, resulting in a total principal amount of $175 million outstanding as of June 30, 2017.
K-sure
The K-sure secured equipment credit facility provides for the ability to borrow up to $750 million to finance network equipment-related purchases from Samsung Telecommunications America, LLC. The facility can be divided in up to three consecutive tranches of varying size with borrowings available until May 2018, contingent upon the amount of network-related purchases made by Sprint. During the three-month period ended June 30, 2017, we made principal repayments totaling $33 million on the facility, resulting in a total principal amount of $226 million outstanding as of June 30, 2017.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provided for the ability to borrow up to $250 million to finance network equipment-related purchases from Alcatel-Lucent USA Inc. During the three-month period ended June 30, 2017, we made principal repayments totaling $3 million on the facility, resulting in a total principal amount of $29 million outstanding as of June 30, 2017. At the end of the quarter, our ability to borrow the remaining, undrawn portion of the facility had expired.
Borrowings under the Finnvera, K-sure and D/D secured equipment credit facilities are each secured by liens on the respective network equipment purchased pursuant to each facility's credit agreement. In addition, repayments of outstanding amounts borrowed under the secured equipment credit facilities cannot be redrawn. Each of these facilities is fully and unconditionally guaranteed by both Sprint Communications and Sprint Corporation. The secured equipment credit facilities have certain key covenants similar to those in our secured term loan and revolving bank credit facility.
Accounts Receivable Facility
Transaction Overview
Our Receivables Facility provides us the opportunity to sell certain wireless service receivables, installment receivables, and future amounts due from customers who lease certain devices from us to the Purchasers. The maximum funding limit under the Receivables Facility is $4.3 billion. While we have the right to decide how much cash to receive from each sale, the maximum amount of cash available to us varies based on a number of factors and currently represents approximately 50% of the total amount of the eligible receivables sold to the Purchasers. As of June 30, 2017, the total

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

amount of borrowings under our Receivables Facility was $2.6 billion and the total amount available to be drawn was $110 million. The Receivables Facility was amended in November 2016 to, among other things, reallocate the Purchasers' commitments between wireless service, installment and future lease receivables to 33%, 39% and 28%, respectively. The amendment was in response to changing trends in the financing methods selected by customers. In February 2017, the Receivables Facility was amended to extend the maturity date to November 2018. Additionally, Sprint gained effective control over the receivables transferred to the Purchasers by obtaining the right, under certain circumstances, to repurchase them. Subsequent to the February 2017 amendment, all proceeds received from the Purchasers in exchange for the transfer of our wireless service and installment receivables are recorded as borrowings and all cash inflows and outflows under the Receivables Facility are reported as financing activities in the consolidated statements of cash flows. During the three-month period ended June 30, 2017, we drew $765 million and repaid $125 million to the Purchasers.
Prior to the February 2017 amendment, wireless service and installment receivables sold to the Purchasers were treated as a sale of financial assets and we derecognized these receivables, as well as the related allowances, and recognized the net proceeds received in cash provided by operating activities in the consolidated statements of cash flows. The total proceeds from the sale of these receivables were comprised of a combination of cash and a deferred purchase price (DPP). The DPP was realized by us upon either the ultimate collection of the underlying receivables sold to the Purchasers or upon Sprint's election to receive additional advances in cash from the Purchasers subject to the total availability under the Receivables Facility. The fees associated with these sales were recognized in "Selling, general and administrative" in the consolidated statements of comprehensive income (loss) through the date of the February 2017 amendment. Subsequent to the February 2017 amendment, the sale of wireless service and installment receivables are reported as financings, which is consistent with our historical treatment for the sale of future lease receivables, and the associated fees are recognized as "Interest expense" in the consolidated statements of comprehensive income (loss).
During the three-month period ended June 30, 2016, we remitted $185 million of funds to the Purchasers because the amount of cash proceeds received by us under the facility exceeded the maximum funding limit, which increased the total amount of the DPP due to Sprint. We also elected to receive $40 million of cash, which decreased the total amount of the DPP due to Sprint. In addition, during the three-month period ended June 30, 2016, cash collections on previously sold receivables exceeded sales of new receivables such that the DPP decreased by $28 million.
Transaction Structure
Sprint contributes certain wireless service, installment and future lease receivables, as well as the associated leased devices to Sprint's wholly-owned consolidated bankruptcy-remote SPEs. At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, installment and future lease receivables to Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life. As of June 30, 2017, wireless service and installment receivables contributed to the SPEs and included in "Accounts and notes receivable, net" in the consolidated balance sheets were $3.0 billion and the long-term portion of installment receivables included in "Other assets" in the consolidated balance sheets was $489 million. As of June 30, 2017, the net book value of devices contributed to the SPEs was approximately $3.2 billion.
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
Variable Interest Entity
Sprint determined that certain of the Purchasers, which are multi-seller asset-backed commercial paper conduits (Conduits) are considered variable interest entities because they lack sufficient equity to finance their activities. Sprint's

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

interest in the receivables purchased by the Conduits is not considered a variable interest because Sprint's interest is in assets that represent less than 50% of the total activity of the Conduits.
Financing Obligations
Network Equipment Sale-Leaseback
In April 2016, Sprint sold and leased back certain network equipment to unrelated bankruptcy-remote special purpose entities (collectively, "Network LeaseCo"). The network equipment acquired by Network LeaseCo, which we consolidate, was used as collateral to raise approximately $2.2 billion in borrowings from external investors, including SoftBank Group Corp. (SoftBank). Principal and interest payments on the borrowings from the external investors will be repaid in staggered, unequal payments through January 2018. During the three-month period ended June 30, 2017, we made principal repayments totaling $117 million, resulting in a total principal amount of $1.8 billion outstanding as of June 30, 2017.
Network LeaseCo is a variable interest entity for which Sprint is the primary beneficiary. As a result, Sprint is required to consolidate Network LeaseCo and our consolidated financial statements include Network LeaseCo's debt and the related financing cash inflows. The network assets included in the transaction, which had a net book value of approximately $3.0 billion and consisted primarily of equipment located at cell towers, remain on Sprint's consolidated financial statements and continue to be depreciated over their respective estimated useful lives. As of June 30, 2017, these network assets had a net book value of approximately $2.2 billion.
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
Handset Sale-Leasebacks
Transaction Structure
Sprint sold certain iPhone® devices being leased by our customers to MLS, a company formed by a group of equity investors, including SoftBank, and then subsequently leased the devices back. Under the agreements, Sprint generally maintains the customer leases, continues to collect and record lease revenue from the customer and remits monthly rental payments to MLS during the leaseback periods.
Under the agreements, Sprint contributed the devices and the associated customer leases to wholly-owned consolidated bankruptcy-remote special purpose entities of Sprint (SPE Lessees). The SPE Lessees then sold the devices and transferred certain specified customer lease-end rights and obligations, such as the right to receive the proceeds from customers who elect to purchase the device at the end of the customer lease term, to MLS in exchange for a combination of cash and DPP. Settlement for the DPP occurs after repayment of MLS's senior loan obligations, senior subordinated loan obligations, and a return to MLS's equity holders and can be reduced to the extent that MLS experiences a loss on the device (either not returned or sold at an amount less than the expected residual value of the device), but only to the extent of the device's DPP balance. In the event that MLS sells the devices returned from our customers at a price greater than the expected device residual value, Sprint has the potential to share some of the excess proceeds.
The SPE Lessees retain all rights to the underlying customer leases, such as the right to receive the rental payments during the device leaseback period, other than the aforementioned certain specified customer lease-end rights. Each SPE Lessee is a separate legal entity with its own separate creditors who will be entitled, prior to and upon the liquidation of the SPE Lessee, to be satisfied out of the SPE Lessee’s assets prior to any assets in the SPE Lessee becoming available to Sprint. Accordingly, the assets of the SPE Lessee are not available to pay creditors of Sprint or any of its affiliates. The SPE Lessees are obligated to pay the full monthly rental payments under each device lease to MLS regardless of whether our customers make lease payments on the devices leased to them or whether the customer lease is canceled. Sprint has guaranteed to MLS (subject to a cap of 20% of the aggregate cash purchase price) the performance of the agreements and undertakings of the SPE Lessees under the transaction documents.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Handset Sale-Leasebacks Tranche 2 (Tranche 2)
In May 2016, Sprint entered into Tranche 2. We transferred devices with a net book value of approximately $1.3 billion to MLS in exchange for cash proceeds totaling $1.1 billion and a DPP of $186 million. The proceeds were accounted for as a financing. Accordingly, the devices remain in "Property, plant and equipment, net" in the consolidated balance sheets and we continue to depreciate the assets to their estimated residual values over the respective customer lease terms. At June 30, 2017, the net book value of devices transferred to MLS was approximately $470 million.
During the three-month period ended June 30, 2017, we made principal repayments totaling $158 million to MLS, resulting in a total principal amount of $227 million outstanding as of June 30, 2017.
The proceeds received are reflected as cash provided by financing activities in the consolidated statements of cash flows and payments made to MLS will be reflected as principal repayments and interest expense. We have elected to account for the financing obligation at fair value. Accordingly, changes in the fair value of the financing obligation are recognized in "Other (expense) income, net" in the consolidated statements of comprehensive income (loss) over the course of the arrangement.
Tranche 2 primarily includes devices from our iPhone Forever Program. The iPhone Forever Program provides our leasing customers the ability to upgrade their devices and to enter into a new lease agreement, subject to certain conditions, upon Apple's release of a next generation device. Upon a customer exercising their iPhone Forever upgrade right, Sprint has the option to terminate the existing leaseback by immediately remitting all unpaid device leaseback payments and returning the device to MLS. Alternatively, Sprint has the option to transfer the title in the new device to MLS in exchange for the title in the original device (Exchange Option). If Sprint elects the Exchange Option, we are required to continue to pay existing device leaseback rental payments related to the original device, among other requirements.
Handset Sale-Leasebacks Tranche 1 (Tranche 1)
In December 2015, Sprint entered into Tranche 1. We recorded the sale, removed the devices from our balance sheet, and classified the leasebacks as operating leases. The cash proceeds received in the transaction were reflected as cash provided by investing activities in the consolidated statements of cash flows and payments made to MLS under the leaseback were reflected as "Cost of products" in the consolidated statements of comprehensive income (loss). Rent expense related to MLS totaled $197 million during the three-month period ended June 30, 2016 and is reflected in cash flows from operations. In December 2016, Sprint terminated Tranche 1 by repurchasing the devices and related customer lease-end rights and obligations from MLS. Additionally, the leaseback was canceled and there are no further rental payments owed to MLS related to Tranche 1.
Tower Financing
We have approximately 3,000 cell sites that we sold and subsequently leased back during 2008. Terms extend through 2021, with renewal options for an additional 20 years. These cell sites continue to be reported as part of our "Property, plant and equipment, net" in our consolidated balance sheets due to our continued involvement with the property sold and the transaction is accounted for as a financing. The financing obligation as of June 30, 2017 is $181 million.
Capital Lease and Other Obligations
In May 2016, Sprint closed on a transaction with Shentel to acquire one of our wholesale partners, NTELOS Holdings Corporation (nTelos). The total consideration for this transaction included $181 million, on a net present value basis, of notes payable to Shentel. Sprint will satisfy its obligations under the notes payable over an expected term of five to six years, of which the remaining obligation is $158 million as of June 30, 2017. The remainder of our capital lease and other obligations of $324 million as of June 30, 2017 are primarily for the use of wireless network equipment.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2017, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in the maturities being accelerated.
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
The following provides the activity in the severance and exit costs liability included in "Accounts payable," "Accrued expenses and other current liabilities" and "Other liabilities" within the consolidated balance sheets:

	March 31, 2017	Net (Benefit) Expense		Cash Payments and Other	June 30, 2017
	(in millions)
Lease exit costs	$249	$(9)	(1)	$(29)	$211
Severance costs	12	5	(2)	(7)	10
Access exit costs	40	4	(3)	(7)	37
	$301	$—		$(43)	$258
 _________________

(1)	For the three-month period ended June 30, 2017, we recognized a benefit of $9 million (Wireless only).

(2)	For the three-month period ended June 30, 2017, we recognized costs of $5 million ($3 million Wireless, $2 million Wireline).

(3)	For the three-month period ended June 30, 2017, we recognized costs of $4 million ($1 million Wireless, $3 million Wireline).
We continually refine our network strategy and evaluate other potential network initiatives to improve the overall performance of our network. Additionally, major cost cutting initiatives are expected to continue to reduce operating expenses and improve our operating cash flows. As a result of these ongoing activities, we may incur future material charges associated with lease and access exit costs, severance, asset impairments, and accelerated depreciation, among others.

Note 10.	Income Taxes
The differences that caused our effective income tax rates to differ from the 35% U.S. federal statutory rate for income taxes were as follows:

	Three Months Ended June 30,
	2017	2016
	(in millions)
Income tax (expense) benefit at the federal statutory rate	$(174)	$86
Effect of:
State income taxes, net of federal income tax effect	(22)	3
State law changes, net of federal income tax effect	3	—
Increase deferred tax liability for business activity changes	(65)	—
Credit for increasing research activities	4	—
Change in federal and state valuation allowance	(33)	(142)
Other, net	(5)	(3)
Income tax expense	$(292)	$(56)
Effective income tax rate	58.6%	(22.8)%
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. As a result, the Company recognized income tax expense to increase the valuation allowance by $33 million and $142 million during the three-month periods ended June 30, 2017 and 2016, respectively. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits.
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
Income tax expense of $292 million for the three-month period ended June 30, 2017 was primarily attributable to taxable temporary differences from the tax amortization of FCC licenses and tax expense on pre-tax gains from spectrum license exchanges during the period. We also increased our deferred state income tax liability by $65 million for changes in business activities causing us to become subject to income tax in additional tax jurisdictions. This resulted in a change in the measurement of the carrying value of our deferred tax liability on temporary differences, primarily FCC licenses. Income tax expense of $56 million for the three-month period ended June 30, 2016 was primarily attributable to taxable temporary differences from the tax amortization of FCC licenses. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. These temporary differences cannot be scheduled to reverse during the loss carryforward period against our deferred tax assets. As a result, a valuation allowance is recorded against our loss carryforward and other excess deferred tax assets resulting in a net deferred tax expense.
As of June 30, 2017 and March 31, 2017, we maintained unrecognized tax benefits of $195 million and $190 million, respectively. Cash paid for income taxes, net, was $32 million and $21 million for the three-month periods ended June 30, 2017 and 2016, respectively.

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
On April 19, 2012, the New York Attorney General filed a complaint alleging that Sprint Communications has fraudulently failed to collect and pay more than $100 million in New York sales taxes on receipts from its sale of wireless telephone services since July 2005. The complaint also seeks recovery of triple damages under the State False Claims Act, as well as penalties and interest. Sprint Communications moved to dismiss the complaint on June 14, 2012. On July 1, 2013, the court entered an order denying the motion to dismiss in large part, although it did dismiss certain counts or parts of certain counts. Sprint Communications appealed that order and the intermediate appellate court affirmed the order of the trial court. On October 20, 2015, the Court of Appeals of New York affirmed the decision of the appellate court that the tax statute

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

requires us to collect and remit the disputed taxes. Our petition for certiorari to the U.S. Supreme Court on grounds of federal preemption was denied. As of June 30, 2017, we have accrued approximately $200 million associated with this matter. The parties are now engaged in discovery in the trial court. We will continue to defend this matter vigorously and we do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
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
Sprint Communications is also a defendant in a complaint filed by several stockholders of Clearwire Corporation (Clearwire) asserting claims for breach of fiduciary duty by Sprint Communications, and related claims and otherwise challenging the Clearwire acquisition. ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., was filed April 26, 2013, in Chancery Court in Delaware. Plaintiffs in the ACP Master, LTD suit have also filed suit requesting an appraisal of the fair value of their Clearwire stock. Trial of those cases took place in October and November 2016; the parties have submitted their post-trial briefing, and oral argument was held on April 25, 2017. On July 21, 2017, the Delaware Chancery Court ruled in Sprint's favor in both cases. It found no breach of fiduciary duty, and determined the value of Clearwire shares under the Delaware appraisal statute to be $2.13 per share plus statutory interest.
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
In October 2013, the FCC Enforcement Bureau began to issue notices of apparent liability (NALs) to other Lifeline providers, imposing fines for intracarrier duplicate accounts identified by the government during its audit function. Those audits also identified a small percentage of potentially duplicative intracarrier accounts related to our Assurance Wireless® business. No NAL has yet been issued with respect to Sprint and we do not know if one will be issued. Further, we are not able to reasonably estimate the amount of any claim for penalties that might be asserted. However, based on the information currently available, if a claim is asserted by the FCC, Sprint does not believe that any amount ultimately paid would be material to the Company’s results of operations or financial position.
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us or our subsidiaries. As of June 30, 2017, we have accrued $114 million associated with a state tax matter. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The minimum cash obligation is $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The letter of credit was initially $2.5 billion, but has been reduced during the course of the proceeding to $142 million as of June 30, 2017. Since the inception of the program, we have incurred payments of approximately $3.5 billion directly attributable to our performance under the Report and Order, including approximately $7 million during the three-month period ended June 30, 2017. When incurred, substantially all costs are accounted for as additions to FCC licenses with the remainder as property, plant and equipment. Based on our expenses to date and on third party administrator's audits, we have exceeded the $2.8 billion minimum cash obligation required by the FCC. The FCC is expected to declare we have satisfied this minimum cash obligation requirement this year.
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
Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share adjusts basic net income (loss) per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. For the three-month period ended June 30, 2017, the computation of diluted net income (loss) per common share includes the effect of dilutive securities consisting of approximately 59 million options and restricted stock units, in addition to 24 million shares attributable to warrants, of which 20 million relate to the warrant held by SoftBank. Outstanding options to purchase shares totaling 4 million were not included in the computation of diluted net income (loss) per common share because to do so would have been antidilutive. For the three-month period ended June 30, 2016, outstanding options and restricted stock units (exclusive of participating securities) that had no effect on our computation of dilutive weighted average number of shares outstanding as their effect would have been antidilutive were approximately 88 million shares, in addition to 62 million total shares issuable under warrants, of which 55 million relate to shares issuable under the warrant held by SoftBank. The warrant was issued to SoftBank at the close of the merger with SoftBank and is exercisable at $5.25 per share at the option of SoftBank, in whole or in part, at any time on or prior to July 10, 2018.

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

We define segment earnings as wireless or wireline operating income (loss) before other segment expenses such as depreciation, amortization, severance, exit costs, goodwill impairments, asset impairments, and other items, if any, solely and directly attributable to the segment representing items of a non-recurring or unusual nature. Expense and income items excluded from segment earnings are managed at the corporate level. Transactions between segments are generally accounted for based on market rates, which we believe approximate fair value. The Company generally re-establishes these rates at the beginning of each fiscal year. Over the past several years, there has been an industry-wide trend of lower rates due to increased competition from other wireline and wireless communications companies, as well as cable and Internet service providers.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2017
Net operating revenues	$7,810	$343	$4	$8,157
Inter-segment revenues(1)	—	90	(90)	—
Total segment operating expenses	(4,944)	(444)	84	(5,304)
Segment earnings	$2,866	$(11)	$(2)	2,853
Less:
Depreciation				(1,831)
Amortization				(223)
Other, net(2)				364
Operating income				1,163
Interest expense				(613)
Other expense, net				(52)
Income before income taxes				$498

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2016
Net operating revenues	$7,597	$412	$3	$8,012
Inter-segment revenues(1)	—	133	(133)	—
Total segment operating expenses	(5,157)	(526)	128	(5,555)
Segment earnings	$2,440	$19	$(2)	2,457
Less:
Depreciation				(1,680)
Amortization				(287)
Other, net(2)				(129)
Operating income				361
Interest expense				(615)
Other income, net				8
Loss before income taxes				$(246)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the three months ended June 30, 2017	$1,435	$62	$121	$1,618
Capital expenditures for the three months ended June 30, 2016	$781	$20	$77	$878
 _________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to, or use by, wireless subscribers.

(2)
Other, net for the three-month period ended June 30, 2017 consists of a $175 million net loss on disposal of property, plant and equipment, which consisted of a $181 million loss related to cell site construction costs that are no longer recoverable as a result of changes in our network plans, slightly offset by a $6 million gain. In addition, the three-month period ended June 30, 2017 includes a $479 million non-cash gain related to spectrum license exchanges with other carriers, a $55 million reduction of an accrual related to favorable developments in pending legal proceedings and a $5 million reversal of previously accrued contract termination costs primarily related to the termination of our relationship with General Wireless Operations Inc. (Radio Shack). Losses totaling $112 million relating to the write-off of leased devices associated with lease cancellations were excluded from Other, net and included within Wireless segment earnings for the three-month period ended June 30, 2017. Other, net for the three-month period ended June 30, 2016 consists of $16 million of severance and exit costs and $113 million of contract termination costs, primarily related to the termination of our pre-existing wholesale arrangement with nTelos as a result of the Shentel transaction. Losses totaling approximately $120 million relating to the write-off of leased devices associated with lease cancellations were excluded from Other, net and included within Wireless segment earnings for the three-month period ended June 30, 2016.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended June 30, 2017
Wireless services(2)	$5,465	$—	$—	$5,465
Wireless equipment	2,086	—	—	2,086
Voice	—	124	(41)	83
Data	—	34	(19)	15
Internet	—	255	(30)	225
Other(2)	259	20	4	283
Total net operating revenues	$7,810	$433	$(86)	$8,157

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended June 30, 2016
Wireless services(2)	$5,852	$—	$—	$5,852
Wireless equipment	1,496	—	—	1,496
Voice	—	181	(69)	112
Data	—	43	(22)	21
Internet	—	302	(41)	261
Other(2)	249	19	2	270
Total net operating revenues	$7,597	$545	$(130)	$8,012

_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

(2)
Sprint is no longer reporting Lifeline subscribers due to recent regulatory changes resulting in tighter program restrictions. We have excluded them from our customer base for all periods presented, including our Assurance Wireless prepaid brand and subscribers through our wholesale Lifeline mobile virtual network operators (MVNO). The above tables reflect the reclassification of the related Assurance Wireless prepaid revenue within the Wireless segment from Wireless services to Other of $82 million and $91 million for the three months ended June 30, 2017 and 2016, respectively. Revenue associated with subscribers through our wholesale Lifeline MVNOs continues to remain in Other following this change.

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
The supply chain and inventory management arrangement provides, among other things, that Brightstar may purchase inventory from the original equipment manufacturers (OEMs) to sell directly to our indirect dealers. As compensation for these services, we remit per unit fees to Brightstar for each device sold to dealers or retailers in our indirect channels. During the three-month periods ended June 30, 2017 and 2016, we incurred fees under these arrangements totaling $23 million and $19 million, respectively. Additionally, we have an arrangement with Brightstar whereby they perform certain of our reverse logistics including device buyback, trade-in technology and related services. We may also purchase new and used devices and accessories from Brightstar to be sold in our direct channels.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Amounts included in our consolidated financial statements associated with these arrangements with Brightstar were as follows:

Consolidated balance sheets:	June 30, 2017	March 31, 2017
	(in millions)
Accounts receivable	$185	$367
Accounts payable	$61	$160

Consolidated statements of comprehensive income (loss):	Three Months Ended June 30,
	2017	2016
	(in millions)
Equipment revenues	$350	$276
Cost of products	$356	$296
In addition, Sprint earned fees of approximately $9 million and $28 million from a Brightstar subsidiary in the three-month periods ended June 30, 2017 and 2016, respectively, for billing and collecting payments from subscribers under certain insurance programs.
SoftBank
In November 2015 and April 2016, Sprint entered into Handset Sale-Leaseback Tranche 1 and Tranche 2, respectively, with MLS, a company formed by a group of equity investors, including SoftBank, to sell and leaseback certain devices, which are currently being leased by our customers, for total cash proceeds of approximately $2.2 billion. SoftBank's initial equity investment in MLS totaled $79 million. Brightstar provides reverse logistics and remarketing services to MLS with respect to the devices.
In December 2016, Tranche 1 was terminated and the associated devices were repurchased by Sprint from MLS. With the cash proceeds, MLS repurchased the equity units from its investors including SoftBank. As a result, SoftBank's remaining equity investment in MLS with respect to Tranche 2 totaled $39 million as of June 30, 2017.
In April 2016, Sprint sold and leased back certain network equipment to Network LeaseCo. The network equipment acquired by Network LeaseCo, which is consolidated by us, was used as collateral to raise approximately $2.2 billion in borrowings from external investors, including $250 million from SoftBank. Principal and interest payments on the borrowings from the external investors will be repaid in staggered, unequal payments through January 2018. During the three-month period ended June 30, 2017, we made principal repayments totaling $117 million, resulting in a total principal amount outstanding of $1.8 billion as of June 30, 2017.
All other transactions under agreements with SoftBank Parties, in the aggregate, were immaterial through the period ended June 30, 2017.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Guarantor Financial Information
On September 11, 2013, Sprint Corporation issued $2.25 billion aggregate principal amount of 7.250% notes due 2021 and $4.25 billion aggregate principal amount of 7.875% notes due 2023 in a private placement transaction with registration rights. On December 12, 2013, Sprint Corporation issued $2.5 billion aggregate principal amount of 7.125% notes due 2024 in a private placement transaction with registration rights. Each of these issuances is fully and unconditionally guaranteed by Sprint Communications (Subsidiary Guarantor), which is a 100% owned subsidiary of Sprint Corporation (Parent/Issuer). In connection with the foregoing, in November 2014, the Company and Sprint Communications completed an offer to exchange the notes for a new issue of substantially identical exchange notes registered under the Securities Act of 1933. We did not receive any proceeds from this exchange offer. In addition, on February 24, 2015, Sprint Corporation issued $1.5 billion aggregate principal amount of 7.625% notes due 2025, which are fully and unconditionally guaranteed by Sprint Communications.
During the three-month periods ended June 30, 2017 and 2016, there were non-cash equity contributions from the Subsidiary Guarantor to the Non-Guarantor Subsidiaries as a result of organizational restructuring for tax purposes of $42 million and $563 million, respectively.
Under the Subsidiary Guarantor's secured revolving bank credit facility, the Subsidiary Guarantor is currently restricted from paying cash dividends to the Parent/Issuer or any Non-Guarantor Subsidiary because the ratio of total indebtedness to adjusted EBITDA (each as defined in the applicable agreement) exceeds 2.5 to 1.0.
Sprint has a Receivables Facility providing for the sale of eligible wireless service, installment and certain future lease receivables. In April 2016, Sprint entered into the Tranche 2 transaction to sell and leaseback certain leased devices and a separate network equipment sale-leaseback transaction to sell and leaseback certain network equipment. In October 2016, Sprint transferred certain directly held and third-party leased spectrum licenses to wholly-owned bankruptcy-remote special purpose entities as part of the spectrum financing transaction. In connection with each of the Receivables Facility, Tranche 2, and the spectrum financing transaction, Sprint formed certain wholly-owned bankruptcy-remote subsidiaries that are included in the non-guarantor subsidiaries' condensed consolidated financial information. In addition, the bankruptcy-remote special purpose entities formed in connection with the network equipment sale-leaseback transaction, but which are not Sprint subsidiaries, are included in the non-guarantor subsidiaries' condensed consolidated financial information. Each of these is a separate legal entity with its own separate creditors who will be entitled, prior to and upon its liquidation, to be satisfied out of its assets prior to any assets becoming available to Sprint (see Note 8. Long-Term Debt, Financing and Capital Lease Obligations).
We have accounted for investments in subsidiaries using the equity method. Presented below is the condensed consolidating financial information.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2017
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,034	$444	$—	$2,478
Short-term investments	—	4,349	—	—	4,349
Accounts and notes receivable, net	195	—	4,089	(195)	4,089
Device and accessory inventory	—	—	979	—	979
Prepaid expenses and other current assets	—	14	587	—	601
Total current assets	195	6,397	6,099	(195)	12,496
Investments in subsidiaries	19,007	24,380	—	(43,387)	—
Property, plant and equipment, net	—	—	18,866	—	18,866
Due from consolidated affiliate	24	12,486	—	(12,510)	—
Note receivable from consolidated affiliate	10,398	575	—	(10,973)	—
Intangible assets
Goodwill	—	—	6,578	—	6,578
FCC licenses and other	—	—	41,074	—	41,074
Definite-lived intangible assets, net	—	—	3,075	—	3,075
Other assets	—	133	1,102	—	1,235
Total assets	$29,624	$43,971	$76,794	$(67,065)	$83,324

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$—	$2,616	$—	$2,616
Accrued expenses and other current liabilities	211	435	3,379	(195)	3,830
Current portion of long-term debt, financing and capital lease obligations	—	956	4,169	—	5,125
Total current liabilities	211	1,391	10,164	(195)	11,571
Long-term debt, financing and capital lease obligations	10,398	12,342	11,719	—	34,459
Note payable due to consolidated affiliate	—	10,398	575	(10,973)	—
Deferred tax liabilities	—	—	14,701	—	14,701
Other liabilities	—	833	2,745	—	3,578
Due to consolidated affiliate	—	—	12,510	(12,510)	—
Total liabilities	10,609	24,964	52,414	(23,678)	64,309
Commitments and contingencies
Total stockholders' equity	19,015	19,007	24,380	(43,387)	19,015
Total liabilities and stockholders' equity	$29,624	$43,971	$76,794	$(67,065)	$83,324

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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2017
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$8,157	$—	$8,157
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	1,709	—	1,709
Cost of products (exclusive of depreciation and amortization included below)	—	—	1,545	—	1,545
Selling, general and administrative	—	—	1,938	—	1,938
Depreciation	—	—	1,831	—	1,831
Amortization	—	—	223	—	223
Other, net	—	(55)	(197)	—	(252)
	—	(55)	7,049	—	6,994
Operating income	—	55	1,108	—	1,163
Other income (expense):
Interest income	198	45	4	(228)	19
Interest expense	(198)	(351)	(292)	228	(613)
Earnings (losses) of subsidiaries	206	524	—	(730)	—
Other expense, net	—	(67)	(4)	—	(71)
	206	151	(292)	(730)	(665)
Income (loss) before income taxes	206	206	816	(730)	498
Income tax expense	—	—	(292)	—	(292)
Net income (loss)	206	206	524	(730)	206
Other comprehensive (loss) income	(4)	(4)	5	(1)	(4)
Comprehensive income (loss)	$202	$202	$529	$(731)	$202

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
Other (expense) income:
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2017
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(521)	$1,801	$—	$1,280
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(1,121)	—	(1,121)
Capital expenditures - leased devices	—	—	(497)	—	(497)
Expenditures relating to FCC licenses	—	—	(13)	—	(13)
Proceeds from sales and maturities of short-term investments	—	2,594	—	—	2,594
Purchases of short-term investments	—	(1,499)	—	—	(1,499)
Change in amounts due from/due to consolidated affiliates	—	588	—	(588)	—
Proceeds from sales of assets and FCC licenses	—	—	101	—	101
Other, net	—	—	(3)	—	(3)
Net cash provided by (used in) investing activities	—	1,683	(1,533)	(588)	(438)
Cash flows from financing activities:
Proceeds from debt and financings	—	—	902	—	902
Repayments of debt, financing and capital lease obligations	—	(1,598)	(523)	—	(2,121)
Change in amounts due from/due to consolidated affiliates	—	—	(588)	588	—
Other, net	—	9	(24)	—	(15)
Net cash (used in) provided by financing activities	—	(1,589)	(233)	588	(1,234)
Net (decrease) increase in cash and cash equivalents	—	(427)	35	—	(392)
Cash and cash equivalents, beginning of period	—	2,461	409	—	2,870
Cash and cash equivalents, end of period	$—	$2,034	$444	$—	$2,478

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2016
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(337)	$943	$(64)	$542
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(473)	—	(473)
Capital expenditures - leased devices	—	—	(405)	—	(405)
Expenditures relating to FCC licenses	—	—	(15)	—	(15)
Purchases of short-term investments	—	(1,269)	(35)	—	(1,304)
Change in amounts due from/due to consolidated affiliates	—	2,924	—	(2,924)	—
Proceeds from sales of assets and FCC licenses	—	—	27	—	27
Intercompany note advance to consolidated affiliate	—	(50)	—	50	—
Proceeds from intercompany note advance to consolidated affiliate	—	24	—	(24)	—
Other, net	—	—	(25)	—	(25)
Net cash provided by (used in) investing activities	—	1,629	(926)	(2,898)	(2,195)
Cash flows from financing activities:
Proceeds from debt and financings	—	—	3,255	—	3,255
Repayments of debt, financing and capital lease obligations	—	—	(294)	—	(294)
Debt financing costs	—	(110)	(65)	—	(175)
Intercompany dividends paid to consolidated affiliate	—	—	(64)	64	—
Change in amounts due from/due to consolidated affiliates	—	—	(2,924)	2,924	—
Intercompany note advance from consolidated affiliate	—	—	50	(50)	—
Repayments of intercompany note advance from consolidated affiliate	—	—	(24)	24	—
Other, net	—	2	4	—	6
Net cash (used in) provided by financing activities	—	(108)	(62)	2,962	2,792
Net increase (decrease) in cash and cash equivalents	—	1,184	(45)	—	1,139
Cash and cash equivalents, beginning of period	—	2,154	487	—	2,641
Cash and cash equivalents, end of period	$—	$3,338	$442	$—	$3,780

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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
Description of the Company
We are a large wireless communications company in the U.S., as well as a provider of wireline services. Our services are provided through our ownership of extensive wireless networks, an all-digital global wireline network and a Tier 1 Internet backbone.
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
Postpaid
In our postpaid portfolio, we offer several price plans for both consumer and business subscribers. Many of our price plans include unlimited talk, text and data or allow subscribers to purchase monthly data allowances. We also offer family plans that include multiple lines of service under one account. We currently offer these plans through installment billing or leasing programs, and within limited plan offerings through subsidy. Our installment billing program does not require a service contract and offers service plans at lower monthly rates compared to subsidy plans, but requires the subscriber to pay full or near full price for the device over monthly installments. Our leasing program also does not require a service contract, provides for service plans at lower monthly rates compared to subsidy plans and allows qualified subscribers to lease a device and make payments for use of the device over the term of the lease. At the end of the lease term, the subscriber can either turn in the device, continue leasing the device or purchase the device. The terms of our installment billing and lease contracts require that customers maintain service otherwise the balance of the note is due or they are in default under their lease. The subsidy program, which is being de-emphasized, requires a service contract and allows for a subscriber to purchase a device at a discount for a new line of service.
Prepaid
Our prepaid portfolio currently includes multiple brands, each designed to appeal to specific subscriber uses and demographics. Sprint Forward (formerly Sprint Prepaid) primarily serves as a complementary offer to our Sprint Postpaid offer for those subscribers who want plans that are affordable, simple and flexible without a long-term commitment. Boost Mobile primarily serves subscribers that are looking for value without data limits. Virgin Mobile primarily serves subscribers that are looking to optimize spend but need solutions that offer control, flexibility and connectivity through various plans with high speed data options. Virgin Mobile is also designated as a Lifeline-only Eligible Telecommunications Carrier. Under the Assurance Wireless brand, Virgin Mobile provides service to Lifeline eligible subscribers (for whom it seeks reimbursement from the federal Universal Service Fund) and subscribers who have lost their Lifeline eligibility and retain Assurance Wireless retail service. The Lifeline program requires applicants to meet certain eligibility requirements and existing subscribers must recertify as to those requirements annually. While Sprint will continue to support our Lifeline subscribers through our Assurance Wireless prepaid brand, we have excluded these subscribers from our reported prepaid customer base for all periods presented due to recent regulatory changes resulting in tighter program restrictions. (See "Subscriber Results" for more information.)

Wholesale
We have focused our wholesale business on enabling our diverse network of customers to successfully grow their business by providing them with an array of network, product, and device solutions. This allows our customers to customize this full suite of value-added solutions to meet the growing demands of their businesses. As part of these growing demands, some of our wholesale mobile virtual network operators (MVNO) are also selling prepaid services under the Lifeline program. While Sprint will continue to support our Lifeline subscribers through our wholesale MVNOs, we have excluded these subscribers from our reported wholesale customer base for all periods presented due to recent regulatory changes resulting in tighter program restrictions. (See "Subscriber Results" for more information.)
We continue to support the open development of applications, content, and devices on the Sprint network. In addition, we enable a variety of business and consumer third-party relationships through our portfolio of machine-to-machine solutions, which we offer on a retail postpaid and wholesale basis. Our machine-to-machine solutions portfolio provides a secure, real-time and reliable wireless two-way data connection across a broad range of connected devices.
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
Business Strategies and Key Priorities
Our business strategy is to be responsive to changing customer mobility demands of existing and potential customers, and to expand our business into new areas of customer value and economic opportunity through innovation and differentiation. To help lay the foundation for these future growth opportunities, our strategy revolves around targeted investment, in the following key priority areas:

•	Unlock the value of our substantial spectrum holdings by densifying and optimizing our network to provide customers with the best experience;

•	Achieve our cost reduction goals by significantly transforming our business;

•	Deliver an attractive value proposition and substantially enhance our distribution through use of innovative models;

•	Create an alternative financial structure that leverages our assets to fuel our growth and maximize stockholder value;

•	Attract and retain world-class talent and establish strategic partnerships to create an optimal, engaged, and winning team; and

•	Deliver an exceptional wireless experience so customers stay longer, buy more, and tell their friends.
To provide a network that delivers the consistent reliability, capacity and speed that customers demand, we expect to continue to optimize our 3G data network and invest in LTE deployment across all of our spectrum bands. We also expect to deploy new technologies that will help strengthen our competitive position, including the expected use of High Performance User Equipment, the Sprint Magic Box that is an LTE booster, Voice over LTE, more extensive use of Wi-Fi and the use of small cells to further densify our network.
To achieve a more competitive cost position, we have established an Office of Cost Management with responsibility for identifying, operationalizing, and monitoring sustained improvements in operating costs and efficiencies. Also, we have deployed cost management and planning tools across the entire organization to more effectively monitor expenditures.
We are focused on attracting and retaining subscribers by improving our sales and marketing initiatives. We have demonstrated our value proposition through our evolving price plans, promotions, and payment programs and have deployed local marketing and civic engagement initiatives in key markets.
Our current strategy also includes transactions that continue to leverage our assets such as the Accounts Receivable Facility (Receivables Facility), the handset sale-leaseback transaction, the network equipment sale-leaseback transaction, and the spectrum financing transaction. Each of these transactions is described in more detail in "Liquidity and Capital Resources."
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

RESULTS OF OPERATIONS
Consolidated Results of Operations
The following table provides an overview of the consolidated results of operations.

	Three Months Ended
	June 30,
	2017	2016
	(in millions)
Wireless segment earnings	$2,866	$2,440
Wireline segment earnings	(11)	19
Corporate, other and eliminations	(2)	(2)
Consolidated segment earnings	2,853	2,457
Depreciation	(1,831)	(1,680)
Amortization	(223)	(287)
Other, net	364	(129)
Operating income	1,163	361
Interest expense	(613)	(615)
Other (expense) income, net	(52)	8
Income tax expense	(292)	(56)
Net income (loss)	$206	$(302)
Depreciation Expense
Depreciation expense increased $151 million, or 9%, in the three-month period ended June 30, 2017 compared to the same period in 2016, primarily due to increased depreciation on leased devices as a result of the continued growth of the device leasing program. Depreciation expense incurred on all leased devices for the three-month periods ended June 30, 2017 and 2016 was $854 million and $644 million, respectively.

Amortization Expense
Amortization expense decreased $64 million, or 22%, in the three-month period ended June 30, 2017 compared to the same period in 2016, primarily due to customer relationship intangible assets that are amortized using the sum-of-the-months'-digits method, which results in higher amortization rates in early periods that decline over time.
Other, net
The following table provides additional information regarding items included in "Other, net" for the three-month periods ended June 30, 2017 and 2016.

	Three Months Ended
	June 30,
	2017	2016
	(in millions)
Severance and exit costs	$—	$(16)
Litigation and other contingencies	55	—
Loss on disposal of property, plant and equipment, net	(175)	—
Contract terminations	5	(113)
Gains from asset dispositions and exchanges	479	—
Total	$364	$(129)
Other, net represented a benefit of $364 million in the three-month period ended June 30, 2017. During the three-month period ended June 30, 2017, we recorded a $479 million non-cash gain as a result of spectrum license exchanges with other carriers, a $55 million reduction of an accrual related to favorable developments in pending legal proceedings, and a $5 million benefit in contract terminations. In addition, we recorded a $175 million net loss on disposal of property, plant and equipment, which consisted of a $181 million loss related to cell site construction costs that are no longer recoverable as a result of changes in our network plans during the quarter ended June 30, 2017, slightly offset by a $6 million gain.
Other, net represented an expense of $129 million in the three-month period ended June 30, 2016. During the three-month period ended June 30, 2016, we recognized severance and exit costs of $16 million, which included $4 million of severance primarily associated with reductions in work force and $14 million of lease and access exit costs primarily associated with tower leases and backhaul access contracts for which we will no longer be receiving any economic benefit, of which $2 million was recognized as "Cost of services" in the consolidated statements of comprehensive income (loss). During the three-month period ended June 30, 2016, we recorded $113 million of contract terminations that was primarily related to the termination of our pre-existing wholesale arrangement with NTELOS Holdings Corporation (nTelos) as a result of the transaction with Shentel.
Interest Expense
Interest expense decreased $2 million in the three-month period ended June 30, 2017 compared to the same period in 2016. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $40.1 billion and $36.1 billion was 6.3% and 6.9% for the three-month periods ended June 30, 2017 and 2016, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.
Other (expense) income, net
Other (expense) income, net represented an expense of $52 million and a benefit of $8 million in the three-month periods ended June 30, 2017 and 2016, respectively. The three-month period ended June 30, 2017 included $66 million of loss on early extinguishment of debt related to the retirement of portions of the Sprint Communications 8.375% Notes due 2017 and 9.000% Guaranteed Notes due 2018.
Income Taxes
Income tax expense of $292 million and $56 million for the three-month periods ended June 30, 2017 and 2016, respectively, represented consolidated effective tax rates of approximately 59% and (23)%, respectively. Income tax expense of $292 million for the three-month period ended June 30, 2017 was primarily attributable to taxable temporary differences from the tax amortization of FCC licenses and tax expense on pre-tax gains from spectrum license exchanges during the period. We also increased our deferred state income tax liability by $65 million for changes in business activities causing us to become subject to income tax in additional tax jurisdictions. This resulted in a change in the measurement of the carrying value of our deferred tax liability on temporary differences, primarily FCC licenses. Income tax expense of $56 million for the three-month period ended June 30, 2016 was primarily attributable to taxable temporary differences from the tax amortization of FCC licenses.
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
As shown by the table above under "Consolidated Results of Operations," Wireless segment earnings represented almost all of our total consolidated segment earnings for the three-month period ended June 30, 2017 and 2016. Within the Wireless segment, postpaid wireless services represent the most significant contributors to earnings, and is driven by the number of postpaid subscribers utilizing our services, as well as average revenue per user (ARPU). The wireless industry is subject to competition to retain and acquire subscribers of wireless services. Almost all markets in which we operate have high rates of penetration for wireless services.
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
Under the leasing program, qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to turn in their device, continue leasing their device, or purchase the device. As of June 30, 2017, substantially all of our device leases were classified as operating leases. As a result, at lease inception, the devices are reclassified from inventory to property, plant and equipment when leased through Sprint's direct channels. For leases in the indirect channel, we purchase the devices at lease inception from the dealer, which is then capitalized to property, plant and equipment. While a majority of the revenue associated with installment sales is recognized at the time of sale along with the related cost of products, lease revenue is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value generally over the lease term. During the three-month periods ended June 30, 2017 and 2016, we leased devices through our Sprint direct channels totaling approximately $849 million and $541 million, respectively. These devices were reclassified from inventory to property, plant and equipment and, as such, the cost of the device was not recorded as cost of products compared to when purchased under the installment billing or the traditional subsidy program, which resulted in a significant positive impact to Wireless segment earnings. Depreciation expense incurred on all leased devices for the three-month periods ended June 30, 2017 and 2016, was $854 million and $644 million, respectively. If the mix of leased devices continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase. However, prior to its termination, the benefit to Wireless segment earnings was partially offset by the Handset Sale-Leaseback Tranche 1 (Tranche 1) transaction that was consummated in November 2015 whereby we sold and subsequently leased back certain devices leased to our customers. As a result, the cost to us of the devices sold to Mobile Leasing Solutions, LLC (MLS) under Tranche 1 was no longer recorded as depreciation expense, but rather was recognized as rent expense within “Cost of products” in the consolidated statements of comprehensive income (loss) during the leaseback periods until Tranche 1 was terminated in conjunction with the repurchase of devices in December 2016.
Our device leasing and installment billing programs require a greater use of operating cash flow in the early part of the device contracts as our subscribers will generally pay less upfront than a traditional subsidy program. The Receivables Facility and the handset sale-leaseback transactions discussed in "Liquidity and Capital Resources" were designed to mitigate the significant use of cash from purchasing devices from original equipment manufacturers (OEMs) to fulfill our installment billing and leasing programs.
Wireless Segment Earnings Trends
Sprint offers lower monthly service fees without a traditional contract as an incentive to attract subscribers to certain of our service plans. These lower rates for service are available whether the subscriber brings their own device, pays the full or near full retail price of the device, purchases the device under our installment billing program, or leases their device through our leasing program. As our base of subscribers shifts away from our traditional subsidy program to lower-priced service plans associated with device financing options, we expect our postpaid ARPU to continue to decline due to lower service revenue. However, we expect higher equipment revenue associated with the installment billing and leasing programs to substantially offset these declines. Since inception, the combination of lower priced plans and our installment billing and leasing programs have been accretive to Wireless segment earnings. We expect that trend to continue with the magnitude of the impact being dependent upon subscriber adoption rates.
We began to experience net losses of postpaid handset subscribers in mid-2013. Since the release of our price plans associated with device financing options, results have shown improvement in trends of handset subscribers; however, there can be no assurance that this trend will continue. We have taken initiatives to provide the best value in wireless service while continuing to enhance our network performance, coverage and capacity in order to attract and retain valuable handset subscribers. In addition, we are evaluating our cost model to operationalize a more effective cost structure.
The following table provides an overview of the results of operations of our Wireless segment.

	Three Months Ended
	June 30,
Wireless Segment Earnings	2017	2016
	(in millions)
Postpaid	$4,466	$4,778
Prepaid(1)	999	1,074
Retail service revenue	5,465	5,852
Wholesale, affiliate and other(1)	259	249
Total service revenue	5,724	6,101
Cost of services (exclusive of depreciation and amortization)	(1,412)	(1,784)
Service gross margin	4,312	4,317
Service gross margin percentage	75%	71%
Equipment revenue	2,086	1,496
Cost of products (exclusive of depreciation and amortization)	(1,545)	(1,419)
Selling, general and administrative expense	(1,875)	(1,834)
Loss on disposal of property, plant and equipment	(112)	(120)
Wireless segment earnings	$2,866	$2,440
_______________

(1)
Sprint is no longer reporting Lifeline subscribers due to recent regulatory changes resulting in tighter program restrictions. We have excluded them from our customer base for all periods presented, including our Assurance Wireless prepaid brand and subscribers through our wholesale Lifeline mobile virtual network operators (MVNO). The above table reflects the reclassification of the related Assurance Wireless prepaid revenue from Prepaid service revenue to Wholesale, affiliate and other revenue of $82 million and $91 million for the three months ended June 30, 2017 and 2016, respectively. Revenue associated with subscribers through our wholesale Lifeline MVNOs continues to remain in Wholesale, affiliate and other revenue following this change.

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
Effective January 1, 2017, we entered into a new Master Services Agreement with a vendor to provide post-sale device support services (including device insurance) to subscribers. Under the new agreement, the vendor bears the risk of loss with regards to claims and related costs, which Sprint will no longer incur. Sprint will remit premiums to the vendor who will pay Sprint a monthly recurring commission per subscriber for the duration of the agreement. Additionally, under the terms of the new agreement, the vendor will be the primary obligor in the agreement with the subscriber and, as such, revenue will be accounted for and presented on a net basis, whereas historically the amounts were presented on a gross basis. The change is expected to result in reductions in service revenue by approximately $700 million in fiscal year 2017. Because the vendor, not Sprint, will be fulfilling the services, we expect the reductions in service revenue to be more than offset by greater reductions in cost of services expense.
Retail service revenue decreased $387 million, or 7%, for the three-month period ended June 30, 2017 compared to the same period in 2016. The decrease was primarily due to a lower average revenue per postpaid subscriber driven by an increase in subscribers on lower price plans and lower insurance revenues due to changes in our device insurance program, combined with a decrease in average prepaid subscribers and competitive pressures. The decrease was partially offset by an increase in average postpaid subscribers.
Wholesale, affiliate and other revenues increased $10 million, or 4%, for the three-month period ended June 30, 2017 compared to the same period in 2016, primarily due to an increase in imputed interest recognized associated with installment billing on devices, partially offset by reduced revenue associated with a decline in Lifeline subscribers and postpaid and prepaid resellers due to competitive pressures. Approximately 82% of our total wholesale and affiliate subscribers represent connected devices. These devices generate revenue which varies based on usage.
Average Monthly Service Revenue per Subscriber and Subscriber Trends
The table below summarizes average number of retail subscribers. Additional information about the number of subscribers, net additions (losses) to subscribers, and average rates of monthly postpaid and prepaid subscriber churn for each quarter since the quarter ended June 30, 2016 may be found in the tables on the following pages.

	Three Months Ended
	June 30,
	2017	2016
	(subscribers in thousands)
Average postpaid subscribers	31,472	30,900
Average prepaid subscribers	8,710	10,846
Average retail subscribers	40,182	41,746
The table below summarizes ARPU. Additional information about ARPU for each quarter since the quarter ended June 30, 2016 may be found in the tables on the following pages.

	Three Months Ended
	June 30,
	2017	2016
ARPU(1):
Postpaid	$47.30	$51.54
Prepaid	$38.24	$33.00
Average retail	$45.34	$46.73
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

Postpaid ARPU for the three-month period ended June 30, 2017 decreased compared to the same period in 2016 primarily due to the impact of subscriber migration to our service plans associated with device financing options, resulting in lower service fees. We expect postpaid ARPU to continue to decline during fiscal year 2017 as a result of lower service fees associated with our price plans offered in conjunction with device financing options, as well as lower device insurance program revenues resulting from entering into a Master Services Agreement with a vendor to provide post-sale device support services to subscribers. However, as a result of our installment billing and leasing programs, we expect increasing equipment revenues to more than offset these declines. Prepaid ARPU increased for the three-month period ended June 30, 2017 compared to the same period in 2016 primarily due to the removal of approximately 1.2 million low-engagement prepaid customers from our base as a result of aligning our churn and retention rules across all our prepaid brands, excluding Assurance Wireless, in the three-month period ending December 31, 2016. (See "Subscriber Results" below for more information.)
The following table shows (a) net additions (losses) of wireless subscribers, (b) our total subscribers, and (c) end of period connected device subscribers as of the end of each quarterly period beginning with the quarter ended June 30, 2016.

	June 30, 2016	Sept 30, 2016	Dec 31, 2016	March 31, 2017	June 30, 2017
Net additions (losses) (in thousands)(1)
Postpaid	180	344	405	(118)	(39)
Prepaid(2)	(306)	(449)	(460)	195	35
Wholesale and affiliates(2)	728	704	619	291	65
Total Wireless	602	599	564	368	61

End of period subscribers (in thousands)(1)
Postpaid(3)(4)(5)	30,945	31,289	31,694	31,576	31,518
Prepaid(2)(3)(6)	10,636	10,187	8,493	8,688	8,719
Wholesale and affiliates(2)(3)(4)(6)(7)	11,782	12,486	13,084	13,375	13,461
Total Wireless	53,363	53,962	53,271	53,639	53,698

Supplemental data - connected devices
End of period subscribers (in thousands)(4)
Retail postpaid	1,822	1,874	1,960	2,001	2,091
Wholesale and affiliates	9,244	9,951	10,594	10,880	11,100
Total	11,066	11,825	12,554	12,881	13,191
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

(2)
Sprint is no longer reporting Lifeline subscribers due to recent regulatory changes resulting in tighter program restrictions. We have excluded them from our customer base for all periods presented, including our Assurance Wireless prepaid brand and subscribers through our wholesale MVNOs.

(3)
As part of the Shentel transaction, 186,000 and 92,000 subscribers were transferred from postpaid and prepaid, respectively, to affiliates. An additional 270,000 of nTelos' subscribers are now part of our affiliate relationship with Shentel and were reported in wholesale and affiliate subscribers beginning with the quarter ended June 30, 2016. In addition, during the three-month period ended June 30, 2017, 17,000 and 4,000 subscribers were transferred from postpaid and prepaid, respectively, to affiliates as a result of the transfer of additional subscribers to Shentel.

(4)	End of period connected devices are included in total retail postpaid or wholesale and affiliates end of period subscriber totals for all periods presented.

(5)	During the three-month period ended June 30, 2017, 2,000 Wi-Fi connections were adjusted from the postpaid subscriber base.

(6)
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

(7)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these subscribers access to our network through our MVNO relationships, approximately 1,777,000 subscribers at June 30, 2017 through these MVNO relationships have been inactive for at least six months, with no associated revenue during the six-month period ended June 30, 2017.

The following table shows our average rates of monthly postpaid and prepaid subscriber churn as of the end of each quarterly period beginning with the quarter ended June 30, 2016.

	June 30, 2016	Sept 30, 2016	Dec 31, 2016	March 31, 2017	June 30, 2017(2)
Monthly subscriber churn rate(1)
Postpaid	1.56%	1.52%	1.67%	1.75%	1.65%
Prepaid	5.39%	5.59%	5.74%	4.69%	4.57%
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

(2)
In the quarter ended June 30, 2017, the Company enhanced subscriber reporting to better align certain early-life gross activations and deactivations associated with customers who have not paid us after the initial subscriber transaction. This enhancement had no impact to net additions, but did result in reporting lower gross additions and lower deactivations in the quarter. Without this enhancement, total postpaid churn in the quarter would have been 1.73% versus 1.65%.

The following table shows our postpaid and prepaid ARPU as of the end of each quarterly period beginning with the quarter ended June 30, 2016.

	June 30, 2016	Sept 30, 2016	Dec 31, 2016	March 31, 2017	June 30, 2017
ARPU
Postpaid	$51.54	$50.54	$49.70	$47.34	$47.30
Prepaid	$33.00	$33.15	$33.97	$38.48	$38.24
Subscriber Results
Retail Postpaid — During the three-month period ended June 30, 2017, net postpaid subscriber losses were 39,000 compared to net additions of 180,000 in the same period in 2016. The net losses in the current quarter were driven by tablet subscriber losses, partially offset by phone net subscriber additions.
In the quarter ended June 30, 2017, the Company enhanced subscriber reporting to better align certain early-life gross activations and deactivations associated with customers who have not paid us after the initial subscriber transaction. This enhancement had no impact to net additions, but did result in reporting lower gross additions and lower deactivations in the quarter. Without this enhancement, total postpaid churn in the quarter would have been 1.73% versus 1.65%.
Retail Prepaid — During the three-month period ended June 30, 2017, we added 35,000 net prepaid subscribers compared to losses of 306,000 in the same period in 2016. The net additions in the quarter were primarily due to growth in subscribers in the Boost Mobile prepaid brand, partially offset by subscriber losses in the Virgin Mobile prepaid brand primarily due to continued competition in the market.
Sprint is no longer reporting prepaid Lifeline subscribers due to recent regulatory changes resulting in tighter program restrictions. While Sprint will continue to support our Lifeline subscribers through our Assurance Wireless prepaid brand, we have excluded these subscribers from our reported prepaid customer base. The above subscriber table reflects the exclusion of the Assurance Wireless prepaid subscribers on a comparable and trended basis resulting in the removal of 3.3 million subscribers from our reported prepaid subscriber base as of March 31, 2017.
As part of our ongoing efforts to simplify and drive consistency across our prepaid business, as well as tighten the customer engagement criteria, we aligned all prepaid brands, excluding Assurance Wireless, under one churn and retention program as of December 31, 2016. As a result of this alignment, prepaid and prepaid affiliate subscribers under our Boost Mobile, Virgin Mobile and Sprint brands are now deactivated 60 days from the later of the date of initial activation or the most recent replenishment date.
Wholesale and Affiliate Subscribers — Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Of the 13.5 million subscribers included in wholesale and affiliates, approximately 82% represent connected devices. Wholesale and affiliate subscriber net additions were 65,000 during the three-month period ended June 30, 2017 compared to 728,000 during the same period in 2016, inclusive of net additions of connected devices totaling 220,000 and 667,000, respectively. The net additions in the three-month period ended June 30, 2017 were primarily attributable to growth in connected devices, partially offset by a decline in subscribers through our prepaid and postpaid resellers.

Sprint is no longer reporting wholesale Lifeline MVNO subscribers due to recent regulatory changes resulting in tighter program restrictions. While Sprint will continue to support our Lifeline subscribers through our wholesale MVNOs, we have excluded these subscribers from our reported wholesale customer base. The above subscriber table reflects the exclusion of wholesale Lifeline MVNO subscribers on a comparable and trended basis resulting in the removal of 2.8 million subscribers from our reported wholesale subscriber base as of March 31, 2017.
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
Cost of services decreased $372 million, or 21%, for the three-month period ended June 30, 2017 compared to the same period in 2016, primarily due to the impact of changes to our device insurance program, now administered by a vendor who provides post-sale device support to subscribers and bears the risk of loss on claims and related costs in exchange for a monthly recurring commission per subscriber, which the Company records as service revenue. In addition, network costs such as labor and backhaul were lower as a result of our network improvements and transformation initiatives, combined with decreases in long distance and interconnection costs primarily due to lower rates and volume.
Equipment Revenue and Cost of Products
We recognize equipment revenue and corresponding costs of devices when title and risk of loss passes to the indirect dealer or end-use subscriber, assuming all other revenue recognition criteria are met. Our devices are either sold to customers under installment billing and subsidy programs, or leased under the leasing program. Under the installment billing program, the device is generally sold at or near full retail price and we recognize most of the future expected installment payments at the time of sale of the device. Under the subsidy program, which is being de-emphasized, we offer certain incentives, such as new devices at heavily discounted prices, to retain and acquire subscribers. The cost of these incentives is recorded as a reduction to equipment revenue upon activation of the device with a service contract.
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
The net impact to equipment revenue and cost of products from the sale of devices under our installment billing program is relatively neutral except for the impact from promotional offers and the time value of money element related to the imputed interest on the installment receivables. Under the leasing program, lease revenue is recorded over the term of the lease. The cost of the leased device is depreciated to its estimated residual value generally over the lease term. During the three-month period ended June 30, 2017 and 2016, we leased devices through our Sprint direct channels totaling approximately $849 million and $541 million, respectively, which were reclassified from inventory to property, plant and equipment and, as such, the cost of the device was not recorded as cost of products compared to when purchased under the installment billing or the traditional subsidy programs.

Equipment revenue increased $590 million, or 39%, for the three-month period ended June 30, 2017, compared to the same period in 2016. The increase in equipment revenue for the three-month period ended June 30, 2017 was primarily due to higher revenue from an increase in the volume of used devices sold to third parties and from the leasing program as more subscribers are choosing to lease their device, combined with higher average sales price per postpaid and prepaid devices sold. Cost of products increased $126 million, or 9%, for the three-month period ended June 30, 2017, compared to the same period in 2016 primarily due to an increase in the volume of used devices sold to third parties, partially offset by the elimination of lease payments to MLS associated with the termination of Tranche 1 and a decrease in postpaid and prepaid devices sold.
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
Sales and marketing expense increased $39 million, or 3%, for the three-month period ended June 30, 2017, compared to the same period in 2016 primarily due to higher overall marketing spend.
General and administrative costs increased $2 million, or was relatively flat, for the three-month period ended June 30, 2017, compared to the same period in 2016 primarily due to higher bad debt expense and other general and administrative costs, partially offset by lower customer care costs as a result of cost reduction initiatives.
Bad debt expense increased $10 million, or 11%, for the three-month period ended June 30, 2017. The increase was primarily related to increased installment billing accounts with higher reserve rates combined with rate deterioration related to service revenue bad debt, partially offset by a decrease in non-consumer bad debt. We reassess our allowance for doubtful accounts quarterly.
Loss on Disposal of Property, Plant and Equipment
For the three-month periods ended June 30, 2017 and 2016, loss on the disposal of property, plant and equipment, net of recoveries, of $112 million and $120 million, respectively, resulted from the write-off of leased devices associated with lease cancellations prior to the scheduled customer lease terms where customers did not return the devices to us. If customers continue to not return devices, we will have such losses in future periods. Similar charges are and have been incurred for devices sold under our subsidy program as equipment net subsidy.

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
The following table provides an overview of the results of operations of our Wireline segment.

	Three Months Ended
	June 30,
Wireline Segment Earnings	2017	2016
	(in millions)
Voice	$124	$181
Data	34	43
Internet	255	302
Other	20	19
Total net service revenue	433	545
Cost of services (exclusive of depreciation)	(387)	(448)
Service gross margin	46	97
Service gross margin percentage	11%	18%
Selling, general and administrative expense	(57)	(78)
Wireline segment earnings	$(11)	$19
Wireline Revenue
Voice Revenues
Voice revenues for the three-month period ended June 30, 2017 decreased $57 million, or 31%, compared to the same period in 2016. The decrease was driven by lower volume and overall rate declines primarily due to lower international hubbing volumes as the company continues to de-emphasize certain voice services, combined with the decline in prices for the sale of services to our Wireless segment. Voice revenues generated from the sale of services to our Wireless segment represented 33% of total voice revenues for the three-month period ended June 30, 2017 compared to 38% for the same period in 2016.
Data Revenues
Data revenues reflect sales of data services, primarily Private Line and managed network services bundled with non-IP-based data access. Data revenues decreased $9 million, or 21%, for the three-month period ended June 30, 2017, compared to the same period in 2016 as a result of customer churn, primarily related to Private Line. Data revenues generated from the provision of services to the Wireless segment represented 56% of total data revenue for the three-month period ended June 30, 2017 compared to 51% for the same period in 2016.
Internet Revenue
IP-based data services revenue reflects sales of Internet services, including MPLS, VoIP, SIP, and managed services bundled with IP-based data access. IP-based data services revenue decreased $47 million, or 16%, for the three-month period ended June 30, 2017 compared to the same period in 2016 primarily due to fewer IP customers. In addition, revenue was also impacted by a decline in prices for the sale of services to our Wireless segment. Sale of services to our Wireless segment represented 12% of total Internet revenues for the three-month period ended June 30, 2017, compared to 14% for the same period in 2016.
Other Revenues
Other revenues, which primarily consist of sales of customer premises equipment, increased $1 million, or 5%, in the three-month period ended June 30, 2017 compared to the same period in 2016.

Costs of Services
Costs of services include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of equipment. Costs of services decreased $61 million, or 14%, in the three-month period ended June 30, 2017 compared to the same period in 2016. The decrease was primarily due to lower access expense as the result of savings initiatives combined with lower international voice volume and rates and declining voice and IP rate and volumes. Service gross margin percentage decreased from 18% in the three-month period ended June 30, 2016 to 11% in the three-month period ended June 30, 2017.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $21 million, or 27%, in the three-month period ended June 30, 2017 compared to the same period in 2016. The decrease was primarily due to lower shared administrative and employee-related costs required to support the Wireline segment as a result of the decline in revenue. Total selling, general and administrative expense as a percentage of net services revenue was 13% for the three-month period ended June 30, 2017 as compared to 14% for the same period in 2016.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Three Months Ended
	June 30,
	2017	2016
	(in millions)
Net cash provided by operating activities	$1,280	$542
Net cash used in investing activities	$(438)	$(2,195)
Net cash (used in) provided by financing activities	$(1,234)	$2,792
Operating Activities
Net cash provided by operating activities of $1.3 billion in the three-month period ended June 30, 2017 increased $738 million from the same period in 2016. The increase was primarily due to lower vendor and labor-related payments of $508 million, which were primarily due to reduced operating costs resulting from the Company's ongoing cost reduction initiatives, and $395 million of increased cash received from customers. During the three-month period ended June 30, 2016, cash activity related to our Receivables Facility included cash remitted to unaffiliated third parties (Purchasers) for receivables collected in the amount of $185 million and $40 million of cash we elected to receive from the Purchasers. Also, during the three-month period ended June 30, 2017 we paid $129 million, which consisted of call redemption premiums and tender expenses, due to the early retirement of Sprint Communications 8.575% Notes due 2017 and 9.000% Guaranteed Notes due 2018.
Investing Activities
Net cash used in investing activities in the three-month period ended June 30, 2017 decreased by $1.8 billion compared to the same period in 2016, primarily due to increased net proceeds of short-term investments of $2.4 billion. This increase was offset by increased network and other capital expenditures of $648 million and increased purchases of $92 million of leased devices from indirect dealers.
Financing Activities
Net cash used in financing activities was $1.2 billion during the three-month period ended June 30, 2017, which was primarily due to the retirement of $388 million principal amount of outstanding Sprint Communications 8.375% Notes due 2017 and $1.2 billion principal amount of outstanding Sprint Communications 9.000% Guaranteed Notes due 2018. In addition, we also repaid $148 million, $93 million, $125 million and $117 million for the Handset Sale-Leaseback Tranche 2, secured equipment credit facilities, Receivables Facility and network equipment sale-leaseback transactions, respectively. These repayments were partially offset by Receivables Facility and secured equipment credit facilities draws of $765 million and $92 million, respectively.
Net cash provided by financing activities was $2.8 billion during the three-month period ended June 30, 2016, which was primarily due to cash receipts of $2.2 billion and $1.1 billion from the network equipment sale-leaseback and Handset Sale-Leaseback Tranche 2 transactions, respectively. These receipts were partially offset by repayments of $165 million and $75 million for the Handset Sale-Leaseback Tranche 2 and financing of future lease receivables, respectively. In addition, we paid a total of $175 million in debt finance costs for the unsecured financing facility and the network equipment sale-leaseback.
Working Capital
We had working capital of $925 million and $1.7 billion as of June 30, 2017 and March 31, 2017, respectively. The change in working capital was primarily due to the retirement of $1.2 billion of Sprint Communications notes as described above, partially offset by Receivables Facility draws of $765 million. The remaining balance was due to changes to other working capital items.
Long-Term Debt and Other Funding Sources
Our device leasing and installment billing programs require a greater use of operating cash flow in the early part of the device contracts as our subscribers will generally pay less upfront than a traditional subsidy program. The Receivables Facility and the handset sale-leaseback transactions described below were designed in large part to mitigate the significant use of cash from purchasing devices from OEMs to fulfill our installment billing and leasing programs.
Accounts Receivable Facility
Our Receivables Facility provides us the opportunity to sell certain wireless service receivables, installment receivables, and future amounts due from customers who lease certain devices from us to the Purchasers. The maximum funding limit under the Receivables Facility is $4.3 billion and the maturity date is November 2018. While we have the right to decide how much cash to receive from each sale, the maximum amount of cash available to us varies based on a number of factors and currently represents approximately 50% of the total amount of the eligible receivables sold to the Purchasers. As of June 30, 2017, the total amount of borrowings under our Receivables Facility was $2.6 billion and the total amount available to be drawn was $110 million. During the three-month period ended June 30, 2017, we drew $765 million and repaid $125 million to the Purchasers, which were reflected as financing activities in the consolidated statements of cash flows. Sprint contributes certain wireless service, installment and future lease receivables, as well as the associated leased devices to Sprint's wholly-owned consolidated bankruptcy-remote special purpose entities (SPEs). At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, installment and future lease receivables to Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life. As of June 30, 2017, wireless service and installment receivables contributed to the SPEs and included in "Accounts and notes receivable, net" in the consolidated balance sheets were $3.0 billion and the long-term portion of installment receivables included in "Other assets" in the consolidated balance sheets was $489 million. As of June 30, 2017, the net book value of devices contributed to the SPEs was approximately $3.2 billion.
Network Equipment Sale-Leaseback
In April 2016, Sprint sold and leased back certain network equipment to unrelated bankruptcy-remote special purpose entities (collectively, "Network LeaseCo"). The network equipment acquired by Network LeaseCo, which we consolidate, was used as collateral to raise approximately $2.2 billion in borrowings from external investors, including SoftBank Group Corp. (SoftBank). Principal and interest payments on the borrowings from the external investors will be repaid in staggered, unequal payments through January 2018. During the three-month period ended June 30, 2017, we made principal repayments totaling $117 million, resulting in a total principal amount of $1.8 billion outstanding as of June 30, 2017.
Network LeaseCo is a variable interest entity for which Sprint is the primary beneficiary. As a result, Sprint is required to consolidate Network LeaseCo and our consolidated financial statements include Network LeaseCo's debt and the related financing cash inflows. The network assets included in the transaction, which had a net book value of approximately $3.0 billion and consisted primarily of equipment located at cell towers, remain on Sprint's consolidated financial statements and continue to be depreciated over their respective estimated useful lives. As of June 30, 2017, these network assets had a net book value of approximately $2.2 billion.
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
Handset Sale-Leaseback Tranche 2 (Tranche 2)
Sprint sold certain iPhone® devices being leased by our customers to MLS, a company formed by a group of equity investors, including SoftBank, and then subsequently leased the devices back. Under the agreements, Sprint generally maintains the customer leases, continues to collect and record lease revenue from the customer and remits monthly rental payments to MLS during the leaseback periods.
In May 2016, Sprint entered into Tranche 2. We transferred devices with a net book value of approximately $1.3 billion to MLS in exchange for cash proceeds totaling $1.1 billion and a deferred purchase price (DPP) of $186 million. The proceeds were accounted for as a financing. Accordingly, the devices remain in "Property, plant and equipment, net" in the consolidated balance sheets and we continue to depreciate the assets to their estimated residual values over the respective customer lease terms. At June 30, 2017, the net book value of devices transferred to MLS was approximately $470 million.
During the three-month period ended June 30, 2017, we made principal repayments totaling $158 million to MLS, resulting in a total principal amount of $227 million outstanding as of June 30, 2017.
The proceeds received are reflected as cash provided by financing activities in the consolidated statements of cash flows and payments made to MLS will be reflected as principal repayments and interest expense. We have elected to account for the financing obligation at fair value. Accordingly, changes in the fair value of the financing obligation are recognized in "Other (expense) income, net" in the consolidated statements of comprehensive income (loss) over the course of the arrangement.
Spectrum Financing
In October 2016, Sprint transferred certain directly held and third-party leased spectrum licenses (collectively, "Spectrum Portfolio") to wholly-owned bankruptcy-remote special purpose entities (collectively, "Spectrum Financing SPEs"). The Spectrum Portfolio, which represented approximately 14% of Sprint's total spectrum holdings on a MHz-pops basis, was used as collateral to raise an initial $3.5 billion in senior secured notes bearing interest at 3.36% per annum under a $7.0 billion program that permits Sprint to raise up to an additional $3.5 billion in senior secured notes, subject to certain conditions. The senior secured notes are repayable over a five-year term, with interest-only payments over the first four quarters and amortizing quarterly principal payments thereafter commencing December 2017 through September 2021. As of June 30, 2017, approximately $656 million of the total principal outstanding was classified as "Current portion of long-term debt, financing and capital lease obligations" in the consolidated balance sheets.
Sprint Communications simultaneously entered into a long-term lease with the Spectrum Financing SPEs for the ongoing use of the Spectrum Portfolio. Sprint Communications is required to make monthly lease payments to the Spectrum Financing SPEs at a market rate. The lease payments, which are guaranteed by certain subsidiaries of Sprint Communications, are sufficient to service the senior secured notes and the lease also constitutes collateral for the senior secured notes. As the Spectrum Financing SPEs are wholly-owned Sprint subsidiaries, these entities are consolidated and all intercompany activity has been eliminated.
Each Spectrum Financing SPE is a separate legal entity with its own separate creditors who will be entitled, prior to and upon the liquidation of the Spectrum Financing SPE, to be satisfied out of the Spectrum Financing SPE's assets prior to any assets of the Spectrum Financing SPE becoming available to Sprint. Accordingly, the assets of the Spectrum Financing SPE are not available to satisfy the debts and other obligations owed to other creditors of Sprint until the obligations of the Spectrum Financing SPEs under the spectrum-backed senior secured notes are paid in full.
Long-Term Debt
During the three-month period ended June 30, 2017, pursuant to a cash tender offer, Sprint Communications retired $388 million principal amount of its outstanding 8.375% Notes due 2017 and $1.2 billion principal amount of its outstanding 9.000% Guaranteed Notes due 2018.
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

Export Development Canada (EDC) Agreement
As of June 30, 2017, the EDC agreement provided for security and covenant terms similar to our secured term loan and revolving bank credit facility. However, under the terms of the EDC agreement, repayments of outstanding amounts cannot be redrawn. As of June 30, 2017, the total principal amount of our borrowings under the EDC facility was $300 million.
Secured Equipment Credit Facilities
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provides for the ability to borrow up to $800 million to finance network equipment-related purchases from Nokia Solutions and Networks US LLC, USA. The facility has one tranche remaining and available for borrowing through October 2017. Such borrowings are contingent upon the amount and timing of network-related purchases made by Sprint. During the three-month period ended June 30, 2017, we drew $92 million and made principal repayments totaling $57 million on the facility, resulting in a total principal amount of $175 million outstanding as of June 30, 2017.
K-sure
The K-sure secured equipment credit facility provides for the ability to borrow up to $750 million to finance network equipment-related purchases from Samsung Telecommunications America, LLC. The facility can be divided in up to three consecutive tranches of varying size with borrowings available until May 2018, contingent upon the amount of network-related purchases made by Sprint. During the three-month period ended June 30, 2017, we made principal repayments totaling $33 million on the facility, resulting in a total principal amount of $226 million outstanding as of June 30, 2017.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provided for the ability to borrow up to $250 million to finance network equipment-related purchases from Alcatel-Lucent USA Inc. During the three-month period ended June 30, 2017, we made principal repayments totaling $3 million on the facility, resulting in a total principal amount of $29 million outstanding as of June 30, 2017. At the end of the quarter, our ability to borrow the remaining, undrawn portion of the facility had expired.
Borrowings under the Finnvera, K-sure and D/D secured equipment credit facilities are each secured by liens on the respective network equipment purchased pursuant to each facility's credit agreement. In addition, repayments of outstanding amounts borrowed under the secured equipment credit facilities cannot be redrawn. Each of these facilities is fully and unconditionally guaranteed by both Sprint Communications and Sprint Corporation.
As of June 30, 2017, our Leverage Ratio, as defined by our secured revolving bank credit facility was 3.6 to 1.0. Because our Leverage Ratio exceeded 2.5 to 1.0 at period end, we were restricted from paying cash dividends.
Liquidity and Capital Resources
As of June 30, 2017, our liquidity, including cash and cash equivalents, short-term investments, available borrowing capacity under our secured revolving bank credit facility and availability under our Receivables Facility was $8.7 billion. Our cash and cash equivalents and short-term investments totaled $6.8 billion as of June 30, 2017 compared to $8.3 billion as of March 31, 2017. As of June 30, 2017, we had availability of approximately $1.8 billion under the secured revolving bank credit facility. Amounts available under our Receivables Facility as of June 30, 2017 totaled $110 million.
In addition, we had a combined available borrowing capacity of $855 million under our Finnvera and K-sure secured equipment credit facilities as of June 30, 2017. However, utilization of these facilities is dependent upon the amount and timing of network-related purchases from the applicable suppliers as well as the period of time remaining to complete any further borrowings available under each facility.
As of June 30, 2017, we offered two device financing programs that allow subscribers to forgo traditional service contracts and pay less upfront for devices in exchange for lower monthly service fees, early upgrade options, or both. While a majority of the revenue associated with the installment sales program is recognized at the time of sale along with the related cost of products, lease revenue associated with our leasing program is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value generally over the lease term, which creates a positive impact to Wireless segment earnings. If the mix of leased devices continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase. The installment billing and leasing programs will continue to require a greater use of operating cash flows in the earlier part of the contracts as the subscriber will generally pay less upfront than the traditional subsidy program because they are financing the device. The Receivables Facility and our relationship with MLS were established as mechanisms to mitigate the use of cash from purchasing devices from OEMs to fulfill our installment billing and leasing programs.
To meet our liquidity requirements, we look to a variety of sources. In addition to our existing cash and cash equivalents, short-term investments, and cash generated from operating activities, we raise funds as necessary from external sources. We rely on our ability to issue debt and equity securities, the ability to access other forms of financing, including debt financing, some of which is secured by our assets, proceeds from the sale of certain accounts receivable and future lease receivables, proceeds from future sale-leaseback transactions, such as spectrum and equipment, and the borrowing capacity available under our credit facilities to support our short- and long-term liquidity requirements. We believe our existing available liquidity and cash flows from operations will be sufficient to meet our funding requirements over the next twelve months, including debt service requirements and other significant future contractual obligations.
To maintain an adequate amount of available liquidity and execute our current business plan, which includes, among other things, network deployment and maintenance, subscriber growth, data usage capacity needs and the expected achievement of a cost structure intended to improve profitability and to meet our long-term debt service requirements and other significant future contractual obligations, we will need to continue to raise additional funds from external sources. Possible future financing sources include, among others, additional receivables financing transactions and additional issuances of spectrum-backed notes. In addition, we are pursuing extended payment terms and increased facilities with certain vendors. If we are unable to obtain external funding, execute on our cost reduction initiatives, or are not successful in attracting valuable subscribers such as postpaid handset subscribers, our operations would be adversely affected, which may lead to defaults under certain of our borrowings.
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

•	cash needs related to our installment billing and device leasing programs;

•	availability under the Receivables Facility, which terminates in November 2018;

•	availability of our $2.0 billion secured revolving bank credit facility, which expires in February 2021, less outstanding letters of credit;

•	remaining availability of approximately $855 million of our secured equipment credit facilities for eligible capital expenditures, and any corresponding principal, interest, and fee payments;

•	scheduled principal payments on debt, credit facilities and financing obligations, including approximately $20.2 billion coming due over the next five years;

•	raising additional funds from external sources;

•	the expected use of cash and cash equivalents in the near-term;

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
The outlooks and credit ratings from Moody's Investor Service, Standard & Poor's Ratings Services, and Fitch Ratings for certain of Sprint Corporation's outstanding obligations were:

Rating
Rating Agency	Issuer Rating	Unsecured Notes	Guaranteed Notes	Secured Bank Credit Facility	Spectrum Notes	Outlook
Moody's	B2	B3	B1	Ba2	Baa2	Stable
Standard and Poor's	B	B	B+	BB-	N/A	Stable
Fitch	B+	B+	BB	BB+	BBB	Stable

FUTURE CONTRACTUAL OBLIGATIONS
There have been no significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2017 other than with respect to the retirement of certain notes of Sprint Communications pursuant to the cash tender offer described in Note 8. Long-Term Debt, Financing and Capital Lease Obligations. Below is a graph depicting our future principal maturities of debt as of June 30, 2017.* This table excludes (i) our $2.0 billion secured revolving bank credit facility, which will expire in 2021 and has no outstanding balance, (ii) $192 million in letters of credit outstanding under the secured revolving bank credit facility, (iii) $541 million of capital leases and other obligations, and (iv) net premiums and debt financing costs.

OFF-BALANCE SHEET FINANCING
As of June 30, 2017, we did not participate in, or secure, financings for any unconsolidated special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Sprint applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with U.S. GAAP. Inherent in such policies are certain key assumptions and estimates made by management. Management regularly updates its estimates used in the preparation of the consolidated financial statements based on its latest assessment of the current and projected business and general economic environment. Additional information regarding the Company's Critical Accounting Policies and Estimates is included in Item 7. of the Company's Annual Report on Form 10-K for the year ended March 31, 2017.

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
Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•
our ability to continue to obtain additional financing, including receivables facilities and monetizing certain of our assets, including those under our existing or future programs to monetize a portion of our network or spectrum holdings, or to modify the terms of our existing financing, on terms acceptable to us, or at all;

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

•
the impact of device financing programs, including leasing of handsets; the impact of purchase commitments; the overall demand for our service plans; and the impact of new, emerging, and competing technologies on our business;

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

•
other risks referenced from time to time in this report and other filings of ours with the SEC, including Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended March 31, 2017.

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
We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and equity prices. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our Annual Report on Form 10-K for the year ended March 31, 2017.

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
In connection with the preparation of this Quarterly Report on Form 10-Q as of June 30, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of June 30, 2017 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Sprint Communications is also a defendant in a complaint filed by several stockholders of Clearwire Corporation (Clearwire) asserting claims for breach of fiduciary duty by Sprint Communications, and related claims and otherwise challenging the Clearwire acquisition. ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., was filed April 26, 2013, in Chancery Court in Delaware. Plaintiffs in the ACP Master, LTD suit have also filed suit requesting an appraisal of the fair value of their Clearwire stock. Trial of those cases took place in October and November 2016; the parties have submitted their post-trial briefing, and oral argument was held on April 25, 2017. On July 21, 2017, the Delaware Chancery Court ruled in Sprint's favor in both cases. It found no breach of fiduciary duty, and determined the value of Clearwire shares under the Delaware appraisal statute to be $2.13 per share plus statutory interest.
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us or our subsidiaries. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. During the quarter ended June 30, 2017, there were no material developments in the status of these legal proceedings.

Item 1A.	Risk Factors
There have been no material changes to our risk factors as described in our Annual Report on Form 10-K for the year ended March 31, 2017.

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
After the merger with SoftBank, SoftBank acquired control of Sprint. During the three-month period ended June 30, 2017, SoftBank, through one of its non-U.S. subsidiaries, provided roaming services in Iran through Telecommunications Services Company (MTN Irancell), which is or may be a government-controlled entity. During such period, SoftBank had no gross revenues from such services and no net profit was generated. This subsidiary also provided telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the three-month period ended June 30, 2017, SoftBank estimates that gross revenues and net profit generated by such services were both under $500. Sprint was not involved in, and did not receive any revenue from, any of these activities. These activities have been conducted in accordance with applicable laws and regulations, and they are not sanctionable under U.S. or Japanese law. Accordingly, with respect to Telecommunications Services Company (MTN Irancell), the relevant SoftBank subsidiary intends to continue such activities. With respect to services provided to accounts affiliated with the Embassy of Iran in Japan, the relevant SoftBank subsidiary is obligated under contract to continue such services.
In addition, during the three-month period ended June 30, 2017 SoftBank, through one of its non-U.S. indirect subsidiaries, provided office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenue and net profit generated by such services were under $1,000 and $200, respectively. Sprint was not involved in, and did not receive any revenue from any of these activities. Accordingly, the relevant SoftBank subsidiary intends to continue such activities.

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
Date: August 3, 2017

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

(4) Instruments Defining the Rights of Security Holders, including Indentures

4.1
Twelfth Supplemental Indenture, dated as of June 30, 2017, by and among Sprint Communications, Inc., The Bank of New York Mellon Trust Company, N.A., as trustee, and a subsidiary of Sprint Corporation as a new guarantor
*

(10) Material Contracts

10.1	Employment Agreement, dated April 13, 2017, by and between Sprint Corporation and Yuriko Ishihara					*
10.2	Form of Turnaround Incentive Award Agreement (awarding performance-based restricted stock units) under the 2015 Amended and Restated Omnibus Incentive Plan					*
10.3
Form of Award Agreement (awarding stock options) under the 2015 Amended and Restated Omnibus Incentive Plan with covenants and restrictions to executive officers without special compensation arrangements

*
10.4	Form of Award Agreement (awarding stock options) under the 2015 Amended and Restated Omnibus Incentive Plan with covenants and restrictions to executive officers with special compensation arrangements					*
10.5	Form of Award Agreement (awarding restricted stock units) under the 2015 Amended and Restated Omnibus Incentive Plan with covenants and restrictions to executive officers					*
10.6	Form of Award Agreement (awarding performance-based restricted stock units) under the 2015 Amended and Restated Omnibus Incentive Plan with covenants and restrictions to executive officers					*

(12) Statement re Computation of Ratios

12	Computation of Ratio of Earnings to Fixed Charges					*

(31) and (32) Officer Certifications

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
_________________

*	Filed or furnished, as required.