Form 10-Q
period 2017-09-30
SPRINT Corp
filed 2017-11-02
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-Q
—————————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
COMMON SHARES OUTSTANDING AT OCTOBER 30, 2017:

Sprint Corporation Common Stock	4,000,345,604

SPRINT CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2017	2017
	(in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,802	$2,870
Short-term investments	1,610	5,444
Accounts and notes receivable, net of allowance for doubtful accounts and deferred interest of $350 and $354, respectively	4,118	4,138
Device and accessory inventory	751	1,064
Prepaid expenses and other current assets	654	601
Total current assets	11,935	14,117
Property, plant and equipment, net	18,901	19,209
Intangible assets
Goodwill	6,578	6,579
FCC licenses and other	41,072	40,585
Definite-lived intangible assets, net	2,848	3,320
Other assets	1,132	1,313
Total assets	$82,466	$85,123
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,947	$3,281
Accrued expenses and other current liabilities	3,808	4,141
Current portion of long-term debt, financing and capital lease obligations	4,142	5,036
Total current liabilities	10,897	12,458
Long-term debt, financing and capital lease obligations	34,236	35,878
Deferred tax liabilities	14,780	14,416
Other liabilities	3,533	3,563
Total liabilities	63,446	66,315
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.01 per share, 9.0 billion authorized, 4.001 billion and 3.989 billion issued, respectively	40	40
Paid-in capital	27,807	27,756
Treasury shares, at cost	(9)	—
Accumulated deficit	(8,426)	(8,584)
Accumulated other comprehensive loss	(392)	(404)
Total stockholders' equity	19,020	18,808
Total liabilities and stockholders' equity	$82,466	$85,123
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions, except per share amounts)
Net operating revenues:
Service	$5,967	$6,413	$12,038	$12,929
Equipment	1,960	1,834	4,046	3,330
	7,927	8,247	16,084	16,259
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	1,698	2,101	3,407	4,200
Cost of products (exclusive of depreciation and amortization included below)	1,404	1,693	2,949	3,112
Selling, general and administrative	2,013	1,995	3,951	3,912
Severance and exit costs	—	(5)	—	11
Depreciation	1,885	1,710	3,716	3,390
Amortization	209	271	432	558
Other, net	117	(140)	(135)	93
	7,326	7,625	14,320	15,276
Operating income	601	622	1,764	983
Other (expense) income:
Interest expense	(595)	(630)	(1,208)	(1,245)
Other income (expense), net	44	(15)	(8)	(7)
	(551)	(645)	(1,216)	(1,252)
Income (loss) before income taxes	50	(23)	548	(269)
Income tax expense	(98)	(119)	(390)	(175)
Net (loss) income	$(48)	$(142)	$158	$(444)

Basic net (loss) income per common share	$(0.01)	$(0.04)	$0.04	$(0.11)
Diluted net (loss) income per common share	$(0.01)	$(0.04)	$0.04	$(0.11)
Basic weighted average common shares outstanding	3,998	3,979	3,996	3,977
Diluted weighted average common shares outstanding	3,998	3,979	4,080	3,977

Other comprehensive (loss) income, net of tax:
Net unrealized holding gains on securities and other	$13	$7	$18	$5
Net unrealized holding gains (losses) on derivatives	2	—	(7)	—
Net unrecognized net periodic pension and other postretirement benefits	1	1	1	2
Other comprehensive gain	16	8	12	7
Comprehensive (loss) income	$(32)	$(134)	$170	$(437)
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,
	2017	2016
	(in millions)
Cash flows from operating activities:
Net income (loss)	$158	$(444)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,148	3,948
Provision for losses on accounts receivable	199	232
Share-based and long-term incentive compensation expense	87	29
Deferred income tax expense	364	157
Gains from asset dispositions and exchanges	(479)	(354)
Call premiums paid on debt redemptions	(129)	—
Loss on early extinguishment of debt	65	—
Amortization of long-term debt premiums, net	(90)	(159)
Loss on disposal of property, plant and equipment	410	231
Contract terminations	(5)	96
Other changes in assets and liabilities:
Accounts and notes receivable	(179)	(126)
Deferred purchase price from sale of receivables	—	(400)
Inventories and other current assets	(1,459)	(892)
Accounts payable and other current liabilities	(161)	(195)
Non-current assets and liabilities, net	183	(205)
Other, net	127	332
Net cash provided by operating activities	3,239	2,250
Cash flows from investing activities:
Capital expenditures - network and other	(1,803)	(943)
Capital expenditures - leased devices	(1,105)	(763)
Expenditures relating to FCC licenses	(19)	(32)
Proceeds from sales and maturities of short-term investments	5,582	1,122
Purchases of short-term investments	(1,748)	(2,772)
Proceeds from sales of assets and FCC licenses	218	66
Other, net	(1)	(36)
Net cash provided by (used in) investing activities	1,124	(3,358)
Cash flows from financing activities:
Proceeds from debt and financings	1,860	3,278
Repayments of debt, financing and capital lease obligations	(4,261)	(667)
Debt financing costs	(9)	(175)
Other, net	(21)	37
Net cash (used in) provided by financing activities	(2,431)	2,473
Net increase in cash and cash equivalents	1,932	1,365
Cash and cash equivalents, beginning of period	2,870	2,641
Cash and cash equivalents, end of period	$4,802	$4,006
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in millions)

	Common Stock		Paid-in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, March 31, 2017	3,989	$40	$27,756	—	$—	$(8,584)	$(404)	$18,808
Net income						158		158
Other comprehensive gain, net of tax							12	12
Issuance of common stock, net	11		10	1	(9)			1
Share-based compensation expense			87					87
Capital contribution by SoftBank			5					5
Other, net			(51)					(51)
Balance, September 30, 2017	4,000	$40	$27,807	1	$(9)	$(8,426)	$(392)	$19,020

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
In July 2015, the FASB issued authoritative guidance regarding Inventory, which simplifies the subsequent measurement of certain inventories by replacing today’s lower of cost or market test with a lower of cost and net realizable value test. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard is effective for the Company’s fiscal year beginning April 1, 2017, including interim periods within this fiscal year, and the adoption of this guidance did not have a material impact on our consolidated financial statements.
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
In August 2016, the FASB issued authoritative guidance regarding Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. It provides guidance on eight specific cash flow issues. The standard will be effective for the Company for its fiscal year beginning April 1, 2018, including interim periods within that fiscal year, with early adoption permitted and retrospective application required. The Company is currently evaluating the guidance and assessing the impact it will have on our consolidated financial statements.
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
In November 2016, the FASB issued authoritative guidance regarding Statement of Cash Flows: Restricted Cash, requiring that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard will be effective for the Company’s fiscal year beginning April 1, 2018, including interim reporting periods within that fiscal year, with early adoption permitted and retrospective application required. The Company does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
In January 2017, the FASB issued authoritative guidance regarding Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the goodwill impairment test by eliminating the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (Step 2 of the test), but rather to record an impairment charge based on the excess of the carrying value over its fair value. The standard will be effective for the

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Company’s annual goodwill impairment test in the fiscal year beginning April 1, 2020, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In August 2017, the FASB issued authoritative guidance regarding Derivatives and Hedging, which provided targeted improvements and simplifications to accounting for hedging activities and applies to entities that elect to apply hedge accounting in accordance with current U.S. GAAP. The amendments will be effective for the Company’s fiscal year beginning April 1, 2019, and for interim periods within that fiscal year, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Note 3.	Installment Receivables
Certain subscribers have the option to pay for their devices in installments, generally up to a 24-month period. Short-term installment receivables are recorded in "Accounts and notes receivable, net" and long-term installment receivables are recorded in "Other assets" in the consolidated balance sheets. From October 2015 to February 2017, installment receivables sold to unaffiliated third parties (the Purchasers) were treated as a sale of financial assets and we derecognized these receivables, as well as the related allowances. As a result of our Accounts Receivable Facility (Receivables Facility) being amended in February 2017, all proceeds received from the Purchasers in exchange for our installment receivables are now recorded as borrowings (see Note 8. Long-Term Debt, Financing and Capital Lease Obligations).
The following table summarizes the installment receivables:

	September 30, 2017	March 31, 2017
	(in millions)
Installment receivables, gross	$2,017	$2,270
Deferred interest	(157)	(207)
Installment receivables, net of deferred interest	1,860	2,063
Allowance for credit losses	(277)	(299)
Installment receivables, net	$1,583	$1,764

Classified on the consolidated balance sheets as:
Accounts and notes receivable, net	$1,269	$1,195
Other assets	314	569
Installment receivables, net	$1,583	$1,764
The balance and aging of installment receivables on a gross basis by credit category were as follows:

	September 30, 2017			March 31, 2017
	Prime	Subprime	Total	Prime	Subprime	Total
	(in millions)			(in millions)
Unbilled	$1,354	$507	$1,861	$1,501	$619	$2,120
Billed - current	75	35	110	74	36	110
Billed - past due	23	23	46	20	20	40
Installment receivables, gross	$1,452	$565	$2,017	$1,595	$675	$2,270

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Activity in the deferred interest and allowance for credit losses for the installment receivables was as follows:

	Six Months Ended	Twelve Months Ended
	September 30, 2017	March 31, 2017
	(in millions)
Deferred interest and allowance for credit losses, beginning of period	$506	$—
Bad debt expense	97	61
Write-offs, net of recoveries	(119)	(28)
Change in deferred interest on short-term and long-term installment receivables	(50)	8
Recognition of deferred interest and allowance for credit losses	—	465
Deferred interest and allowance for credit losses, end of period	$434	$506

Note 4.	Financial Instruments
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
The carrying amount of cash equivalents, accounts and notes receivable, and accounts payable approximates fair value. Short-term investments are recorded at amortized cost and the respective carrying amounts approximate fair value primarily using quoted prices in active markets. Short-term investments totaled $1.6 billion and $5.4 billion and consisted of approximately $1.1 billion and $3.0 billion of time deposits and $500 million and $2.4 billion of commercial paper as of September 30, 2017 and March 31, 2017, respectively. The fair value of marketable equity securities totaling $53 million and $46 million as of September 30, 2017 and March 31, 2017, respectively, are measured on a recurring basis using quoted prices in active markets.
Except for our financing transaction for the Handset Sale-Leaseback (Tranche 2) with Mobile Leasing Solutions, LLC (MLS) (see Note 8. Long-Term Debt, Financing and Capital Lease Obligations), current and long-term debt and our other financings are carried at amortized cost. The Company elected to measure the financing obligation with MLS at fair value as a means to better reflect the economic substance of the arrangement. The Tranche 2 financing obligation, which amounted to $58 million as of September 30, 2017 and is reported in "Current portion of long-term debt, financing and capital lease obligations" in our consolidated balance sheets, is the only eligible financial instrument for which we have elected the fair value option.
The fair value of the financing obligation, which was determined at the outset of the arrangement using a discounted cash flow model, was derived by unobservable inputs such as customer churn rates, customer upgrade probabilities, and the likelihood that Sprint will elect the exchange option versus the termination option upon a customer upgrade. Any gains or losses resulting from changes in the fair value of the financing obligation are included in “Other income (expense), net” in the consolidated statements of comprehensive (loss) income. During the three and six-month periods ended September 30, 2017, there was no material change in the fair value of the financing obligation. During the six-month period ended September 30, 2017, we made principal repayments and non-cash adjustments totaling $327 million to MLS. In addition to the financing obligation with MLS, the remaining debt for which estimated fair value is determined based on unobservable inputs primarily represents borrowings under our secured equipment credit facilities, network equipment sale-leaseback, and sales of receivables under our Receivables Facility (see Note 8. Long-Term Debt, Financing and Capital Lease Obligations). The carrying amounts associated with these borrowings approximate fair value.
The estimated fair value of the majority of our current and long-term debt, excluding our secured equipment credit facilities, sold wireless service, installment billing and future receivables, and borrowings under our network equipment sale-leaseback and Tranche 2 transactions, is determined based on quoted prices in active markets or by using other observable inputs that are derived principally from, or corroborated by, observable market data.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents carrying amounts and estimated fair values of current and long-term debt and financing obligations:

	Carrying amount at September 30, 2017	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt and financing obligations	$38,174	$32,908	$3,029	$5,584	$41,521

	Carrying amount at March 31, 2017	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt and financing obligations	$40,581	$33,196	$4,352	$5,468	$43,016

Note 5.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment and other long-lived assets used to provide service to our subscribers. Non-cash accruals included in property, plant and equipment (excluding leased devices) totaled $360 million and $310 million as of September 30, 2017 and 2016, respectively.
The following table presents the components of property, plant and equipment and the related accumulated depreciation:

	September 30, 2017	March 31, 2017
	(in millions)
Land	$259	$260
Network equipment, site costs and related software	21,889	21,693
Buildings and improvements	806	818
Non-network internal use software, office equipment, leased devices and other	9,674	8,625
Construction in progress	2,408	2,316
Less: accumulated depreciation	(16,135)	(14,503)
Property, plant and equipment, net	$18,901	$19,209
Sprint offers a leasing program to its customers whereby qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to turn in the device, continue leasing the device, or purchase the device. As of September 30, 2017, substantially all of our device leases were classified as operating leases. Lease revenue associated with devices subject to operating leases, which is included in equipment revenue, was $966 million, $1.9 billion, $811 million and $1.6 billion for the three and six-month periods ended September 30, 2017 and 2016, respectively.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents leased devices and the related accumulated depreciation:

	September 30, 2017	March 31, 2017
	(in millions)
Leased devices	$8,214	$7,276
Less: accumulated depreciation	(3,505)	(3,114)
Leased devices, net	$4,709	$4,162
During the six-month periods ended September 30, 2017 and 2016, there were non-cash transfers to leased devices of approximately $1.9 billion and $1.2 billion, respectively, along with a corresponding decrease in "Device and accessory inventory" for devices leased through our direct channel. Non-cash accruals included in leased devices totaled $210 million and $96 million as of September 30, 2017 and 2016, respectively, for devices purchased from indirect dealers that were leased to our subscribers. Depreciation expense incurred on all leased devices was $888 million and $1.7 billion for the three and six-month periods ended September 30, 2017, respectively, and $724 million and $1.4 billion for the same periods in 2016, respectively.
During the three and six-month periods ended September 30, 2017 and 2016, we recorded $117 million, $404 million, $111 million and $231 million, respectively, of loss on disposal of property, plant and equipment, net of recoveries, which is included in "Other, net" within Operating income in our consolidated statements of comprehensive (loss) income. Net losses that resulted from the write-off of leased devices are primarily associated with lease cancellations prior to the scheduled customer lease terms where customers did not return the devices to us were $112 million, $224 million, $111 million, and $231 million for the three and six-month periods ended September 30, 2017 and 2016, respectively. In addition, during the six-month period ended September 30, 2017, losses totaling $180 million were related to $181 million of cell site construction costs that are no longer recoverable as a result of changes in our network plans during the three-month period ended June 30, 2017 and $5 million of hurricane-related charges during the three-month period ended September 30, 2017, offset by a $6 million gain.

Note 6.	Intangible Assets
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist of FCC licenses, which were acquired primarily through FCC auctions and business combinations, certain of our trademarks, and goodwill. At September 30, 2017, we held 800 MHz, 1.9 GHz and 2.5 GHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. Accordingly, we have concluded that FCC licenses are indefinite-lived intangible assets. Our Sprint and Boost Mobile trademarks have also been identified as indefinite-lived intangible assets. Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations.
The following provides the activity of indefinite-lived intangible assets within the consolidated balance sheets:

	March 31, 2017	Net Additions (Reductions)		September 30, 2017
	(in millions)
FCC licenses	$36,550	$487	(1)	$37,037
Trademarks	4,035	—		4,035
Goodwill	6,579	(1)		6,578
	$47,164	$486		$47,650
_________________

(1)	Net additions within FCC licenses include a $479 million increase from spectrum license exchanges described below during the six-month period ended September 30, 2017.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Spectrum License Exchanges
In the first quarter of fiscal year 2017, we exchanged certain spectrum licenses with other carriers in non-cash transactions. As a result, we recorded a non-cash gain of $479 million, which represented the difference between the fair value and the net book value of the spectrum transferred to the other carriers. The gain was recorded in "Other, net" within Operating income in the consolidated statements of comprehensive (loss) income for the six-month period ended September 30, 2017.
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
Intangible Assets Subject to Amortization
Customer relationships are amortized using the sum-of-the-months' digits method, while all other definite-lived intangible assets are amortized using the straight-line method over the estimated useful lives of the respective assets. We reduce the gross carrying value and associated accumulated amortization when specified intangible assets become fully amortized. Amortization expense related to favorable spectrum and tower leases is recognized in "Cost of services" in our consolidated statements of comprehensive (loss) income.

		September 30, 2017			March 31, 2017
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)
Customer relationships	8 years	$6,561	$(5,103)	$1,458	$6,923	$(5,053)	$1,870
Other intangible assets:
Favorable spectrum leases	23 years	861	(154)	707	869	(138)	731
Favorable tower leases	7 years	589	(414)	175	589	(386)	203
Trademarks	34 years	520	(66)	454	520	(58)	462
Other	10 years	96	(42)	54	91	(37)	54
Total other intangible assets		2,066	(676)	1,390	2,069	(619)	1,450
Total definite-lived intangible assets		$8,627	$(5,779)	$2,848	$8,992	$(5,672)	$3,320

Note 7.	Accounts Payable
Accounts payable at September 30, 2017 and March 31, 2017 include liabilities in the amounts of $69 million for both periods for payments issued in excess of associated bank balances but not yet presented for collection.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates			Maturities			September 30, 2017	March 31, 2017
							(in millions)
Notes
Senior notes
Sprint Corporation	7.13	-	7.88%	2021	-	2025	$10,500	$10,500
Sprint Communications, Inc.	6.00	-	11.50%	2020	-	2022	4,780	6,080
Sprint Capital Corporation	6.88	-	8.75%	2019	-	2032	6,204	6,204
Senior secured notes
Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC	3.36%			2021			3,500	3,500
Sprint Communications, Inc.	9.25%			2022			200	200
Guaranteed notes
Sprint Communications, Inc.	7.00	-	9.00%	2018	-	2020	2,800	4,000
Exchangeable notes
Clearwire Communications LLC (1)	8.25%			2017			629	629
Credit facilities
Secured revolving bank credit facility	3.75%			2021			—	—
Secured term loan	3.75%			2024			3,980	4,000
Export Development Canada (EDC)	3.74%			2019			300	300
Secured equipment credit facilities	2.58	-	3.38%	2020	-	2021	552	431
Accounts receivable facility	2.25	-	2.50%	2018			2,393	1,964
Financing obligations, capital lease and other obligations	2.35	-	10.51%	2017	-	2024	2,544	3,016
Net premiums and debt financing costs							(4)	90
							38,378	40,914
Less current portion							(4,142)	(5,036)
Long-term debt, financing and capital lease obligations							$34,236	$35,878
_________________

(1)
The exchangeable notes of Clearwire Communications LLC are guaranteed by certain Clearwire subsidiaries. Pursuant to notice given to holders during October 2017, and in accordance with the issuer's right of redemption, all of the exchangeable notes outstanding will, on December 1, 2017, be redeemed for 100% of their par value plus accrued interest.

As of September 30, 2017, Sprint Corporation, the parent corporation, had $10.5 billion in aggregate principal amount of senior notes outstanding. In addition, as of September 30, 2017, the outstanding principal amount of the senior notes issued by Sprint Communications and Sprint Capital Corporation, the senior secured notes issued by Sprint Communications, the guaranteed notes issued by Sprint Communications, the exchangeable notes issued by Clearwire Communications LLC, Sprint Communications' secured term loan and secured revolving bank credit facility, the EDC agreement, the secured equipment credit facilities, the Receivables Facility, the Handset Sale-Leaseback Tranche 2 (subject to a cap of 20% of the aggregate cash purchase price), and certain other obligations collectively totaled $22.1 billion in principal amount of our long-term debt. Sprint Corporation fully and unconditionally guaranteed such indebtedness, which was issued by 100% owned subsidiaries. Although certain financing agreements restrict the ability of Sprint Communications and its subsidiaries to distribute cash to Sprint Corporation, the ability of the subsidiaries to distribute cash to their respective parents, including to Sprint Communications, is generally not restricted.
Cash interest payments, net of amounts capitalized of $28 million and $20 million during the six-month periods ended September 30, 2017 and 2016, respectively, totaled $1.3 billion during each of the six-month periods ended September 30, 2017 and 2016.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Notes
As of September 30, 2017, our outstanding notes consisted of senior notes, guaranteed notes, and exchangeable notes, all of which are unsecured, as well as senior secured notes associated with our spectrum financing transaction and senior secured notes issued by Sprint Communications. Cash interest on all of the notes is generally payable semi-annually in arrears with the exception of the spectrum financing senior secured notes, which is payable quarterly. As of September 30, 2017, $27.8 billion aggregate principal amount of the notes was redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.
As of September 30, 2017, $21.6 billion aggregate principal amount of our senior notes, senior secured notes, and guaranteed notes provided holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in the applicable indentures and supplemental indentures) occurs.
In October 2017, holders of the Clearwire Communications LLC exchangeable notes were notified that the issuer will redeem all of the outstanding exchangeable notes on December 1, 2017 pursuant to the terms of the exchangeable notes indenture, which provides that the notes can be tendered at the holder's option or called at our option on or after that date, in each case for 100% of the par value plus accrued interest. As a result, the entire balance of notes outstanding under this indenture has been classified as a current debt obligation.
During the three-month period ended June 30, 2017, pursuant to a cash tender offer, Sprint Communications retired $388 million principal amount of its outstanding 8.375% Notes due 2017 and $1.2 billion principal amount of its outstanding 9.000% Guaranteed Notes due 2018. We incurred costs of $129 million, which consisted of call redemption premiums and tender expenses, and removed unamortized premiums of $64 million associated with these retirements resulting in a loss on early extinguishment of debt of $65 million, which is included in "Other income (expense), net" in our consolidated statements of comprehensive (loss) income. In addition, during the three-month period ended September 30, 2017, Sprint Communications retired the remaining $912 million principal amount of its outstanding 8.375% Notes due August 2017.
Spectrum Financing
In October 2016, Sprint transferred certain directly held and third-party leased spectrum licenses (collectively, Spectrum Portfolio) to wholly-owned bankruptcy-remote special purpose entities (collectively, Spectrum Financing SPEs). The Spectrum Portfolio, which represented approximately 14% of Sprint's total spectrum holdings on a MHz-pops basis, was used as collateral to raise an initial $3.5 billion in senior secured notes bearing interest at 3.36% per annum under a $7.0 billion program that permits Sprint to raise up to an additional $3.5 billion in senior secured notes, subject to certain conditions. The senior secured notes are repayable over a five-year term, with interest-only payments over the first four quarters and amortizing quarterly principal payments thereafter commencing December 2017 through September 2021. As of September 30, 2017, approximately $875 million of the total principal outstanding was classified as "Current portion of long-term debt, financing and capital lease obligations" in the consolidated balance sheets.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Credit Facilities
Unsecured Credit Facility Commitment
During the three-month period ended September 30, 2017, Sprint Communications entered into a commitment letter with a group of banks to provide an unsecured credit facility in an aggregate principal amount up to $3.2 billion. Draws on the unsecured credit facility would bear interest at a rate equal to either the London Interbank Offered Rate (LIBOR) plus a percentage that varies depending on the days elapsed since the effective date of the facility (1.25% to 4.25% per annum), or base rate, as defined in the commitment letter, plus a percentage that varies depending on the days elapsed since the effective date of the facility (0.25% to 3.25% per annum). Commitments will be reduced by an amount equal to the proceeds from the sales of certain assets and will terminate upon certain debt issuances or sales of equity securities. Amounts borrowed and repaid cannot be redrawn and the unsecured credit facility, if executed, will terminate in March 2019. As of September 30, 2017, the unsecured credit facility had not been executed and thus no amounts have been drawn.
Secured Term Loan and Revolving Bank Credit Facility
On February 3, 2017, we entered into a credit agreement for $6.0 billion, consisting of a $4.0 billion, seven-year secured term loan that matures in February 2024 and a $2.0 billion secured revolving bank credit facility that expires in February 2021. As of September 30, 2017, approximately $178 million in letters of credit were outstanding under the secured revolving bank credit facility, including the letter of credit required by the Report and Order (see Note 11. Commitments and Contingencies). As a result of the outstanding letters of credit, which directly reduce the availability of borrowings, the Company had approximately $1.8 billion of borrowing capacity available under the secured revolving bank credit facility as of September 30, 2017. The bank credit facility requires a ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the bank credit facility (adjusted EBITDA), not to exceed 6.0 to 1.0 through the quarter ending December 31, 2017. After December 31, 2017, the Leverage Ratio declines on a scheduled basis until the ratio becomes fixed at 3.5 to 1.0 for the fiscal quarter ended March 31, 2020 and each fiscal quarter ending thereafter through expiration of the facility. The term loan has an interest rate equal to LIBOR plus 250 basis points and the secured revolving bank credit facility has an interest rate equal to LIBOR plus a spread that varies depending on the Leverage Ratio.
In consideration of the seven-year secured term loan, we entered into a five-year fixed-for-floating interest rate swap on a $2.0 billion notional amount that has been designated as a cash flow hedge. The effective portion of changes in fair value are recorded in "Other comprehensive (loss) income" in the consolidated statements of comprehensive (loss) income and the ineffective portion, if any, is recorded in current period earnings in the consolidated statements of comprehensive (loss) income as interest expense. The fair value of the interest rate swap was approximately $9 million as of September 30, 2017, which was recorded as a liability in the consolidated balance sheets.
EDC Agreement
As of September 30, 2017, the EDC agreement provided for security and covenant terms similar to our secured term loan and revolving bank credit facility. However, under the terms of the EDC agreement, repayments of outstanding amounts cannot be redrawn. As of September 30, 2017, the total principal amount of our borrowings under the EDC facility was $300 million.
Secured Equipment Credit Facilities
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provides for the ability to borrow up to $800 million to finance network equipment-related purchases from Nokia Solutions and Networks US LLC, USA. The facility has one tranche remaining and available for borrowing through October 2017. Such borrowings are contingent upon the amount and timing of network-related purchases made by Sprint. During the six-month period ended September 30, 2017, we drew $92 million and made principal repayments totaling $85 million on the facility, resulting in a total principal amount of $147 million outstanding as of September 30, 2017.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

K-sure
The K-sure secured equipment credit facility provides for the ability to borrow up to $750 million to finance network equipment-related purchases from Samsung Telecommunications America, LLC. The facility can be divided in up to three consecutive tranches of varying size. In September 2017, we amended the secured equipment credit facility to extend the borrowing availability through December 2018. Such borrowings are contingent upon the amount and timing of network-related purchases made by Sprint. During the six-month period ended September 30, 2017, we made principal repayments totaling $33 million on the facility, resulting in a total principal amount of $226 million outstanding as of September 30, 2017.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provided for the ability to borrow up to $250 million to finance network equipment-related purchases from Alcatel-Lucent USA Inc. In September 2017, we amended the secured equipment credit facility to restore previously expired commitments of $150 million. During the six-month period ended September 30, 2017, we drew $150 million and made principal repayments totaling $3 million on the facility, resulting in a total principal amount of $179 million outstanding as of September 30, 2017.
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
Accounts Receivable Facility
Transaction Overview
Our Receivables Facility provides us the opportunity to sell certain wireless service receivables, installment receivables, and future amounts due from customers who lease certain devices from us to the Purchasers. The maximum funding limit under the Receivables Facility is $4.3 billion. While we have the right to decide how much cash to receive from each sale, the maximum amount of cash available to us varies based on a number of factors and, as of September 30, 2017, represents approximately 50% of the total amount of the eligible receivables sold to the Purchasers. As of September 30, 2017, the total amount of borrowings under our Receivables Facility was $2.4 billion and the total amount available to be drawn was $3 million. In February 2017, the Receivables Facility was amended to extend the maturity date to November 2018. Additionally, Sprint gained effective control over the receivables transferred to the Purchasers by obtaining the right, under certain circumstances, to repurchase them. Subsequent to the February 2017 amendment, all proceeds received from the Purchasers in exchange for the transfer of our wireless service and installment receivables are recorded as borrowings and all cash inflows and outflows under the Receivables Facility are reported as financing activities in the consolidated statements of cash flows. In October 2017, the Receivables Facility was amended to, among other things, extend the maturity date to November 2019 and to reallocate the Purchasers' commitments between wireless service, installment and future lease receivables through May 2018 to 26%, 28% and 46%, respectively. After May 2018, the allocation of the Purchasers' commitments between wireless service, installment and future lease receivables will be 26%, 18% and 56%, respectively. During the six-month period ended September 30, 2017, we drew $1.6 billion and repaid $1.1 billion to the Purchasers.
Prior to the February 2017 amendment, wireless service and installment receivables sold to the Purchasers were treated as a sale of financial assets and we derecognized these receivables, as well as the related allowances, and recognized the net proceeds received in cash provided by operating activities in the consolidated statements of cash flows. The total proceeds from the sale of these receivables were comprised of a combination of cash and a deferred purchase price (DPP). The DPP was realized by us upon either the ultimate collection of the underlying receivables sold to the Purchasers or upon Sprint's election to receive additional advances in cash from the Purchasers subject to the total availability under the Receivables Facility. The fees associated with these sales were recognized in "Selling, general and administrative" in the consolidated statements of comprehensive (loss) income through the date of the February 2017 amendment. Subsequent to the February 2017 amendment, the sale of wireless service and installment receivables are reported as financings, which is consistent with our historical treatment for the sale of future lease receivables, and the associated fees are recognized as "Interest expense" in the consolidated statements of comprehensive (loss) income.

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
Transaction Structure
Sprint contributes certain wireless service, installment and future lease receivables, as well as the associated leased devices, to Sprint's wholly-owned consolidated bankruptcy-remote special purpose entities (SPEs). At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, installment and future lease receivables to Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life. As of September 30, 2017, wireless service and installment receivables contributed to the SPEs and included in "Accounts and notes receivable, net" in the consolidated balance sheets were $3.0 billion and the long-term portion of installment receivables included in "Other assets" in the consolidated balance sheets was $314 million. As of September 30, 2017, the net book value of devices contributed to the SPEs was approximately $3.5 billion.
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
Financing Obligations
Network Equipment Sale-Leaseback
In April 2016, Sprint sold and leased back certain network equipment to unrelated bankruptcy-remote special purpose entities (collectively, Network LeaseCo). The network equipment acquired by Network LeaseCo, which we consolidate, was used as collateral to raise approximately $2.2 billion in borrowings from external investors, including SoftBank Group Corp. (SoftBank). Principal and interest payments on the borrowings from the external investors will be repaid in staggered, unequal payments through January 2018. During the six-month period ended September 30, 2017, we made principal repayments totaling $117 million, resulting in a total principal amount of $1.8 billion outstanding as of September 30, 2017.
Network LeaseCo is a variable interest entity for which Sprint is the primary beneficiary. As a result, Sprint is required to consolidate Network LeaseCo and our consolidated financial statements include Network LeaseCo's debt and the related financing cash inflows. The network assets included in the transaction, which had a net book value of approximately $3.0 billion and consisted primarily of equipment located at cell towers, remain on Sprint's consolidated financial statements and continue to be depreciated over their respective estimated useful lives. As of September 30, 2017, these network assets had a net book value of approximately $2.0 billion.
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
Handset Sale-Leasebacks Tranche 2 (Tranche 2)
In May 2016, Sprint entered into Tranche 2. We transferred devices with a net book value of approximately $1.3 billion to MLS in exchange for cash proceeds totaling $1.1 billion and a DPP of $186 million. The proceeds were accounted for as a financing. Accordingly, the devices remain in "Property, plant and equipment, net" in the consolidated balance sheets and we continue to depreciate the assets to their estimated residual values over the respective customer lease terms. At September 30, 2017, the net book value of devices transferred to MLS was approximately $358 million. During the six-month period ended September 30, 2017, we made principal repayments and non-cash adjustments totaling $327 million to MLS, resulting in a total principal amount of $58 million outstanding as of September 30, 2017.
The proceeds received were reflected as cash provided by financing activities in the consolidated statements of cash flows and payments made to MLS will be reflected as principal repayments and interest expense. We have elected to account for the financing obligation at fair value. Accordingly, changes in the fair value of the financing obligation are recognized in "Other income (expense), net" in the consolidated statements of comprehensive (loss) income over the course of the arrangement.
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
In October 2017, Sprint terminated Tranche 2 and repaid all amounts outstanding.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Handset Sale-Leasebacks Tranche 1 (Tranche 1)
In December 2015, Sprint entered into Tranche 1. We recorded the sale, removed the devices from our balance sheet, and classified the leasebacks as operating leases. The cash proceeds received in the transaction were reflected as cash provided by investing activities in the consolidated statements of cash flows and payments made to MLS under the leaseback were reflected as "Cost of products" in the consolidated statements of comprehensive (loss) income. Rent expense related to MLS totaled $180 million and $377 million during the three and six-month periods ended September 30, 2016 and is reflected in cash flows from operations. In December 2016, Sprint terminated Tranche 1 by repurchasing the devices and related customer lease-end rights and obligations from MLS. Additionally, the leaseback was canceled and there are no further rental payments owed to MLS related to Tranche 1.
Tower Financing
We have approximately 3,000 cell sites that we sold and subsequently leased back during 2008. Terms extend through 2021, with renewal options for an additional 20 years. These cell sites continue to be reported as part of our "Property, plant and equipment, net" in our consolidated balance sheets due to our continued involvement with the property sold and the transaction is accounted for as a financing. The financing obligation as of September 30, 2017 is $171 million.
Capital Lease and Other Obligations
In May 2016, Sprint closed on a transaction with Shentel to acquire one of our wholesale partners, NTELOS Holdings Corporation (nTelos). The total consideration for this transaction included $181 million, on a net present value basis, of notes payable to Shentel. Sprint will satisfy its obligations under the notes payable over an expected term of five to six years, of which the remaining obligation is $153 million as of September 30, 2017. The remainder of our capital lease and other obligations of $323 million as of September 30, 2017 are primarily for the use of wireless network equipment.
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
As of September 30, 2017, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in the maturities being accelerated.
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
The following provides the activity in the severance and exit costs liability included in "Accounts payable," "Accrued expenses and other current liabilities" and "Other liabilities" within the consolidated balance sheets:

	March 31, 2017	Net (Benefit) Expense		Cash Payments and Other	September 30, 2017
	(in millions)
Lease exit costs	$249	$(9)	(1)	$(52)	$188
Severance costs	12	5	(2)	(9)	8
Access exit costs	40	4	(3)	(16)	28
	$301	$—		$(77)	$224
 _________________

(1)	For the six-month period ended September 30, 2017, we recognized a benefit of $9 million (Wireless only).

(2)	For the six-month period ended September 30, 2017, we recognized costs of $5 million ($3 million Wireless, $2 million Wireline).

(3)	For the six-month period ended September 30, 2017, we recognized costs of $4 million ($1 million Wireless, $3 million Wireline).

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

Note 10.	Income Taxes
The differences that caused our effective income tax rates to differ from the 35% U.S. federal statutory rate for income taxes were as follows:

	Six Months Ended September 30,
	2017	2016
	(in millions)
Income tax (expense) benefit at the federal statutory rate	$(192)	$94
Effect of:
State income taxes, net of federal income tax effect	(38)	5
State law changes, net of federal income tax effect	(27)	3
Increase deferred tax liability for business activity changes	(65)	—
Credit for increasing research activities	8	—
Tax benefit from organizational restructuring	—	42
Change in federal and state valuation allowance	(60)	(314)
Other, net	(16)	(5)
Income tax expense	$(390)	$(175)
Effective income tax rate	71.2%	(65.1)%
The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. However, our history of annual losses reduces our ability to rely on expectations of future income in evaluating the ability to realize our deferred tax assets. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. As a result, the Company recognized income tax expense to increase the valuation allowance by $60 million and $314 million during the six-month periods ended September 30, 2017 and 2016, respectively. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits.
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
Income tax expense of $390 million for the six-month period ended September 30, 2017 was primarily attributable to taxable temporary differences from the tax amortization of FCC licenses and tax expense on pre-tax gains from spectrum license exchanges during the period. We also increased our deferred state income tax liability by $65 million for changes in business activities causing us to become subject to income tax in additional tax jurisdictions. This resulted in a change in the measurement of the carrying value of our deferred tax liability on temporary differences, primarily FCC licenses. Income tax expense of $175 million for the six-month period ended September 30, 2016 was primarily attributable to taxable temporary differences from the tax amortization of FCC licenses and tax expense on pre-tax gains from spectrum license exchanges during the period, partially offset by tax benefits from the reversal of certain state income tax valuation allowance on deferred tax assets. As a result of organizational restructuring, which drove a sustained increase in the profitability of specific legal entities, we revised our estimate regarding the realizability of the involved entities’ deferred state tax assets and recorded a state tax benefit of $42 million. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. These temporary differences cannot be scheduled to reverse during the loss carryforward period against our deferred tax

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

assets. As a result, a valuation allowance is recorded against our loss carryforward and other excess deferred tax assets resulting in a net deferred tax expense.
As of September 30, 2017 and March 31, 2017, we maintained unrecognized tax benefits of $207 million and $190 million, respectively. Cash paid for income taxes, net, was $52 million and $31 million for the six-month periods ended September 30, 2017 and 2016, respectively.

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
On April 19, 2012, the New York Attorney General filed a complaint alleging that Sprint Communications has fraudulently failed to collect and pay more than $100 million in New York sales taxes on receipts from its sale of wireless telephone services since July 2005. The complaint also seeks recovery of triple damages under the State False Claims Act, as well as penalties and interest. Sprint Communications moved to dismiss the complaint on June 14, 2012. On July 1, 2013, the court entered an order denying the motion to dismiss in large part, although it did dismiss certain counts or parts of certain counts. Sprint Communications appealed that order and the intermediate appellate court affirmed the order of the trial court. On October 20, 2015, the Court of Appeals of New York affirmed the decision of the appellate court that the tax statute requires us to collect and remit the disputed taxes. Our petition for certiorari to the U.S. Supreme Court on grounds of federal preemption was denied. As of September 30, 2017, we have accrued approximately $200 million associated with this matter. The parties are now engaged in discovery in the trial court. We will continue to defend this matter vigorously and we do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
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
Sprint Communications is also a defendant in a complaint filed by several stockholders of Clearwire Corporation (Clearwire) asserting claims for breach of fiduciary duty by Sprint Communications, and related claims and otherwise challenging the Clearwire acquisition. ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., was filed April 26, 2013, in Chancery Court in Delaware. Plaintiffs in the ACP Master, LTD suit have also filed suit requesting an appraisal of the fair value of their Clearwire stock. Trial of those cases took place in October and November 2016. On July 21, 2017, the Delaware Chancery Court ruled in Sprint's favor in both cases. It found no breach of fiduciary duty, and determined the value

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

of Clearwire shares under the Delaware appraisal statute to be $2.13 per share plus statutory interest. The plaintiffs have filed an appeal.
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
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us or our subsidiaries. As of September 30, 2017, we have accrued $114 million associated with a state tax matter. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.
Subsequent to the end of the quarter, Sprint settled several related patent infringement lawsuits, which resulted in a net payment to Sprint of $350 million.
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
The minimum cash obligation is $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The letter of credit was initially $2.5 billion, but has been reduced during the course of the proceeding to $142 million as of September 30, 2017. Since the inception of the program, we have incurred payments of approximately $3.5 billion directly attributable to our performance under the Report and Order, including approximately $1 million and $8 million during the three and six-month periods ended September 30, 2017, respectively. When incurred, substantially all costs are accounted for as additions to FCC licenses with the remainder as property, plant and equipment. Based on our expenses to date and on third party administrator's audits, we have exceeded the $2.8 billion minimum cash obligation required by the FCC. On October 12, 2017, the FCC released a Declaratory Ruling that we have met the minimum cash obligation under the Report and Order and concluded that Sprint will not be required to make any payments to the U.S. Treasury.

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
Basic net (loss) income per common share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share adjusts basic net (loss) income per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. As of the six-month period ended September 30, 2017, the computation of diluted net (loss) income per common share includes the effect of dilutive securities consisting of approximately 60 million options and restricted stock units, in addition to 24 million shares attributable to warrants, of which 20 million relate to the warrant held by SoftBank. Outstanding options to purchase shares totaling 4 million were not included in the computation of diluted net (loss) income per common share because to do so would have been antidilutive. Outstanding options and restricted stock units (exclusive of participating securities) that had no effect on our computation of dilutive weighted average number of shares outstanding as their effect would have been antidilutive were approximately 113 million as of the three-month period ended September 30, 2017 and 124 million shares as of the three and six-month periods ended September 30, 2016, in addition to 62 million total shares issuable under warrants, of which 55 million relate to shares issuable under the warrant held by SoftBank. The warrant was issued to SoftBank at the close of the merger with SoftBank and is exercisable at $5.25 per share at the option of SoftBank, in whole or in part, at any time on or prior to July 10, 2018.

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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2017
Net operating revenues(2)	$7,621	$314	$4	$7,939
Inter-segment revenues(1)	—	95	(95)	—
Total segment operating expenses(2)	(4,857)	(438)	85	(5,210)
Segment earnings	$2,764	$(29)	$(6)	2,729
Less:
Depreciation				(1,885)
Amortization				(209)
Hurricane-related charges(2)				(34)
Operating income				601
Interest expense				(595)
Other income, net				44
Income before income taxes				$50

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2016
Net operating revenues	$7,851	$392	$4	$8,247
Inter-segment revenues(1)	—	129	(129)	—
Total segment operating expenses	(5,528)	(498)	126	(5,900)
Segment earnings	$2,323	$23	$1	2,347
Less:
Depreciation				(1,710)
Amortization				(271)
Other, net(3)				256
Operating income				622
Interest expense				(630)
Other expense, net				(15)
Loss before income taxes				$(23)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Six Months Ended September 30, 2017
Net operating revenues(2)	$15,431	$657	$8	$16,096
Inter-segment revenues(1)	—	185	(185)	—
Total segment operating expenses(2)	(9,801)	(882)	169	(10,514)
Segment earnings	$5,630	$(40)	$(8)	5,582
Less:
Depreciation				(3,716)
Amortization				(432)
Hurricane-related charges(2)				(34)
Other, net(3)				364
Operating income				1,764
Interest expense				(1,208)
Other expense, net				(8)
Income before income taxes				$548
Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Six Months Ended September 30, 2016
Net operating revenues	$15,448	$804	$7	$16,259
Inter-segment revenues(1)	—	262	(262)	—
Total segment operating expenses	(10,685)	(1,024)	254	(11,455)
Segment earnings	$4,763	$42	$(1)	4,804
Less:
Depreciation				(3,390)
Amortization				(558)
Other, net(3)				127
Operating income				983
Interest expense				(1,245)
Other expense, net				(7)
Loss before income taxes				$(269)
Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the six months ended September 30, 2017	$2,581	$102	$225	$2,908
Capital expenditures for the six months ended September 30, 2016	$1,497	$51	$158	$1,706
 _________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to, or use by, wireless subscribers.

(2)
The three and six-month periods ended September 30, 2017, includes $34 million of hurricane-related charges which are classified in our consolidated statements of comprehensive (loss) income as follows: $12 million as contra-revenue in net operating revenues, $15 million as cost of services, $2 million as selling, general and administrative expenses and $5 million as other, net, all within the Wireless segment.

(3)
Other, net for the six-month period ended September 30, 2017 consists of a $175 million net loss on disposal of property, plant and equipment, which consisted of a $181 million loss related to cell site construction costs that are no longer recoverable as a result of changes in our network plans, offset by a $6 million gain. In addition, the six-month period ended September 30, 2017 includes a $479 million non-cash gain related to spectrum license exchanges with other carriers, a $55 million reduction of an accrual related to favorable developments in pending legal proceedings and a $5 million reversal of previously accrued contract termination costs primarily related to the termination of our relationship with General Wireless Operations Inc. (Radio Shack). Losses totaling $112 million and $224 million relating to the write-off of leased devices associated with lease cancellations were excluded from Other, net and included within Wireless segment earnings for the three and six-month periods ended September 30, 2017, respectively. Other, net for the three and six-month periods ended September 30, 2016 consists of $5 million income and $11 million expense, respectively, of severance and exit costs. In addition, both the three and six-month periods ended September 30, 2016 include a $354 million non-cash gain related to spectrum license exchanges with other carriers and a $103 million charge related to a state tax matter. The six-month period ended September 30, 2016 also includes $113 million of contract termination costs, primarily related to the termination of our pre-existing wholesale arrangement with nTelos as a result of the Shentel transaction. Losses totaling approximately $111 million and $231 million relating to the write-off of leased devices associated with lease cancellations were excluded from Other, net and included within Wireless segment earnings for the three and six-month periods ended September 30, 2016, respectively.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended September 30, 2017
Wireless services(2)	$5,365	$—	$—	$5,365
Wireless equipment	1,960	—	—	1,960
Voice	—	109	(41)	68
Data	—	33	(20)	13
Internet	—	256	(34)	222
Other	296	11	4	311
Total net operating revenues	$7,621	$409	$(91)	$7,939

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended September 30, 2016
Wireless services(3)	$5,757	$—	$—	$5,757
Wireless equipment	1,834	—	—	1,834
Voice	—	172	(66)	106
Data	—	43	(22)	21
Internet	—	288	(40)	248
Other(3)	260	18	3	281
Total net operating revenues	$7,851	$521	$(125)	$8,247

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Six Months Ended September 30, 2017
Wireless services(2)	$10,830	$—	$—	$10,830
Wireless equipment	4,046	—	—	4,046
Voice	—	233	(82)	151
Data	—	67	(39)	28
Internet	—	511	(64)	447
Other	555	31	8	594
Total net operating revenues	$15,431	$842	$(177)	$16,096

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Six Months Ended September 30, 2016
Wireless services(3)	$11,609	$—	$—	$11,609
Wireless equipment	3,330	—	—	3,330
Voice	—	353	(135)	218
Data	—	86	(44)	42
Internet	—	590	(81)	509
Other(3)	509	37	5	551
Total net operating revenues	$15,448	$1,066	$(255)	$16,259

_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

(2)
Wireless services related to the Wireless segment in the three and six-month periods ended September 30, 2017 excludes $12 million of hurricane-related contra-revenue charges reflected in net operating revenues in our consolidated statements of comprehensive (loss) income.

(3)
Sprint is no longer reporting Lifeline subscribers due to regulatory changes resulting in tighter program restrictions. We have excluded them from our customer base for all periods presented, including our Assurance Wireless prepaid brand and subscribers through our wholesale Lifeline mobile virtual network operators (MVNO). The above tables reflect the reclassification of the related Assurance Wireless prepaid revenue within the Wireless segment from Wireless services to Other of $92 million and $183 million for the three and six months ended September 30, 2016, respectively. Revenue associated with subscribers through our wholesale Lifeline MVNOs continues to remain in Other following this change.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14.	Related-Party Transactions
Sprint has entered into various arrangements with SoftBank, its controlled affiliates (SoftBank Parties) or with third parties to which SoftBank Parties are also parties, including for international wireless roaming, wireless and wireline call termination, real estate, logistical management, and other services.
Brightstar
We have arrangements with Brightstar US, Inc. (Brightstar), whereby Brightstar provides supply chain and inventory management services to us in our indirect channels and whereby Sprint may sell new and used devices to Brightstar for its own purposes. To facilitate certain of these arrangements, we have extended a $700 million credit line to Brightstar to assist with the purchasing and distribution of devices and accessories. As a result, we shifted our concentration of credit risk away from our indirect channel partners to Brightstar. As Brightstar is a subsidiary of SoftBank, we expect SoftBank will provide the necessary support to ensure that Brightstar will fulfill its obligations to us under these agreements. However, we have no assurance that SoftBank will provide such support.
The supply chain and inventory management arrangement provides, among other things, that Brightstar may purchase inventory from the original equipment manufacturers (OEMs) to sell directly to our indirect dealers. As compensation for these services, we remit per unit fees to Brightstar for each device sold to dealers or retailers in our indirect channels. During the three and six-month periods ended September 30, 2017 and 2016, we incurred fees under these arrangements totaling $23 million and $46 million, and $9 million and $28 million, respectively. Additionally, we have an arrangement with Brightstar whereby they perform certain of our reverse logistics including device buyback, trade-in technology and related services.
During the quarter ended September 30, 2017, we entered into an arrangement with Brightstar whereby accessories previously procured by us and sold to customers in our direct channels will now be procured and consigned to us from Brightstar. On a go forward basis, the amounts billed from the sale of accessory inventory will be remitted to Brightstar. In exchange for our efforts to sell accessory inventory owned by Brightstar, we will receive a fixed fee from Brightstar for each device activated in our direct channels. For the three-month period ended September 30, 2017, Sprint earned fees under these arrangements of approximately $29 million, which is recognized as other revenue within "Service revenues" in the consolidated statements of comprehensive (loss) income.
Amounts included in our consolidated financial statements associated with these arrangements with Brightstar were as follows:

Consolidated balance sheets:	September 30, 2017	March 31, 2017
	(in millions)
Accounts receivable	$243	$367
Accounts payable	$106	$160

Consolidated statements of comprehensive (loss) income:	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Equipment revenues	$443	$351	$793	$627
Cost of products	$452	$322	$808	$618
In addition, Sprint earned fees of approximately $8 million and $17 million, and $26 million and $54 million from a Brightstar subsidiary in the three and six-month periods ended September 30, 2017 and 2016, respectively, for billing and collecting payments from subscribers under certain insurance programs.

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
In December 2016, Tranche 1 was terminated and the associated devices were repurchased by Sprint from MLS. With the cash proceeds, MLS repurchased the equity units from its investors including SoftBank. As a result, SoftBank's remaining equity investment in MLS with respect to Tranche 2 totaled $39 million as of September 30, 2017. In October 2017, Sprint terminated Tranche 2 and repaid all amounts outstanding.
In April 2016, Sprint sold and leased back certain network equipment to Network LeaseCo. The network equipment acquired by Network LeaseCo, which is consolidated by us, was used as collateral to raise approximately $2.2 billion in borrowings from external investors, including $250 million from SoftBank. Principal and interest payments on the borrowings from the external investors will be repaid in staggered, unequal payments through January 2018. During the six-month period ended September 30, 2017, we made principal repayments totaling $117 million, resulting in a total principal amount outstanding of $1.8 billion as of September 30, 2017.
All other transactions under agreements with SoftBank Parties, in the aggregate, were immaterial through the period ended September 30, 2017.

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
During the six-month periods ended September 30, 2017 and 2016, there were non-cash equity contributions from the Subsidiary Guarantor to the Non-Guarantor Subsidiaries as a result of organizational restructuring for tax purposes of $231 million and $563 million, respectively. We also replaced $11.1 billion of short-term payables with intercompany notes issued by the Subsidiary Guarantor to the Non-Guarantor Subsidiaries during the six-month period ended September 30, 2017. The notes are subordinated to all unaffiliated third party obligations of Sprint Corporation and its subsidiaries.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2017
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$4,319	$483	$—	$4,802
Short-term investments	—	1,610	—	—	1,610
Accounts and notes receivable, net	87	236	4,118	(323)	4,118
Current portion of notes receivable from consolidated affiliate	—	424	—	(424)	—
Device and accessory inventory	—	—	751	—	751
Prepaid expenses and other current assets	—	12	642	—	654
Total current assets	87	6,601	5,994	(747)	11,935
Investments in subsidiaries	19,012	24,684	—	(43,696)	—
Property, plant and equipment, net	—	—	18,901	—	18,901
Due from consolidated affiliates	9	204	—	(213)	—
Notes receivable from consolidated affiliate	10,402	11,256	—	(21,658)	—
Intangible assets
Goodwill	—	—	6,578	—	6,578
FCC licenses and other	—	—	41,072	—	41,072
Definite-lived intangible assets, net	—	—	2,848	—	2,848
Other assets	—	192	940	—	1,132
Total assets	$29,510	$42,937	$76,333	$(66,314)	$82,466

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$—	$2,947	$—	$2,947
Accrued expenses and other current liabilities	88	338	3,705	(323)	3,808
Current portion of long-term debt, financing and capital lease obligations	—	40	4,102	—	4,142
Current portion of notes payable to consolidated affiliate	—	—	424	(424)	—
Total current liabilities	88	378	11,178	(747)	10,897
Long-term debt, financing and capital lease obligations	10,402	12,303	11,531	—	34,236
Notes payable to consolidated affiliate	—	10,402	11,256	(21,658)	—
Deferred tax liabilities	—	—	14,780	—	14,780
Other liabilities	—	842	2,691	—	3,533
Due to consolidated affiliates	—	—	213	(213)	—
Total liabilities	10,490	23,925	51,649	(22,618)	63,446
Commitments and contingencies
Total stockholders' equity	19,020	19,012	24,684	(43,696)	19,020
Total liabilities and stockholders' equity	$29,510	$42,937	$76,333	$(66,314)	$82,466

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2017
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,461	$409	$—	$2,870
Short-term investments	—	5,444	—	—	5,444
Accounts and notes receivable, net	86	1	4,137	(86)	4,138
Device and accessory inventory	—	—	1,064	—	1,064
Prepaid expenses and other current assets	—	11	590	—	601
Total current assets	86	7,917	6,200	(86)	14,117
Investments in subsidiaries	18,800	23,854	—	(42,654)	—
Property, plant and equipment, net	—	—	19,209	—	19,209
Due from consolidated affiliates	25	13,032	—	(13,057)	—
Notes receivable from consolidated affiliate	10,394	575	—	(10,969)	—
Intangible assets
Goodwill	—	—	6,579	—	6,579
FCC licenses and other	—	—	40,585	—	40,585
Definite-lived intangible assets, net	—	—	3,320	—	3,320
Other assets	—	134	1,179	—	1,313
Total assets	$29,305	$45,512	$77,072	$(66,766)	$85,123

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$—	$3,281	$—	$3,281
Accrued expenses and other current liabilities	103	478	3,646	(86)	4,141
Current portion of long-term debt, financing and capital lease obligations	—	1,356	3,680	—	5,036
Total current liabilities	103	1,834	10,607	(86)	12,458
Long-term debt, financing and capital lease obligations	10,394	13,647	11,837	—	35,878
Notes payable to consolidated affiliate	—	10,394	575	(10,969)	—
Deferred tax liabilities	—	—	14,416	—	14,416
Other liabilities	—	837	2,726	—	3,563
Due to consolidated affiliates	—	—	13,057	(13,057)	—
Total liabilities	10,497	26,712	53,218	(24,112)	66,315
Commitments and contingencies
Total stockholders' equity	18,808	18,800	23,854	(42,654)	18,808
Total liabilities and stockholders' equity	$29,305	$45,512	$77,072	$(66,766)	$85,123

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended September 30, 2017
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$7,927	$—	$7,927
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	1,698	—	1,698
Cost of products (exclusive of depreciation and amortization included below)	—	—	1,404	—	1,404
Selling, general and administrative	—	—	2,013	—	2,013
Depreciation	—	—	1,885	—	1,885
Amortization	—	—	209	—	209
Other, net	—	—	117	—	117
	—	—	7,326	—	7,326
Operating income	—	—	601	—	601
Other (expense) income:
Interest income	197	280	5	(449)	33
Interest expense	(197)	(438)	(409)	449	(595)
(Losses) earnings of subsidiaries	(48)	110	—	(62)	—
Other income, net	—	—	11	—	11
	(48)	(48)	(393)	(62)	(551)
(Loss) income before income taxes	(48)	(48)	208	(62)	50
Income tax expense	—	—	(98)	—	(98)
Net (loss) income	(48)	(48)	110	(62)	(48)
Other comprehensive income (loss)	16	16	7	(23)	16
Comprehensive (loss) income	$(32)	$(32)	$117	$(85)	$(32)

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
Other (expense) income:
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended September 30, 2017
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$16,084	$—	$16,084
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	3,407	—	3,407
Cost of products (exclusive of depreciation and amortization included below)	—	—	2,949	—	2,949
Selling, general and administrative	—	—	3,951	—	3,951
Severance and exit costs	—	—	—	—	—
Depreciation	—	—	3,716	—	3,716
Amortization	—	—	432	—	432
Other, net	—	(55)	(80)	—	(135)
	—	(55)	14,375	—	14,320
Operating income	—	55	1,709	—	1,764
Other income (expense):
Interest income	395	325	9	(677)	52
Interest expense	(395)	(789)	(701)	677	(1,208)
Earnings (losses) of subsidiaries	158	634	—	(792)	—
Other (expense) income, net	—	(67)	7	—	(60)
	158	103	(685)	(792)	(1,216)
Income (loss) before income taxes	158	158	1,024	(792)	548
Income tax expense	—	—	(390)	—	(390)
Net income (loss)	158	158	634	(792)	158
Other comprehensive income (loss)	12	12	12	(24)	12
Comprehensive income (loss)	$170	$170	$646	$(816)	$170

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	Six Months Ended September 30, 2016
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$16,259	$—	$16,259
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	4,200	—	4,200
Cost of products (exclusive of depreciation and amortization included below)	—	—	3,112	—	3,112
Selling, general and administrative	—	—	3,912	—	3,912
Severance and exit costs	—	—	11	—	11
Depreciation	—	—	3,390	—	3,390
Amortization	—	—	558	—	558
Other, net	—	—	93	—	93
	—	—	15,276	—	15,276
Operating income	—	—	983	—	983
Other (expense) income:
Interest income	395	62	9	(441)	25
Interest expense	(395)	(862)	(429)	441	(1,245)
(Losses) earnings of subsidiaries	(444)	358	—	86	—
Other expense, net	—	(2)	(30)	—	(32)
	(444)	(444)	(450)	86	(1,252)
(Loss) income before income taxes	(444)	(444)	533	86	(269)
Income tax expense	—	—	(175)	—	(175)
Net (loss) income	(444)	(444)	358	86	(444)
Other comprehensive income (loss)	7	7	7	(14)	7
Comprehensive (loss) income	$(437)	$(437)	$365	$72	$(437)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended September 30, 2017
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(1,076)	$4,315	$—	$3,239
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(1,803)	—	(1,803)
Capital expenditures - leased devices	—	—	(1,105)	—	(1,105)
Expenditures relating to FCC licenses	—	—	(19)	—	(19)
Proceeds from sales and maturities of short-term investments	—	5,582	—	—	5,582
Purchases of short-term investments	—	(1,748)	—	—	(1,748)
Change in amounts due from/due to consolidated affiliates	—	1,628	—	(1,628)	—
Proceeds from sales of assets and FCC licenses	—	—	218	—	218
Other, net	—	—	(1)	—	(1)
Net cash provided by (used in) investing activities	—	5,462	(2,710)	(1,628)	1,124
Cash flows from financing activities:
Proceeds from debt and financings	—	—	1,860	—	1,860
Repayments of debt, financing and capital lease obligations	—	(2,520)	(1,741)	—	(4,261)
Debt financing costs	—	(9)	—	—	(9)
Change in amounts due from/due to consolidated affiliates	—	—	(1,628)	1,628	—
Other, net	—	1	(22)	—	(21)
Net cash (used in) provided by financing activities	—	(2,528)	(1,531)	1,628	(2,431)
Net increase in cash and cash equivalents	—	1,858	74	—	1,932
Cash and cash equivalents, beginning of period	—	2,461	409	—	2,870
Cash and cash equivalents, end of period	$—	$4,319	$483	$—	$4,802

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended September 30, 2016
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(780)	$3,148	$(118)	$2,250
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(943)	—	(943)
Capital expenditures - leased devices	—	—	(763)	—	(763)
Expenditures relating to FCC licenses	—	—	(32)	—	(32)
Proceeds from sales and maturities of short-term investments	—	1,087	35	—	1,122
Purchases of short-term investments	—	(2,737)	(35)	—	(2,772)
Change in amounts due from/due to consolidated affiliates	—	3,883	—	(3,883)	—
Proceeds from sales of assets and FCC licenses	—	—	66	—	66
Intercompany note advance to consolidated affiliate	—	(70)	—	70	—
Proceeds from intercompany note advance to consolidated affiliate	—	62	—	(62)	—
Other, net	—	—	(36)	—	(36)
Net cash provided by (used in) investing activities	—	2,225	(1,708)	(3,875)	(3,358)
Cash flows from financing activities:
Proceeds from debt and financings	—	—	3,278	—	3,278
Repayments of debt, financing and capital lease obligations	—	—	(667)	—	(667)
Debt financing costs	—	(110)	(65)	—	(175)
Intercompany dividends paid to consolidated affiliate	—	—	(118)	118	—
Change in amounts due from/due to consolidated affiliates	—	—	(3,883)	3,883	—
Intercompany note advance from consolidated affiliate	—	—	70	(70)	—
Repayments of intercompany note advance from consolidated affiliate	—	—	(62)	62	—
Other, net	—	20	17	—	37
Net cash (used in) provided by financing activities	—	(90)	(1,430)	3,993	2,473
Net increase in cash and cash equivalents	—	1,355	10	—	1,365
Cash and cash equivalents, beginning of period	—	2,154	487	—	2,641
Cash and cash equivalents, end of period	$—	$3,509	$497	$—	$4,006

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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
Prepaid
Our prepaid portfolio currently includes multiple brands, each designed to appeal to specific subscriber uses and demographics. Sprint Forward (formerly Sprint Prepaid) primarily serves as a complementary offer to our Sprint Postpaid offer for those subscribers who want plans that are affordable, simple and flexible without a long-term commitment. Boost Mobile primarily serves subscribers that are looking for value without data limits. Virgin Mobile primarily serves subscribers that are looking to optimize spend but need solutions that offer control, flexibility and connectivity through various plans with high speed data options. Virgin Mobile is also designated as a Lifeline-only Eligible Telecommunications Carrier. Under the Assurance Wireless brand, Virgin Mobile provides service to Lifeline eligible subscribers (for whom it seeks reimbursement from the federal Universal Service Fund) and subscribers who have lost their Lifeline eligibility and retain Assurance Wireless retail service. The Lifeline program requires applicants to meet certain eligibility requirements and existing subscribers must recertify as to those requirements annually. While Sprint will continue to support our Lifeline subscribers through our Assurance Wireless prepaid brand, we have excluded these subscribers from our reported prepaid customer base for all periods presented due to regulatory changes resulting in tighter program restrictions. (See "Subscriber Results" for more information.)

Wholesale
We have focused our wholesale business on enabling our diverse network of customers to successfully grow their business by providing them with an array of network, product, and device solutions. This allows our customers to customize this full suite of value-added solutions to meet the growing demands of their businesses. As part of these growing demands, some of our wholesale mobile virtual network operators (MVNO) are also selling prepaid services under the Lifeline program. While Sprint will continue to support our Lifeline subscribers through our wholesale MVNOs, we have excluded these subscribers from our reported wholesale customer base for all periods presented due to regulatory changes resulting in tighter program restrictions. (See "Subscriber Results" for more information.)
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
Business Strategies and Key Priorities
Our business strategy is to be responsive to changing customer mobility demands of existing and potential customers, and to expand our business into new areas of customer value and economic opportunity through innovation and differentiation. To help lay the foundation for these future growth opportunities, our strategy revolves around targeted investment in the following key priority areas:

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
Our current strategy also includes transactions that continue to leverage our assets such as the Accounts Receivable Facility (Receivables Facility), the network equipment sale-leaseback transaction, and the spectrum financing transaction. Each of these transactions is described in more detail in "Liquidity and Capital Resources."
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

RESULTS OF OPERATIONS
Consolidated Results of Operations
The following table provides an overview of the consolidated results of operations.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions)
Wireless segment earnings	$2,764	$2,323	$5,630	$4,763
Wireline segment earnings	(29)	23	(40)	42
Corporate, other and eliminations	(6)	1	(8)	(1)
Consolidated segment earnings	2,729	2,347	5,582	4,804
Depreciation	(1,885)	(1,710)	(3,716)	(3,390)
Amortization	(209)	(271)	(432)	(558)
Other, net	(34)	256	330	127
Operating income	601	622	1,764	983
Interest expense	(595)	(630)	(1,208)	(1,245)
Other income (expense), net	44	(15)	(8)	(7)
Income tax expense	(98)	(119)	(390)	(175)
Net (loss) income	$(48)	$(142)	$158	$(444)
Depreciation Expense
Depreciation expense increased $175 million, or 10%, and $326 million, or 10%, in the three and six-month periods ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to increased depreciation on leased devices as a result of the continued growth of the device leasing program. Depreciation expense incurred on all leased devices was $888 million and $1.7 billion for the three and six-month periods ended September 30, 2017, respectively, and $724 million and $1.4 billion for the same periods in 2016, respectively.

Amortization Expense
Amortization expense decreased $62 million, or 23%, and $126 million, or 23%, in the three and six-month periods ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to customer relationship intangible assets that are amortized using the sum-of-the-months'-digits method, which results in higher amortization rates in early periods that decline over time.
Other, net
The following table provides additional information regarding items included in "Other, net" for the three and six-month periods ended September 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions)
Severance and exit costs	$—	$5	$—	$(11)
Litigation and other contingencies	—	(103)	55	(103)
Loss on disposal of property, plant and equipment, net	—	—	(175)	—
Contract terminations	—	—	5	(113)
Gains from asset dispositions and exchanges	—	354	479	354
Hurricane-related charges	(34)	—	(34)	—
Total	$(34)	$256	$330	$127
Other, net represented an expense of $34 million and a benefit of $330 million in the three and six-month periods ended September 30, 2017, respectively. We incurred hurricane-related charges of $34 million during the three-month period ended September 30, 2017, which were recorded as contra-revenue, cost of services, selling, general and administrative expenses, and loss on disposal of property, plant and equipment in the consolidated statements of comprehensive (loss) income. During the six-month period ended September 30, 2017, we recorded a $479 million non-cash gain as a result of spectrum license exchanges with other carriers, a $55 million reduction of an accrual related to favorable developments in pending legal proceedings, and a $5 million benefit in contract terminations. In addition, during the three-month period ended June 30, 2017, we recorded a $175 million net loss on disposal of property, plant and equipment, which consisted of a $181 million loss related to cell site construction costs that are no longer recoverable as a result of changes in our network plans, offset by a $6 million gain.
Other, net represented a benefit of $256 million and $127 million in the three and six-month periods ended September 30, 2016, respectively. During the three and six-month periods ended September 30, 2016, we recognized severance and exit costs benefit of $5 million and expense of $11 million, respectively. During the three and six-month periods ended September 30, 2016, we recorded a $103 million charge associated with a state tax matter and a $354 million non-cash gain as a result of spectrum license exchanges with other carriers. During the three-month period ended June 30, 2016, we recorded $113 million of contract terminations that was primarily related to the termination of our pre-existing wholesale arrangement with NTELOS Holdings Corporation (nTelos) as a result of the transaction with Shentel.
Interest Expense
Interest expense decreased $35 million, or 6%, and $37 million, or 3%, in the three and six-month periods ended September 30, 2017, respectively, compared to the same periods in 2016. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $38.8 billion and $39.4 billion was 6.2% for both the three and six-month periods ended September 30, 2017, respectively. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $36.8 billion and $36.4 billion was 6.9% for both the three and six-month periods ended September 30, 2016, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.
Other income (expense), net
Other income (expense), net represented a benefit of $44 million and an expense of $8 million in the three and six-month periods ended September 30, 2017, respectively, and an expense of $15 million and $7 million for the same periods in 2016, respectively. The benefit in the three-month period ended September 30, 2017 was primarily related to $33 million of interest income. The expense in the six-month period ended September 30, 2017 included $65 million of loss on early extinguishment of debt related to the retirement of portions of the Sprint Communications 8.375% Notes due 2017 and 9.000% Guaranteed Notes due 2018, partially offset by $52 million of interest income.
Income Taxes
Income tax expense of $98 million and $390 million for the three and six-month periods ended September 30, 2017, respectively, represented consolidated effective tax rates of approximately 196% and 71%, respectively. Income tax expense for the three-month period ended September 30, 2017 was primarily attributable to taxable temporary differences from the amortization of FCC licenses and tax expense recorded from changes in state income tax laws enacted during the period. Income tax expense for the six-month period ended September 30, 2017 was primarily attributable to taxable temporary differences from the tax amortization of FCC licenses and tax expense on pre-tax gains from spectrum license exchanges during the period. We also increased our deferred state income tax liability by $65 million for changes in business activities causing us to become subject to income tax in additional tax jurisdictions. This resulted in a change in the measurement of the carrying value of our deferred tax liability on temporary differences, primarily FCC licenses. Income tax expense of $119 million and $175 million for the three and six-month periods ended September 30, 2016, respectively, represented consolidated effective tax rates of approximately (517)% and (65)%, respectively. Income tax expense for both periods was primarily attributable to taxable temporary differences from the tax amortization of FCC licenses and tax expense on pre-tax gains from spectrum license exchanges during the period, partially offset by tax benefits from the reversal of certain state income tax valuation allowance on deferred tax assets.
Segment Earnings - Wireless
Wireless segment earnings are a function of wireless service revenue, the sale of wireless devices (handsets and tablets), broadband devices, connected devices and accessories, leasing wireless devices, commissions on the device insurance program, commissions on our device accessory program, in addition to costs to acquire subscribers and network and interconnection costs to serve those subscribers, as well as other Wireless segment operating expenses. The costs to acquire our subscribers include the cost at which we sell our devices, as well as the marketing and sales costs incurred to attract those subscribers. Network costs primarily represent switch and cell site costs, backhaul costs, and interconnection costs, which generally consist of per-minute usage fees and roaming fees paid to other carriers. The remaining costs associated with operating the Wireless segment include the costs to operate our customer care organization and administrative support. Wireless service revenue, costs to acquire subscribers, and variable network and interconnection costs fluctuate with the changes in our subscriber base and their related usage, but some cost elements do not fluctuate in the short-term with these changes.
As shown by the table above under "Consolidated Results of Operations," Wireless segment earnings represented almost all of our total consolidated segment earnings for the three and six-month periods ended September 30, 2017 and 2016. Within the Wireless segment, postpaid wireless services represent the most significant contributor to earnings, and is driven by the number of postpaid subscribers utilizing our services, as well as average revenue per user (ARPU). The wireless industry is subject to competition to retain and acquire subscribers of wireless services. Almost all markets in which we operate have high rates of penetration for wireless services.
Device Financing Programs
We offer an installment billing program that allows subscribers to purchase a device by paying monthly installments, generally over 24 months, and a leasing program, whereby qualified subscribers can lease a device for a contractual period of time. In July 2017, we introduced the Sprint Flex program, which gives customers the opportunity to get annual upgrades for all smartphones. With Sprint Flex, customers can lease any phone and have the option to upgrade or purchase later. This program allows customers to enjoy their phone before deciding what option (upgrade, continue leasing, return, or buy) works best for their lifestyle.
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
Under the leasing program, qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to turn in their device, continue leasing their device, or purchase the device. As of September 30, 2017, substantially all of our device leases were classified as operating leases. As a result, at lease inception, the devices are reclassified from inventory to property, plant and equipment when leased through Sprint's direct channels. For leases in the indirect channel, we purchase the devices at lease inception from the dealer, which is then capitalized to property, plant and equipment. While a majority of the revenue associated with installment sales is recognized at the time of sale along with the related cost of products, lease revenue is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value, generally over the lease term. During the three and six-month periods ended September 30, 2017 and 2016, we leased devices through our Sprint direct channels with costs totaling approximately $1.1 billion, $1.9 billion, $645 million and $1.2 billion, respectively. These devices were reclassified from inventory to property, plant and equipment and, as such, the cost of the device was not recorded as cost of products compared to when purchased under the installment billing or the traditional subsidy program, which resulted in a significant positive impact to Wireless segment earnings. Depreciation expense incurred on all leased devices for the three and six-month periods ended September 30, 2017 and 2016, was $888 million, $1.7 billion, $724 million and $1.4 billion, respectively. If the mix of leased devices continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase. However, prior to its termination, the benefit to Wireless segment earnings was partially offset by the Handset Sale-Leaseback Tranche 1 (Tranche 1) transaction that was consummated in November 2015 whereby we sold and subsequently leased back certain devices leased to our customers. As a result, the cost to us of the devices sold to Mobile Leasing Solutions, LLC (MLS) under Tranche 1 was no longer recorded as depreciation expense, but rather was recognized as rent expense within “Cost of products” in the consolidated statements of comprehensive (loss) income during the leaseback periods until Tranche 1 was terminated in conjunction with the repurchase of devices in December 2016.
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
Wireless Segment Earnings Trends
Sprint offers lower monthly service fees without a traditional contract as an incentive to attract subscribers to certain of our service plans. These lower rates for service are available whether the subscriber brings their own device, pays the full or near full retail price of the device, purchases the device under our installment billing program, or leases their device through our leasing program. We expect our postpaid ARPU to continue to decline due to the ongoing shift of customers to lower-priced service plans associated with device financing options, the change in our device insurance program, and increased promotional activity. However, we expect higher equipment revenue associated with the installment billing and leasing programs to partially offset these declines. Since inception, the combination of lower-priced plans and our installment billing and leasing programs have been accretive to Wireless segment earnings. We expect that trend to continue with the magnitude of the impact being dependent upon subscriber adoption rates.
We began to experience net losses of postpaid handset subscribers in mid-2013. Since the release of our price plans associated with device financing options, results have shown improvement in trends of handset subscribers starting with the quarter ended September 30, 2015; however, there can be no assurance that this trend will continue. We have taken initiatives to provide the best value in wireless service while continuing to enhance our network performance, coverage and capacity in order to attract and retain valuable handset subscribers. In addition, we are evaluating our cost model to operationalize a more effective cost structure.

The following table provides an overview of the results of operations of our Wireless segment.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Wireless Segment Earnings	2017	2016	2017	2016
	(in millions)
Postpaid	$4,371	$4,720	$8,837	$9,498
Prepaid(1)	994	1,037	1,993	2,111
Retail service revenues	5,365	5,757	10,830	11,609
Wholesale, affiliate and other(1)	296	260	555	509
Total service revenues	5,661	6,017	11,385	12,118
Equipment revenues	1,960	1,834	4,046	3,330
Total net operating revenues	7,621	7,851	15,431	15,448
Cost of services (exclusive of depreciation and amortization)	(1,407)	(1,793)	(2,819)	(3,577)
Cost of products (exclusive of depreciation and amortization)	(1,404)	(1,693)	(2,949)	(3,112)
Selling, general and administrative expense	(1,934)	(1,931)	(3,809)	(3,765)
Loss on disposal of property, plant and equipment	(112)	(111)	(224)	(231)
Total net operating expenses	(4,857)	(5,528)	(9,801)	(10,685)
Wireless segment earnings	$2,764	$2,323	$5,630	$4,763
_______________

(1)
Sprint is no longer reporting Lifeline subscribers due to regulatory changes resulting in tighter program restrictions. We have excluded them from our customer base for all periods presented, including our Assurance Wireless prepaid brand and subscribers through our wholesale Lifeline mobile virtual network operators (MVNO). The above table reflects the reclassification of the related Assurance Wireless prepaid revenue from Prepaid service revenue to Wholesale, affiliate and other revenue of $92 million and $183 million for the three and six-month periods ended September 30, 2016, respectively. Revenue associated with subscribers through our wholesale Lifeline MVNOs continues to remain in Wholesale, affiliate and other revenue following this change.

Service Revenue
Our Wireless segment generates service revenue from the sale of wireless services and the sale of wholesale and other services. Service revenue consists of fixed monthly recurring charges, variable usage charges and miscellaneous fees such as activation fees, directory assistance, roaming, commissions on the device insurance program, late payment and early termination charges, and certain regulatory related fees, net of service credits.
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
Effective January 1, 2017, we entered into a new Master Services Agreement with a vendor to provide post-sale device support services (including device insurance) to subscribers. Under the new agreement, the vendor bears the risk of loss with regards to claims and related costs, which Sprint no longer incurs. Sprint remits premiums to the vendor who pays Sprint a monthly recurring commission per subscriber for the duration of the agreement. Additionally, under the terms of the new agreement, the vendor is the primary obligor in the agreement with the subscriber and, as such, revenue is accounted for and presented on a net basis, whereas historically the amounts were presented on a gross basis. The change is expected to result in reductions in service revenue by approximately $500 million in fiscal year 2017. Because the vendor, not Sprint, is fulfilling the services, we expect the reductions in service revenue to be more than offset by greater reductions in cost of services expense.

Retail service revenue decreased $392 million, or 7%, and $779 million, or 7%, for the three and six-month periods ended September 30, 2017, respectively, compared to the same periods in 2016. The decrease was primarily due to a lower average revenue per postpaid subscriber driven by an increase in subscribers on lower price plans and lower insurance revenues due to changes in our device insurance program, combined with a decrease in average prepaid subscribers and competitive pressures. The decrease was partially offset by an increase in average postpaid subscribers.
Wholesale, affiliate and other revenues increased $36 million, or 14%, and $46 million, or 9%, for the three and six-month periods ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to an increase in imputed interest recognized associated with installment billing on devices combined with fees earned under the accessories arrangement with Brightstar, which commenced during the quarter ending September 30, 2017. These increases were partially offset by reduced revenue associated with postpaid and prepaid resellers due to competitive pressures. Approximately 83% of our total wholesale and affiliate subscribers represent connected devices. These devices generate revenue which varies based on usage.
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(subscribers in thousands)
Average postpaid subscribers	31,618	31,130	31,545	31,015
Average prepaid subscribers	8,719	10,425	8,714	10,636
Average retail subscribers	40,337	41,555	40,259	41,651
The table below summarizes ARPU. Additional information about ARPU for each quarter since the quarter ended June 30, 2016 may be found in the tables on the following pages.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
ARPU(1):
Postpaid	$46.00	$50.54	$46.65	$51.04
Prepaid	$37.83	$33.15	$38.04	$33.07
Average retail	$44.24	$46.18	$44.79	$46.45
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

Postpaid ARPU for the three and six-month periods ended September 30, 2017 decreased compared to the same periods in 2016 primarily due to lower service fees resulting from promotional activities, subscriber migrations to service plans associated with device financing options, and lower device insurance program revenues as a result of entering into a Master Services Agreement with a vendor to provide post-sale device support services to subscribers. We expect postpaid ARPU to continue to decline during fiscal year 2017 primarily as a result of dilution from promotional activities and lower service fees associated with our price plans offered in conjunction with device financing options. However, as a result of our installment billing and leasing programs, we expect increasing equipment revenues to partially offset these declines. Prepaid ARPU increased for the three and six-month periods ended September 30, 2017 compared to the same periods in 2016 primarily due to the removal of approximately 1.2 million low-engagement prepaid customers from our base as a result of aligning our churn and retention rules across all our prepaid brands, excluding Assurance Wireless, in the three-month period ending December 31, 2016. (See "Subscriber Results" below for more information.)

The following table shows (a) net additions (losses) of wireless subscribers, (b) our total subscribers, and (c) end of period connected device subscribers as of the end of each quarterly period beginning with the quarter ended June 30, 2016.

	June 30, 2016	Sept 30, 2016	Dec 31, 2016	March 31, 2017	June 30, 2017	Sept 30, 2017
Net additions (losses) (in thousands)(1)
Postpaid	180	344	405	(118)	(39)	168
Prepaid(2)	(306)	(449)	(460)	195	35	95
Wholesale and affiliates(2)	728	704	619	291	65	115
Total Wireless	602	599	564	368	61	378

End of period subscribers (in thousands)(1)
Postpaid(3)(4)(5)	30,945	31,289	31,694	31,576	31,518	31,686
Prepaid(2)(3)(6)(7)	10,636	10,187	8,493	8,688	8,719	8,765
Wholesale and affiliates(2)(3)(4)(6)(8)	11,782	12,486	13,084	13,375	13,461	13,576
Total Wireless	53,363	53,962	53,271	53,639	53,698	54,027

Supplemental data - connected devices
End of period subscribers (in thousands)(4)
Retail postpaid	1,822	1,874	1,960	2,001	2,091	2,158
Wholesale and affiliates	9,244	9,951	10,594	10,880	11,100	11,221
Total	11,066	11,825	12,554	12,881	13,191	13,379
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

(2)
Sprint is no longer reporting Lifeline subscribers due to regulatory changes resulting in tighter program restrictions. We have excluded them from our customer base for all periods presented, including our Assurance Wireless prepaid brand and subscribers through our wholesale MVNOs.

(3)
As part of the Shentel transaction, 186,000 and 92,000 subscribers were transferred from postpaid and prepaid, respectively, to affiliates, of which 18,000 prepaid subscribers were subsequently excluded from our subscriber base as the result of the regulatory changes in the Lifeline program as noted in (2) above. An additional 270,000 of nTelos' subscribers are now part of our affiliate relationship with Shentel and were reported in wholesale and affiliate subscribers beginning with the quarter ended June 30, 2016. In addition, during the three-month period ended June 30, 2017, 17,000 and 4,000 subscribers were transferred from postpaid and prepaid, respectively, to affiliates as a result of the transfer of additional subscribers to Shentel.

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

(7)
During the three-month period ended September 30, 2017, the Prepaid Data Share platform It's On was decommissioned as the Company continues to focus on higher value contribution offerings resulting in a 49,000 reduction to prepaid end of period subscribers.

(8)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these subscribers access to our network through our MVNO relationships, approximately 1,904,000 subscribers at September 30, 2017 through these MVNO relationships have been inactive for at least six months, with no associated revenue during the six-month period ended September 30, 2017.

The following table shows our average rates of monthly postpaid and prepaid subscriber churn as of the end of each quarterly period beginning with the quarter ended June 30, 2016.

	June 30, 2016	Sept 30, 2016	Dec 31, 2016	March 31, 2017	June 30, 2017(2)	Sept 30, 2017
Monthly subscriber churn rate(1)
Postpaid	1.56%	1.52%	1.67%	1.75%	1.65%	1.72%
Prepaid	5.39%	5.59%	5.74%	4.69%	4.57%	4.83%
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

The following table shows our postpaid and prepaid ARPU as of the end of each quarterly period beginning with the quarter ended June 30, 2016.

	June 30, 2016	Sept 30, 2016	Dec 31, 2016	March 31, 2017	June 30, 2017	Sept 30, 2017
ARPU
Postpaid	$51.54	$50.54	$49.70	$47.34	$47.30	$46.00
Prepaid	$33.00	$33.15	$33.97	$38.48	$38.24	$37.83
Subscriber Results
Retail Postpaid — During the three-month period ended September 30, 2017, net postpaid subscriber additions were 168,000 compared to 344,000 in the same period in 2016. The net additions in the current quarter were driven by phone net subscriber additions, partially offset by tablet subscriber losses.
During the quarter ended June 30, 2017, the Company enhanced subscriber reporting to better align certain early-life gross activations and deactivations associated with customers who have not paid us after the initial subscriber transaction. This enhancement had no impact to net additions, but did result in reporting lower gross additions and lower deactivations in the first quarter. Without this enhancement, total postpaid churn in the first quarter would have been 1.73% versus 1.65%.
Retail Prepaid — During the three-month period ended September 30, 2017, we added 95,000 net prepaid subscribers compared to losses of 449,000 in the same period in 2016. The net additions in the quarter were primarily due to growth in subscribers in the Boost Mobile prepaid brand, partially offset by subscriber losses in the Virgin Mobile prepaid brand primarily due to continued competition in the market.
Sprint is no longer reporting prepaid Lifeline subscribers due to regulatory changes resulting in tighter program restrictions. While Sprint will continue to support our Lifeline subscribers through our Assurance Wireless prepaid brand, we have excluded these subscribers from our reported prepaid customer base. The above subscriber table reflects the exclusion of the Assurance Wireless prepaid subscribers on a comparable and trended basis resulting in the removal of 3.3 million subscribers from our reported prepaid subscriber base as of March 31, 2017.
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
Wholesale and Affiliate Subscribers — Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Of the 13.6 million subscribers included in wholesale and affiliates, approximately 83% represent connected devices. Wholesale and affiliate subscriber net additions were 115,000 during the three-month period ended September 30, 2017 compared to 704,000 during the same period in 2016, inclusive of net additions of connected devices totaling 121,000 and 707,000, respectively. The net additions in the three-month period ended September 30, 2017 were primarily attributable to growth in connected devices, partially offset by a decline in subscribers through our prepaid and postpaid resellers.
Sprint is no longer reporting wholesale Lifeline MVNO subscribers due to regulatory changes resulting in tighter program restrictions. While Sprint will continue to support our Lifeline subscribers through our wholesale MVNOs, we have excluded these subscribers from our reported wholesale customer base. The above subscriber table reflects the exclusion of wholesale Lifeline MVNO subscribers on a comparable and trended basis resulting in the removal of 2.8 million subscribers from our reported wholesale subscriber base as of March 31, 2017.
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
Cost of services decreased $386 million, or 22%, and $758 million, or 21%, for the three and six-month periods ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to the impact of changes to our device insurance program, now administered by a vendor who provides post-sale device support to subscribers and bears the risk of loss on claims and related costs in exchange for a monthly recurring commission per subscriber, which the Company records as service revenue. In addition, network costs such as labor and backhaul were lower as a result of our network improvements and transformation initiatives, combined with lower regulatory fees and decreases in long distance and interconnection costs primarily due to lower volume and rates.
Although we expect further reductions in cost of services from our ongoing and recently implemented transformation initiatives, our expectations are that the benefits for fiscal year 2017 will be less than those achieved in fiscal year 2016. The modifications to our device insurance program resulted in a shift from gross presentation of the associated revenue and costs of the program to a net presentation, which is accretive to earnings, is the primary driver for the expected reduction in cost of services in fiscal year 2017 compared to fiscal year 2016. The remaining improvements are expected to come from reductions in network costs associated with labor, backhaul and roaming. As noted in our discussion of "Service revenue" above, we expect revenue to decline by approximately $500 million in fiscal year 2017 as a result of the changes to the device insurance program.
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
The net impact to equipment revenue and cost of products from the sale of devices under our installment billing program is relatively neutral except for the impact from promotional offers and the time value of money element related to the imputed interest on the installment receivables. Under the leasing program, lease revenue is recorded over the term of the lease. The cost of the leased device is depreciated to its estimated residual value generally over the lease term. During the three and six-month periods ended September 30, 2017 and 2016, we leased devices through our Sprint direct channels totaling approximately $1.1 billion, $1.9 billion, $645 million and $1.2 billion, respectively, which were reclassified from inventory to property, plant and equipment and, as such, the cost of the device was not recorded as cost of products compared to when purchased under the installment billing or the traditional subsidy programs.
Equipment revenue increased $126 million, or 7%, and $716 million, or 22%, for the three and six-month periods ended September 30, 2017, respectively, compared to the same periods in 2016. The increase in equipment revenue for the three and six-month periods ended September 30, 2017 was primarily due to an increase in the volume of used devices sold to third parties, higher lease revenue, and higher average sales price per postpaid and prepaid devices sold, partially offset by a decrease in postpaid and prepaid devices sold. Cost of products decreased $289 million, or 17%, and $163 million, or 5%, for the three and six-month periods ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to a decrease in devices sold as a result of the higher mix of postpaid subscribers choosing to lease their devices combined with the elimination of lease payments to MLS associated with the termination of Tranche 1, partially offset by an increase in the volume of used devices sold to third parties.
Total equipment revenues included $966 million and $1.9 billion of lease revenues for the three and six-month periods ended September 30, 2017, respectively, compared to $811 million and $1.6 billion for the three and six-month periods ended September 30, 2016, respectively. The increase in lease revenue is primarily related to the increase in subscribers choosing to lease as opposed to purchasing a device. The two primary costs associated with lease revenues are depreciation of the leased device and losses incurred for devices that are not returned to us by customers. The depreciation expense attributable to lease revenues, which is presented as a component of consolidated depreciation expense, was $888 million and $1.7 billion for the three and six-month periods ended September 30, 2017, respectively, compared to $724 million and $1.4 billion for the three and six-month periods ended September 30, 2016. Additionally, the loss on leased devices, which is presented in "Other, net" within Operating income in the consolidated statements of comprehensive (loss) income, was $112 million and $224 million for the three and six-month periods ended September 30, 2017, respectively, compared to $111 million and $231 million for the three and six-month periods ended September 30, 2016, respectively. We expect that the revenues derived from renting our devices to customers will be less than the costs of the devices as the life of the device exceeds the contractual rental period. We offer the Sprint Flex program to customers as an incentive to attract and retain subscribers who purchase wireless services that utilize our wireless network. While revenue derived from providing devices to customers contributes to our consolidated earnings, wireless service is the major contributor. Therefore, we believe the evaluation of the Company's central operations, which is to provide wireless service to customers, are best viewed at the consolidated level. Accordingly, we believe consolidated level metrics such as operating income and cash flows from operations are the best indicators of our overall ability to generate cash.
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
Sales and marketing expense increased $50 million, or 4%, and $89 million, or 4%, for the three and six-month periods ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to higher prepaid marketing costs as a result of media spend related to the Boost Mobile and Virgin Mobile brands.
General and administrative costs decreased $47 million, or 6%, and $45 million, or 3%, for the three and six-month periods ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to lower customer care costs as a result of cost reduction initiatives and lower bad debt expense, partially offset by an increase in other general and administrative costs.
Bad debt expense decreased $42 million, or 30%, and $32 million, or 14%, for the three and six-month periods ended September 30, 2017, respectively, compared to the same periods in 2016. The decreases were primarily related to lower installment billing reserves due to fewer subscribers entering into installment notes, partially offset by an increase in service revenue bad debt resulting from higher reserve rates and an increase in accounts written off due to higher churn. We reassess our allowance for doubtful accounts quarterly.
Loss on Disposal of Property, Plant and Equipment
For the three and six-month periods ended September 30, 2017 and 2016, loss on the disposal of property, plant and equipment, net of recoveries, of $112 million, $224 million, $111 million, and $231 million, respectively, primarily resulted from the write-off of leased devices associated with lease cancellations prior to the scheduled customer lease terms where customers did not return the devices to us. We expect to continue to incur losses in future periods as a result of customers who do not return devices under our leasing program. Similar charges have been incurred for devices sold under our subsidy and installment billing programs as equipment net subsidy and bad debt expense, respectively. While we expect the mix of lease subscribers to increase in the future as a result of launching our Sprint Flex program during the quarter ended September 30, 2017, we expect the amount of losses in fiscal year 2017 to remain relatively consistent with the amounts recorded in fiscal year 2016.

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
The following table provides an overview of the results of operations of our Wireline segment.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Wireline Segment Earnings	2017	2016	2017	2016
	(in millions)
Voice	$109	$172	$233	$353
Data	33	43	67	86
Internet	256	288	511	590
Other	11	18	31	37
Total net service revenues	409	521	842	1,066
Cost of services (exclusive of depreciation)	(372)	(436)	(759)	(884)
Selling, general and administrative expense	(66)	(62)	(123)	(140)
Total net operating expenses	(438)	(498)	(882)	(1,024)
Wireline segment earnings	$(29)	$23	$(40)	$42
Wireline Revenue
Voice Revenues
Voice revenues for the three and six-month periods ended September 30, 2017 decreased $63 million, or 37%, and $120 million, or 34%, respectively, compared to the same periods in 2016. The decrease was driven by lower volume and overall rate declines primarily due to lower international hubbing volumes as the company continues to de-emphasize certain voice services, combined with the decline in prices for the sale of services to our Wireless segment. Voice revenues generated from the sale of services to our Wireless segment represented 38% and 35% of total voice revenues for the three and six-month periods ended September 30, 2017, respectively, compared to 38% for both periods in 2016.

Data Revenues
Data revenues reflect sales of data services, primarily Private Line and managed network services bundled with non-IP-based data access. Data revenues decreased $10 million, or 23%, and $19 million, or 22%, for the three and six-month periods ended September 30, 2017, respectively, compared to the same periods in 2016, as a result of customer churn, primarily related to Private Line. Data revenues generated from the provision of services to the Wireless segment represented 61% and 58% of total data revenue for the three and six-month periods ended September 30, 2017, respectively, compared to 51% for both periods in 2016.
Internet Revenues
IP-based data services revenue reflects sales of Internet services, including MPLS, VoIP, SIP, and managed services bundled with IP-based data access. IP-based data services revenue decreased $32 million, or 11%, and $79 million, or 13%, for the three and six-month periods ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to fewer IP customers. In addition, revenue was also impacted by a decline in prices for the sale of services to our Wireless segment. Sale of services to our Wireless segment represented 13% of total Internet revenues for both the three and six-month periods ended September 30, 2017, compared to 14% for both periods in 2016.
Other Revenues
Other revenues, which primarily consist of sales of customer premises equipment, decreased $7 million, or 39%, and $6 million, or 16%, in the three and six-month periods ended September 30, 2017, respectively, compared to the same periods in 2016.
Costs of Services
Costs of services include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of equipment. Costs of services decreased $64 million, or 15%, and $125 million, or 14%, in the three and six-month periods ended September 30, 2017, respectively, compared to the same periods in 2016. The decrease was primarily due to lower access expense as the result of savings initiatives and lower network labor costs combined with lower international voice rates and volume.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $4 million, or 6%, and decreased $17 million, or 12%, in the three and six-month periods ended September 30, 2017, respectively, compared to the same periods in 2016. The increase in the three-month period was primarily due to higher sales and marketing expense. The decrease in the six-month period was primarily due to lower shared administrative and employee-related costs required to support the Wireline segment as a result of the decline in revenue. Total selling, general and administrative expense as a percentage of net services revenue was 16% and 15% for the three and six-month periods ended September 30, 2017, respectively, as compared to 12% and 13% for the three and six-month periods ended September 30, 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Six Months Ended
	September 30,
	2017	2016
	(in millions)
Net cash provided by operating activities	$3,239	$2,250
Net cash provided by (used in) investing activities	$1,124	$(3,358)
Net cash (used in) provided by financing activities	$(2,431)	$2,473
Operating Activities
Net cash provided by operating activities of $3.2 billion in the six-month period ended September 30, 2017 increased $989 million from the same period in 2016. The increase was primarily due to lower vendor and labor-related payments of $655 million, which were primarily due to reduced operating costs resulting from the Company's ongoing cost reduction initiatives, and $428 million of increased cash received from customers. Also, during the six-month period ended September 30, 2017 we paid $129 million, which consisted of call redemption premiums and tender expenses, due to the early retirement of Sprint Communications 8.575% Notes due 2017 and 9.000% Guaranteed Notes due 2018.

Investing Activities
Net cash provided by investing activities in the six-month period ended September 30, 2017 improved by $4.5 billion compared to the same period in 2016, primarily due to increased net proceeds of short-term investments of $5.5 billion. This increase was partially offset by increased network and other capital expenditures of $860 million and increased purchases of $342 million of leased devices from indirect dealers.
Financing Activities
Net cash used in financing activities was $2.4 billion during the six-month period ended September 30, 2017, which was primarily due to the retirement of $1.3 billion principal amount of outstanding Sprint Communications 8.375% Notes due 2017 and $1.2 billion principal amount of outstanding Sprint Communications 9.000% Guaranteed Notes due 2018. In addition, we had Receivables Facility and secured equipment credit facilities draws of $1.6 billion and $242 million, respectively. These draws were partially offset by principal repayments of $296 million, $121 million, $1.1 billion and $117 million for the Handset Sale-Leaseback Tranche 2, secured equipment credit facilities, Receivables Facility and network equipment sale-leaseback transactions, respectively.
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
Working Capital
We had working capital of $1.0 billion and $1.7 billion as of September 30, 2017 and March 31, 2017, respectively. The change in working capital was primarily due to the retirement of $1.2 billion of Sprint Communications notes as described above, partially offset by net Receivables Facility draws of approximately $500 million. The remaining balance was due to changes to other working capital items.
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
Accounts Receivable Facility
Our Receivables Facility provides us the opportunity to sell certain wireless service receivables, installment receivables, and future amounts due from customers who lease certain devices from us to the Purchasers. The maximum funding limit under the Receivables Facility is $4.3 billion. In October 2017, the Receivables Facility was amended to, among other things, extend the maturity date to November 2019. While we have the right to decide how much cash to receive from each sale, the maximum amount of cash available to us varies based on a number of factors and, as of September 30, 2017, represents approximately 50% of the total amount of the eligible receivables sold to the Purchasers. As of September 30, 2017, the total amount of borrowings under our Receivables Facility was $2.4 billion and the total amount available to be drawn was $3 million. During the six-month period ended September 30, 2017, we drew $1.6 billion and repaid $1.1 billion to the Purchasers, which were reflected as financing activities in the consolidated statements of cash flows. Sprint contributes certain wireless service, installment and future lease receivables, as well as the associated leased devices, to Sprint's wholly-owned consolidated bankruptcy-remote special purpose entities (SPEs). At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, installment and future lease receivables to Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life. As of September 30, 2017, wireless service and installment receivables contributed to the SPEs and included in "Accounts and notes receivable, net" in the consolidated balance sheets were $3.0 billion and the long-term portion of installment receivables included in "Other assets" in the consolidated balance sheets was $314 million. As of September 30, 2017, the net book value of devices contributed to the SPEs was approximately $3.5 billion.

Network Equipment Sale-Leaseback
In April 2016, Sprint sold and leased back certain network equipment to unrelated bankruptcy-remote special purpose entities (collectively, Network LeaseCo). The network equipment acquired by Network LeaseCo, which we consolidate, was used as collateral to raise approximately $2.2 billion in borrowings from external investors, including SoftBank Group Corp. (SoftBank). Principal and interest payments on the borrowings from the external investors will be repaid in staggered, unequal payments through January 2018. During the six-month period ended September 30, 2017, we made principal repayments totaling $117 million, resulting in a total principal amount of $1.8 billion outstanding as of September 30, 2017. In October 2017, we made principal repayments totaling $1.3 billion.
Network LeaseCo is a variable interest entity for which Sprint is the primary beneficiary. As a result, Sprint is required to consolidate Network LeaseCo and our consolidated financial statements include Network LeaseCo's debt and the related financing cash inflows. The network assets included in the transaction, which had a net book value of approximately $3.0 billion and consisted primarily of equipment located at cell towers, remain on Sprint's consolidated financial statements and continue to be depreciated over their respective estimated useful lives. As of September 30, 2017, these network assets had a net book value of approximately $2.0 billion.
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
In May 2016, Sprint entered into Tranche 2. We transferred devices with a net book value of approximately $1.3 billion to MLS in exchange for cash proceeds totaling $1.1 billion and a deferred purchase price (DPP) of $186 million. The proceeds were accounted for as a financing. Accordingly, the devices remain in "Property, plant and equipment, net" in the consolidated balance sheets and we continue to depreciate the assets to their estimated residual values over the respective customer lease terms. At September 30, 2017, the net book value of devices transferred to MLS was approximately $358 million. During the six-month period ended September 30, 2017, we made principal repayments and non-cash adjustments totaling $327 million to MLS, resulting in a total principal amount of $58 million outstanding as of September 30, 2017.
The proceeds received were reflected as cash provided by financing activities in the consolidated statements of cash flows and payments made to MLS will be reflected as principal repayments and interest expense. We have elected to account for the financing obligation at fair value. Accordingly, changes in the fair value of the financing obligation are recognized in "Other income (expense), net" in the consolidated statements of comprehensive (loss) income over the course of the arrangement.
In October 2017, Sprint terminated Tranche 2 and repaid all amounts outstanding.
Spectrum Financing
In October 2016, Sprint transferred certain directly held and third-party leased spectrum licenses (collectively, Spectrum Portfolio) to wholly-owned bankruptcy-remote special purpose entities (collectively, Spectrum Financing SPEs). The Spectrum Portfolio, which represented approximately 14% of Sprint's total spectrum holdings on a MHz-pops basis, was used as collateral to raise an initial $3.5 billion in senior secured notes bearing interest at 3.36% per annum under a $7.0 billion program that permits Sprint to raise up to an additional $3.5 billion in senior secured notes, subject to certain conditions. The senior secured notes are repayable over a five-year term, with interest-only payments over the first four quarters and amortizing quarterly principal payments thereafter commencing December 2017 through September 2021. As of September 30, 2017, approximately $875 million of the total principal outstanding was classified as "Current portion of long-term debt, financing and capital lease obligations" in the consolidated balance sheets.
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
Long-Term Debt
During the three-month period ended June 30, 2017, pursuant to a cash tender offer, Sprint Communications retired $388 million principal amount of its outstanding 8.375% Notes due 2017 and $1.2 billion principal amount of its outstanding 9.000% Guaranteed Notes due 2018. During the three-month period ended September 30, 2017, Sprint Communications retired the remaining $912 million principal amount of its outstanding 8.375% Notes due August 2017.
Credit Facilities
Secured Term Loan and Revolving Bank Credit Facility
On February 3, 2017, we entered into a credit agreement for $6.0 billion, consisting of a $4.0 billion, seven-year secured term loan that matures in February 2024 and a $2.0 billion secured revolving bank credit facility that expires in February 2021. The bank credit facility requires a ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the bank credit facility (adjusted EBITDA), not to exceed 6.0 to 1.0 through the quarter ending December 31, 2017. After December 31, 2017, the Leverage Ratio declines on a scheduled basis until the ratio becomes fixed at 3.5 to 1.0 for the fiscal quarter ended March 31, 2020 and each fiscal quarter ending thereafter through expiration of the facility. The term loan has an interest rate equal to LIBOR plus 250 basis points and the secured revolving bank credit facility has an interest rate equal to LIBOR plus a spread that varies depending on the Leverage Ratio.
Export Development Canada (EDC) Agreement
As of September 30, 2017, the EDC agreement provided for security and covenant terms similar to our secured term loan and revolving bank credit facility. However, under the terms of the EDC agreement, repayments of outstanding amounts cannot be redrawn. As of September 30, 2017, the total principal amount of our borrowings under the EDC facility was $300 million.
Unsecured Credit Facility Commitment
During the three-month period ended September 30, 2017, Sprint Communications entered into a commitment letter with a group of banks to provide an unsecured credit facility in an aggregate principal amount up to $3.2 billion. Draws on the unsecured credit facility would bear interest at a rate equal to either the London Interbank Offered Rate (LIBOR) plus a percentage that varies depending on the days elapsed since the effective date of the facility (1.25% to 4.25% per annum), or base rate, as defined in the commitment letter, plus a percentage that varies depending on the days elapsed since the effective date of the facility (0.25% to 3.25% per annum). Commitments will be reduced by an amount equal to the proceeds from the sales of certain assets and will terminate upon certain debt issuances or sales of equity securities. Amounts borrowed and repaid cannot be redrawn and the unsecured credit facility, if executed, will terminate in March 2019. As of September 30, 2017, the unsecured credit facility had not been executed and thus no amounts have been drawn.
Secured Equipment Credit Facilities
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provides for the ability to borrow up to $800 million to finance network equipment-related purchases from Nokia Solutions and Networks US LLC, USA. The facility has one tranche remaining and available for borrowing through October 2017. Such borrowings are contingent upon the amount and timing of network-related purchases made by Sprint. During the six-month period ended September 30, 2017, we drew $92 million and made principal repayments totaling $85 million on the facility, resulting in a total principal amount of $147 million outstanding as of September 30, 2017. The available borrowing capacity under the Finnvera secured equipment credit facility expired on October 30, 2017.

K-sure
The K-sure secured equipment credit facility provides for the ability to borrow up to $750 million to finance network equipment-related purchases from Samsung Telecommunications America, LLC. The facility can be divided in up to three consecutive tranches of varying size. In September 2017, we amended the secured equipment credit facility to extend the borrowing availability through December 2018. Such borrowings are contingent upon the amount and timing of network-related purchases made by Sprint. During the six-month period ended September 30, 2017, we made principal repayments totaling $33 million on the facility, resulting in a total principal amount of $226 million outstanding as of September 30, 2017.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provided for the ability to borrow up to $250 million to finance network equipment-related purchases from Alcatel-Lucent USA Inc. In September 2017, we amended the secured equipment credit facility to restore previously expired commitments of $150 million. During the six-month period ended September 30, 2017, we drew $150 million and made principal repayments totaling $3 million on the facility, resulting in a total principal amount of $179 million outstanding as of September 30, 2017. At the end of the quarter, all availability under the facility was fully drawn.
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
As of September 30, 2017, our Leverage Ratio, as defined by our secured revolving bank credit facility was 3.4 to 1.0. Because our Leverage Ratio exceeded 2.5 to 1.0 at period end, we were restricted from paying cash dividends.
Liquidity and Capital Resources
As of September 30, 2017, our liquidity, including cash and cash equivalents, short-term investments, available borrowing capacity under our secured revolving bank credit facility, available capacity under our unsecured credit facility commitment and availability under our Receivables Facility was $11.4 billion. Our cash and cash equivalents and short-term investments totaled $6.4 billion as of September 30, 2017 compared to $8.3 billion as of March 31, 2017. As of September 30, 2017, we had availability of $1.8 billion under the secured revolving bank credit facility and $3.2 billion under our unsecured credit facility commitment. Amounts available under our Receivables Facility as of September 30, 2017 totaled $3 million.
In addition, as of September 30, 2017, we had available borrowing capacity of $428 million and $427 million under our Finnvera and K-sure secured equipment credit facilities, respectively. However, utilization of these facilities is dependent upon the amount and timing of network-related purchases from the applicable suppliers as well as the period of time remaining to complete any further borrowings available under each facility. Subsequent to September 30, 2017, we made a draw of $68 million under the Finnvera secured equipment credit facility, after which the remaining borrowing capacity expired on October 30, 2017.
As of September 30, 2017, we offered two device financing programs that allow subscribers to forgo traditional service contracts and pay less upfront for devices in exchange for lower monthly service fees, early upgrade options, or both. While a majority of the revenue associated with the installment sales program is recognized at the time of sale along with the related cost of products, lease revenue associated with our leasing program is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value generally over the lease term, which creates a positive impact to Wireless segment earnings. If the mix of leased devices continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase. The installment billing and leasing programs will continue to require a greater use of operating cash flows in the earlier part of the contracts as the subscriber will generally pay less upfront than the traditional subsidy program because they are financing the device. The Receivables Facility and our relationship with MLS were established as mechanisms to mitigate the use of cash from purchasing devices from OEMs to fulfill our installment billing and leasing programs.
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

•	cash needs related to our installment billing and device leasing programs;

•	availability under the Receivables Facility, which terminates in November 2019;

•	availability of our $2.0 billion secured revolving bank credit facility, which expires in February 2021, less outstanding letters of credit;

•	availability under our $3.2 billion unsecured credit facility commitment;

•	remaining availability of approximately $855 million of our secured equipment credit facilities for eligible capital expenditures, and any corresponding principal, interest, and fee payments;

•	scheduled principal payments on debt, credit facilities and financing obligations, including approximately $19.1 billion coming due over the next five years;

•	raising additional funds from external sources;

•	the expected use of cash and cash equivalents in the near-term;

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

FUTURE CONTRACTUAL OBLIGATIONS
There have been no significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2017 other than with respect to the retirement of certain notes of Sprint Communications pursuant to the cash tender offer described in Note 8. Long-Term Debt, Financing and Capital Lease Obligations. Below is a graph depicting our future principal maturities of debt as of September 30, 2017.

Debt Maturities as of September 30, 2017*
($ millions)
$8,000
$7,000
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$0
$2.0 billion secured revolving bank credit facility expiration Feb. 2021
$3,216
$629
$1,861
$726
$4,614
$4,573
$4,649
$4,607
$2,574
$2,528
$3,791
$3,770
$2,520
$8,010
$4,000
$2,475
$2,000
FY '17
FY '18
FY '19
FY '20
FY '21
FY '22
FY '23
FY '24
FY '28
FY '31
Sprint Notes, AR & Credit Facilities
Financing Obligations
Clearwire Notes

* This table excludes (i) our $2.0 billion secured revolving bank credit facility, which will expire in 2021 and has no outstanding balance, (ii) $178 million in letters of credit outstanding under the secured revolving bank credit facility, (iii) $533 million of capital leases and other obligations, and (iv) net premiums and debt financing costs.

OFF-BALANCE SHEET FINANCING
As of September 30, 2017, we did not participate in, or secure, financings for any unconsolidated special purpose entities.

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
In connection with the preparation of this Quarterly Report on Form 10-Q as of September 30, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of September 30, 2017 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Sprint Communications is also a defendant in a complaint filed by several stockholders of Clearwire Corporation (Clearwire) asserting claims for breach of fiduciary duty by Sprint Communications, and related claims and otherwise challenging the Clearwire acquisition. ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., was filed April 26, 2013, in Chancery Court in Delaware. Plaintiffs in the ACP Master, LTD suit have also filed suit requesting an appraisal of the fair value of their Clearwire stock. Trial of those cases took place in October and November 2016. On July 21, 2017, the Delaware Chancery Court ruled in Sprint's favor in both cases. It found no breach of fiduciary duty, and determined the value of Clearwire shares under the Delaware appraisal statute to be $2.13 per share plus statutory interest. The plaintiffs have filed an appeal.
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us or our subsidiaries. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. During the quarter ended September 30, 2017, there were no material developments in the status of these legal proceedings.

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
After the merger with SoftBank, SoftBank acquired control of Sprint. During the three-month period ended September 30, 2017, SoftBank, through one of its non-U.S. subsidiaries, provided roaming services in Iran through Telecommunications Services Company (MTN Irancell), which is or may be a government-controlled entity. During such period, SoftBank had no gross revenues from such services and no net profit was generated. This subsidiary also provided telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the three-month period ended September 30, 2017, SoftBank estimates that gross revenues and net profit generated by such services were both under $1,000. Sprint was not involved in, and did not receive any revenue from, any of these activities. These activities have been conducted in accordance with applicable laws and regulations, and they are not sanctionable under U.S. or Japanese law. Accordingly, with respect to Telecommunications Services Company (MTN Irancell), the relevant SoftBank subsidiary intends to continue such activities. With respect to services provided to accounts affiliated with the Embassy of Iran in Japan, the relevant SoftBank subsidiary is obligated under contract to continue such services.
In addition, during the three-month period ended September 30, 2017 SoftBank, through one of its non-U.S. indirect subsidiaries, provided office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenue and net profit generated by such services were under $2,500 and $400, respectively. Sprint was not involved in, and did not receive any revenue from any of these activities. Accordingly, the relevant SoftBank subsidiary intends to continue such activities.

Item 6.	Exhibits

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation	8-K	001-04721	3.1	7/11/2013

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	8/7/2013

(10) Material Contracts

10.1	Credit Facility Commitment Letter, dated September 20, 2017, among Sprint Communications, Inc., JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc. and Mizuho Bank, Ltd.	8-K	001-04721	10.1	9/25/2017

10.2
Second Amendment to Second Amended and Restated Receivables Sale and Contribution Agreement, dated October 24, 2017, by and among Sprint Spectrum L.P., as servicer, and certain Sprint Corporation subsidiaries, as originators and sellers, and certain special purpose entities, as purchasers
*

10.3
Second Amendment to the Second Amended and Restated Receivables Purchase Agreement, dated as of October 24, 2017, by and among Sprint Spectrum L.P., as servicer, certain Sprint Corporation special purpose entities, as sellers, certain commercial paper conduits and financial institutions from time to time party thereto, as purchaser agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent, SMBC Nikko Securities America, Inc., as administrative agent, and Mizuho Bank, Ltd., as administrative agent and collateral agent

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
Date: November 2, 2017