Form 10-Q
period 2017-12-31
SPRINT Corp
filed 2018-02-06
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-Q
—————————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
COMMON SHARES OUTSTANDING AT JANUARY 31, 2018:

Sprint Corporation Common Stock	4,003,046,276

SPRINT CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2017	2017
	(in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,440	$2,870
Short-term investments	173	5,444
Accounts and notes receivable, net of allowance for doubtful accounts and deferred interest of $344 and $354, respectively	3,917	4,138
Device and accessory inventory	1,009	1,064
Prepaid expenses and other current assets	626	601
Total current assets	10,165	14,117
Property, plant and equipment, net	19,712	19,209
Intangible assets
Goodwill	6,586	6,579
FCC licenses and other	41,222	40,585
Definite-lived intangible assets, net	2,667	3,320
Other assets	1,067	1,313
Total assets	$81,419	$85,123
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,176	$3,281
Accrued expenses and other current liabilities	3,859	4,141
Current portion of long-term debt, financing and capital lease obligations	4,036	5,036
Total current liabilities	11,071	12,458
Long-term debt, financing and capital lease obligations	32,825	35,878
Deferred tax liabilities	7,709	14,416
Other liabilities	3,509	3,563
Total liabilities	55,114	66,315
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.01 per share, 9.0 billion authorized, 4.002 billion and 3.989 billion issued, respectively	40	40
Paid-in capital	27,825	27,756
Accumulated deficit	(1,264)	(8,584)
Accumulated other comprehensive loss	(366)	(404)
Total stockholders' equity	26,235	18,808
Noncontrolling interests	70	—
Total equity	26,305	18,808
Total liabilities and equity	$81,419	$85,123
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(in millions, except per share amounts)
Net operating revenues:
Service	$5,930	$6,323	$17,968	$19,252
Equipment	2,309	2,226	6,355	5,556
	8,239	8,549	24,323	24,808
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	1,733	1,925	5,140	6,125
Cost of products (exclusive of depreciation and amortization included below)	1,673	1,985	4,622	5,097
Selling, general and administrative	2,108	2,080	6,059	5,992
Severance and exit costs	13	19	13	30
Depreciation	1,977	1,837	5,693	5,227
Amortization	196	255	628	813
Other, net	(188)	137	(323)	230
	7,512	8,238	21,832	23,514
Operating income	727	311	2,491	1,294
Other expense:
Interest expense	(581)	(619)	(1,789)	(1,864)
Other expense, net	(42)	(60)	(50)	(67)
	(623)	(679)	(1,839)	(1,931)
Income (loss) before income taxes	104	(368)	652	(637)
Income tax benefit (expense)	7,052	(111)	6,662	(286)
Net income (loss)	7,156	(479)	7,314	(923)
Less: Net loss attributable to noncontrolling interests	6	—	6	—
Net income (loss) attributable to Sprint Corporation	$7,162	$(479)	$7,320	$(923)

Basic net income (loss) per common share	$1.79	$(0.12)	$1.83	$(0.23)
Diluted net income (loss) per common share	$1.76	$(0.12)	$1.79	$(0.23)
Basic weighted average common shares outstanding	4,001	3,983	3,998	3,979
Diluted weighted average common shares outstanding	4,061	3,983	4,080	3,979

Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on securities and other	$7	$(5)	$25	$—
Net unrealized holding gains on derivatives	19	—	12	—
Net unrecognized net periodic pension and other postretirement benefits	—	—	1	2
Other comprehensive income (loss)	26	(5)	38	2
Comprehensive income (loss)	$7,182	$(484)	$7,352	$(921)
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,
	2017	2016
	(in millions)
Cash flows from operating activities:
Net income (loss)	$7,314	$(923)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,321	6,040
Provision for losses on accounts receivable	312	406
Share-based and long-term incentive compensation expense	137	57
Deferred income tax (benefit) expense	(6,707)	276
Gains from asset dispositions and exchanges	(479)	(354)
Call premiums paid on debt redemptions	(129)	—
Loss on early extinguishment of debt	65	—
Amortization of long-term debt premiums, net	(125)	(234)
Loss on disposal of property, plant and equipment	533	368
Contract terminations	(5)	96
Other changes in assets and liabilities:
Accounts and notes receivable	(74)	(542)
Deferred purchase price from sale of receivables	—	(220)
Inventories and other current assets	(3,216)	(2,254)
Accounts payable and other current liabilities	(104)	(97)
Non-current assets and liabilities, net	260	(313)
Other, net	302	594
Net cash provided by operating activities	4,405	2,900
Cash flows from investing activities:
Capital expenditures - network and other	(2,499)	(1,421)
Capital expenditures - leased devices	(1,787)	(1,530)
Expenditures relating to FCC licenses	(92)	(46)
Proceeds from sales and maturities of short-term investments	7,113	2,649
Purchases of short-term investments	(1,842)	(4,998)
Proceeds from sales of assets and FCC licenses	367	126
Other, net	16	26
Net cash provided by (used in) investing activities	1,276	(5,194)
Cash flows from financing activities:
Proceeds from debt and financings	3,073	6,830
Repayments of debt, financing and capital lease obligations	(7,159)	(3,266)
Debt financing costs	(19)	(272)
Other, net	(6)	68
Net cash (used in) provided by financing activities	(4,111)	3,360
Net increase in cash and cash equivalents	1,570	1,066
Cash and cash equivalents, beginning of period	2,870	2,641
Cash and cash equivalents, end of period	$4,440	$3,707
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in millions)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, March 31, 2017	3,989	$40	$27,756	$(8,584)	$(404)	$—	$18,808
Net income (loss)				7,320		(6)	7,314
Other comprehensive income, net of tax					38		38
Issuance of common stock, net	13		12				12
Share-based compensation expense			137				137
Capital contribution by SoftBank			5				5
Other, net			(57)				(57)
(Decrease) increase attributable to noncontrolling interests			(28)			76	48
Balance, December 31, 2017	4,002	$40	$27,825	$(1,264)	$(366)	$70	$26,305

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
The consolidated financial statements include our accounts, those of our 100% owned subsidiaries, and subsidiaries we control or in which we have a controlling financial interest. For controlled subsidiaries that are not wholly-owned, the noncontrolling interests are included in "Net income (loss)" and "Total equity". All intercompany transactions and balances have been eliminated in consolidation.
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
Two adoption methods are available for implementation of the standard update related to the recognition of revenue from contracts with customers. Under the full retrospective method, the guidance is applied retrospectively to contracts for each reporting period presented, subject to allowable practical expedients. Under the modified retrospective method, the guidance is applied only to the most current period presented, recognizing the cumulative effect of the change as an adjustment to the beginning balance of retained earnings, and also requires additional disclosures comparing the results to the previous guidance. We will adopt the standard using the modified retrospective method.
We currently anticipate the standard to have a material impact to our consolidated financial statements upon adoption. The ultimate impact on revenue resulting from the application of the new standard will be subject to assessments that are dependent on many variables, including, but not limited to, the terms and mix of the contractual arrangements we have with customers.
We expect the timing of recognition for our sales commission expenses will be materially impacted, as a substantial portion of these costs (which are currently expensed) will be capitalized and expensed over time. We expect to amortize costs related to new service contracts over the expected customer relationship period while costs associated with contract renewals are expected to be amortized over the anticipated length of the service contract. In addition, the deferred contract cost asset will be assessed for impairment on a periodic basis.
For bundled arrangements that include both lease and service elements, we expect the allocation of the customer consideration and the pattern of revenue recognition to be relatively consistent with our current practice.
We are still in the process of evaluating these impacts, and our initial assessments may change due to changes in the terms and mix of the contractual arrangements we have with customers. New products or offerings, or changes to current offerings, may yield significantly different impacts than currently expected.
We are in the process of implementing significant new revenue accounting systems, processes and internal controls over revenue recognition as a result of adopting the new standard.

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
In August 2016, the FASB issued authoritative guidance regarding Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. It provides guidance on eight specific cash flow issues. The standard will be effective for the Company for its fiscal year beginning April 1, 2018, including interim periods within that fiscal year, with early adoption permitted and retrospective application required. The standard will impact the presentation of cash flows related to beneficial interests in securitization transactions, which is the deferred purchase price, resulting in a material reclassification of cash inflows from operating activities to investing activities for prior periods in our consolidated statements of cash flows. The standard will also impact the presentation of cash flows related to separately identifiable cash flows and application of the predominance principal related to direct channel leased devices and will result in a material reclassification of cash outflows from operating activities to investing activities for all periods presented in our consolidated statements of cash flows. In addition, the standard will impact the presentation of cash flows related to debt prepayment or debt extinguishment costs and will result in a reclassification of cash outflows from operating activities to financing activities in the nine-month period ended December 31, 2017 in our consolidated statements of cash flows. There were no debt prepayment or debt extinguishment costs in the nine-month period ended December 31, 2016. While the Company does expect the impact of this guidance to be material to our cash flow presentation, we continue to evaluate the guidance and quantify the specific impacts.

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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the installment receivables:

	December 31, 2017	March 31, 2017
	(in millions)
Installment receivables, gross	$1,773	$2,270
Deferred interest	(133)	(207)
Installment receivables, net of deferred interest	1,640	2,063
Allowance for credit losses	(257)	(299)
Installment receivables, net	$1,383	$1,764

Classified on the consolidated balance sheets as:
Accounts and notes receivable, net	$1,168	$1,195
Other assets	215	569
Installment receivables, net	$1,383	$1,764
The balance and aging of installment receivables on a gross basis by credit category were as follows:

	December 31, 2017			March 31, 2017
	Prime	Subprime	Total	Prime	Subprime	Total
	(in millions)			(in millions)
Unbilled	$1,170	$455	$1,625	$1,501	$619	$2,120
Billed - current	75	32	107	74	36	110
Billed - past due	21	20	41	20	20	40
Installment receivables, gross	$1,266	$507	$1,773	$1,595	$675	$2,270
Activity in the deferred interest and allowance for credit losses for the installment receivables was as follows:

	Nine Months Ended	Twelve Months Ended
	December 31, 2017	March 31, 2017
	(in millions)
Deferred interest and allowance for credit losses, beginning of period	$506	$—
Bad debt expense	135	61
Write-offs, net of recoveries	(177)	(28)
Change in deferred interest on short-term and long-term installment receivables	(74)	8
Recognition of deferred interest and allowance for credit losses	—	465
Deferred interest and allowance for credit losses, end of period	$390	$506

Note 4.	Financial Instruments
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
The carrying amount of cash equivalents, accounts and notes receivable, and accounts payable approximates fair value. Short-term investments are recorded at amortized cost and the respective carrying amounts approximate fair value primarily using quoted prices in active markets. As of December 31, 2017, short-term investments consisted of $173 million of commercial paper. As of March 31, 2017, short-term investments totaled $5.4 billion and consisted of approximately $3.0 billion of time deposits and $2.4 billion of commercial paper. The fair value of marketable equity securities totaling $60

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

million and $46 million as of December 31, 2017 and March 31, 2017, respectively, are measured on a recurring basis using quoted prices in active markets.
Except for our financing transaction for the Handset Sale-Leaseback (Tranche 2) with Mobile Leasing Solutions, LLC (MLS), which was terminated in October 2017 (see Note 8. Long-Term Debt, Financing and Capital Lease Obligations), current and long-term debt and our other financings are carried at amortized cost. The Company elected to measure the financing obligation with MLS at fair value as a means to better reflect the economic substance of the arrangement and it was the only eligible financial instrument for which we had elected the fair value option.
The fair value of the financing obligation, which was determined at the outset of the arrangement using a discounted cash flow model, was derived by unobservable inputs such as customer churn rates, customer upgrade probabilities, and the likelihood that Sprint will elect the exchange option versus the termination option upon a customer upgrade. Any gains or losses resulting from changes in the fair value of the financing obligation were included in “Other income (expense), net” in the consolidated statements of comprehensive income (loss). During the three and nine-month periods ended December 31, 2017, there was no material change in the fair value of the financing obligation. During the nine-month period ended December 31, 2017, we made principal repayments and non-cash adjustments totaling $385 million to MLS, resulting in our principal balance being fully paid. In addition to the financing obligation with MLS, the remaining debt for which estimated fair value is determined based on unobservable inputs primarily represents borrowings under our secured equipment credit facilities, network equipment sale-leaseback, and sales of receivables under our Receivables Facility (see Note 8. Long-Term Debt, Financing and Capital Lease Obligations). The carrying amounts associated with these borrowings approximate fair value.
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
The following table presents carrying amounts and estimated fair values of current and long-term debt and financing obligations:

	Carrying amount at December 31, 2017	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt and financing obligations	$36,690	$30,281	$2,970	$4,954	$38,205

	Carrying amount at March 31, 2017	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt and financing obligations	$40,581	$33,196	$4,352	$5,468	$43,016

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment and other long-lived assets used to provide service to our subscribers. Non-cash accruals included in property, plant and equipment (excluding leased devices) totaled $428 million and $325 million as of December 31, 2017 and 2016, respectively.
The following table presents the components of property, plant and equipment and the related accumulated depreciation:

	December 31, 2017	March 31, 2017
	(in millions)
Land	$254	$260
Network equipment, site costs and related software	22,649	21,693
Buildings and improvements	809	818
Non-network internal use software, office equipment, leased devices and other	10,626	8,625
Construction in progress	2,101	2,316
Less: accumulated depreciation	(16,727)	(14,503)
Property, plant and equipment, net	$19,712	$19,209
Sprint offers a leasing program to its customers whereby qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to turn in the device, continue leasing the device, or purchase the device. As of December 31, 2017, substantially all of our device leases were classified as operating leases. Lease revenue associated with devices subject to operating leases, which is included in equipment revenue, was $1.0 billion, $2.9 billion, $887 million and $2.5 billion for the three and nine-month periods ended December 31, 2017 and 2016, respectively.
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
The following table presents leased devices and the related accumulated depreciation:

	December 31, 2017	March 31, 2017
	(in millions)
Leased devices	$9,098	$7,276
Less: accumulated depreciation	(3,415)	(3,114)
Leased devices, net	$5,683	$4,162
During the nine-month periods ended December 31, 2017 and 2016, there were non-cash transfers to leased devices of approximately $3.7 billion and $2.3 billion, respectively, along with a corresponding decrease in "Device and accessory inventory" for devices leased through our direct channel. Non-cash accruals included in leased devices totaled $306 million and $166 million as of December 31, 2017 and 2016, respectively, for devices purchased from indirect dealers that were leased to our subscribers. Depreciation expense incurred on all leased devices was $990 million and $2.7 billion for the three and nine-month periods ended December 31, 2017, respectively, and $837 million and $2.2 billion for the same periods in 2016, respectively.
During the three and nine-month periods ended December 31, 2017 and 2016, we recorded $123 million, $527 million, $137 million and $368 million, respectively, of loss on disposal of property, plant and equipment, net of recoveries, which is included in "Other, net" within Operating income in our consolidated statements of comprehensive income (loss). Net losses that resulted from the write-off of leased devices are primarily associated with lease cancellations prior to the scheduled customer lease terms where customers did not return the devices to us were $123 million, $347 million, $109 million, and $340 million for the three and nine-month periods ended December 31, 2017 and 2016, respectively. In addition, during the nine-month period ended December 31, 2017, losses totaling $180 million were related to $181 million of cell site construction costs that are no longer recoverable as a result of changes in our network plans during the three-month period

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ended June 30, 2017 and $5 million of hurricane-related charges during the three-month period ended September 30, 2017, offset by a $6 million gain.

Note 6.	Intangible Assets
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist of FCC licenses, which were acquired primarily through FCC auctions and business combinations, certain of our trademarks, and goodwill. At December 31, 2017, we held 800 MHz, 1.9 GHz and 2.5 GHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. Accordingly, we have concluded that FCC licenses are indefinite-lived intangible assets. Our Sprint and Boost Mobile trademarks have also been identified as indefinite-lived intangible assets. Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations.
During the quarter ended December 31, 2017, Sprint and PRWireless PR, Inc. completed a transaction to combine their operations in Puerto Rico and the U.S. Virgin Islands into a new entity named PRWireless HoldCo, LLC. The companies contributed employees, subscribers, network assets and spectrum to the transaction. Sprint and PRWireless PR, Inc. have an approximate 68% and a 32% preferred economic interest, as well as a 55% and 45% common voting interest in the new entity, respectively. Sprint's ownership represents a controlling financial interest and as a result fully consolidates the entity and presents a noncontrolling interest in its consolidated financial statements. The consideration transferred by Sprint has been preliminarily allocated to assets acquired and liabilities assumed from PRWireless PR, Inc. based on their estimated fair values at the time of the transaction. The preliminary purchase accounting adjustments represent management's current best estimate of fair value but could change as additional information is obtained and evaluated. Beginning total assets and liabilities of the new entity were approximately $390 million and $240 million, respectively. Of these amounts, approximately $270 million and $220 million represent the fair value of the PRWireless PR, Inc. asset and liability contribution, respectively, which have increased the corresponding financial statement line items in the Sprint consolidated balance sheet at December 31, 2017. The acquired assets primarily consist of approximately $150 million of FCC licenses, $35 million of other intangible assets and $85 million of current and fixed assets. The acquired liabilities consist of approximately $170 million of long-term debt and $50 million of other current liabilities.
The following provides the activity of indefinite-lived intangible assets within the consolidated balance sheets:

	March 31, 2017	Net Additions		December 31, 2017
	(in millions)
FCC licenses	$36,550	$637	(1)	$37,187
Trademarks	4,035	—		4,035
Goodwill	6,579	7	(2)	6,586
	$47,164	$644		$47,808
_________________

(1)
During the nine-month period ended December 31, 2017, net additions within FCC licenses include a $479 million increase from spectrum license exchanges described below, and approximately $150 million of spectrum licenses as a result of the transaction with PRWireless PR, Inc. described above.

(2)
During the nine-month period ended December 31, 2017, approximately $7 million was added to goodwill as a result of the transaction with PRWireless PR, Inc. and the purchase accounting adjustments on its contributions described above.

Spectrum License Exchanges
In the first quarter of fiscal year 2017, we exchanged certain spectrum licenses with other carriers in non-cash transactions. As a result, we recorded a non-cash gain of $479 million, which represented the difference between the fair value and the net book value of the spectrum transferred to the other carriers. The gain was recorded in "Other, net" within Operating income in the consolidated statements of comprehensive income (loss) for the nine-month period ended December 31, 2017.

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
Our stock price at December 31, 2017 of $5.89 was below the net book value per share price of $6.56. Subsequent to the balance sheet date, the stock price has decreased further to $5.36 at February 2, 2018. The quoted market price of our stock is not the sole consideration of fair value. Other considerations include, but are not limited to, expectations of future results and an estimated control premium.
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

		December 31, 2017			March 31, 2017
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)
Customer relationships	8 years	$6,561	$(5,289)	$1,272	$6,923	$(5,053)	$1,870
Other intangible assets:
Favorable spectrum leases	23 years	861	(163)	698	869	(138)	731
Favorable tower leases	7 years	487	(322)	165	589	(386)	203
Trademarks	34 years	520	(70)	450	520	(58)	462
Other	10 years	127	(45)	82	91	(37)	54
Total other intangible assets		1,995	(600)	1,395	2,069	(619)	1,450
Total definite-lived intangible assets		$8,556	$(5,889)	$2,667	$8,992	$(5,672)	$3,320

Note 7.	Accounts Payable
Accounts payable at December 31, 2017 and March 31, 2017 include liabilities in the amounts of $103 million and $69 million, respectively, for payments issued in excess of associated bank balances but not yet presented for collection.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates			Maturities			December 31, 2017	March 31, 2017
							(in millions)
Notes
Senior notes
Sprint Corporation	7.13	-	7.88%	2021	-	2025	$10,500	$10,500
Sprint Communications, Inc.	6.00	-	11.50%	2020	-	2022	4,780	6,080
Sprint Capital Corporation	6.88	-	8.75%	2019	-	2032	6,204	6,204
Senior secured notes
Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC	3.36%			2021			3,281	3,500
Sprint Communications, Inc.	9.25%			2022			200	200
Guaranteed notes
Sprint Communications, Inc.	7.00	-	9.00%	2018	-	2020	2,800	4,000
Exchangeable notes
Clearwire Communications LLC	8.25%			2017			—	629
Credit facilities
Secured revolving bank credit facility	3.88%			2021			—	—
Secured term loan	4.13%			2024			3,970	4,000
PRWireless term loan	6.94%			2020			183	—
Export Development Canada (EDC)	4.07%			2019			300	300
Secured equipment credit facilities	3.02	-	3.72%	2020	-	2021	555	431
Accounts receivable facility	2.44	-	2.97%	2019			2,966	1,964
Financing obligations, capital lease and other obligations	2.35	-	12.00%	2018	-	2026	1,146	3,016
Net premiums and debt financing costs							(24)	90
							36,861	40,914
Less current portion							(4,036)	(5,036)
Long-term debt, financing and capital lease obligations							$32,825	$35,878

As of December 31, 2017, Sprint Corporation, the parent corporation, had $10.5 billion in aggregate principal amount of senior notes outstanding. In addition, as of December 31, 2017, the outstanding principal amount of the senior notes issued by Sprint Communications and Sprint Capital Corporation, the senior secured notes issued by Sprint Communications, the guaranteed notes issued by Sprint Communications, Sprint Communications' secured term loan and secured revolving bank credit facility, the EDC agreement, the secured equipment credit facilities, the Receivables Facility, and certain other obligations collectively totaled $22.0 billion in principal amount of our long-term debt. Sprint Corporation fully and unconditionally guaranteed such indebtedness, which was issued by 100% owned subsidiaries. Although certain financing agreements restrict the ability of Sprint Communications and its subsidiaries to distribute cash to Sprint Corporation, the ability of the subsidiaries to distribute cash to their respective parents, including to Sprint Communications, is generally not restricted.
Cash interest payments, net of amounts capitalized of $42 million and $32 million during the nine-month periods ended December 31, 2017 and 2016, respectively, totaled $1.9 billion during each of the nine-month periods ended December 31, 2017 and 2016.
Notes
As of December 31, 2017, our outstanding notes consisted of senior notes and guaranteed notes all of which are unsecured, as well as senior secured notes associated with our spectrum financing transaction and senior secured notes issued by Sprint Communications. Cash interest on all of the notes is payable semi-annually in arrears with the exception of the

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

spectrum financing senior secured notes, which is payable quarterly. As of December 31, 2017, $27.6 billion aggregate principal amount of the notes was redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.
As of December 31, 2017, $21.4 billion aggregate principal amount of our senior notes, senior secured notes, and guaranteed notes provided holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in the applicable indentures and supplemental indentures) occurs.
On December 1, 2017 the Clearwire Communications LLC exchangeable notes were retired pursuant to the terms of the indenture, which provided that the notes could be tendered at the holder's option or called at our option on or after that date, in each case for 100% of the par value plus accrued interest.
During the three-month period ended June 30, 2017, pursuant to a cash tender offer, Sprint Communications retired $388 million principal amount of its outstanding 8.375% Notes due 2017 and $1.2 billion principal amount of its outstanding 9.000% Guaranteed Notes due 2018. We incurred costs of $129 million, which consisted of call redemption premiums and tender expenses, and removed unamortized premiums of $64 million associated with these retirements resulting in a loss on early extinguishment of debt of $65 million, which is included in "Other income (expense), net" in our consolidated statements of comprehensive income (loss). In addition, during the three-month period ended September 30, 2017, Sprint Communications retired the remaining $912 million principal amount of its outstanding 8.375% Notes due August 2017.
Spectrum Financing
In October 2016, Sprint transferred certain directly held and third-party leased spectrum licenses (collectively, Spectrum Portfolio) to wholly-owned bankruptcy-remote special purpose entities (collectively, Spectrum Financing SPEs). The Spectrum Portfolio, which represented approximately 14% of Sprint's total spectrum holdings on a MHz-pops basis, was used as collateral to raise an initial $3.5 billion in senior secured notes bearing interest at 3.36% per annum under a $7.0 billion program that permits Sprint to raise up to an additional $3.5 billion in senior secured notes, subject to certain conditions. The senior secured notes are repayable over a five-year term, with interest-only payments over the first four quarters and amortizing quarterly principal payments thereafter commencing December 2017 through September 2021. During the nine-month period ended December 31, 2017, we made scheduled principal repayments of $219 million, resulting in a total principal amount of $3.3 billion outstanding as of December 31, 2017, of which $875 million was classified as "Current portion of long-term debt, financing and capital lease obligations" in the consolidated balance sheets.
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
Credit Facilities
Unsecured Credit Facility Commitment
During the three-month period ended September 30, 2017, Sprint Communications entered into a commitment letter with a group of banks to provide an unsecured credit facility in an aggregate principal amount up to $3.2 billion. Draws on the unsecured credit facility would bear interest at a rate equal to either the London Interbank Offered Rate (LIBOR) plus a percentage that varies depending on the days elapsed since the effective date of the facility (1.25% to 4.25% per annum), or base rate, as defined in the commitment letter, plus a percentage that varies depending on the days elapsed since the effective date of the facility (0.25% to 3.25% per annum). Commitments will be reduced by an amount equal to the proceeds from the sales of certain assets and will terminate upon certain debt issuances or sales of equity securities. Amounts borrowed and

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

repaid cannot be redrawn and the unsecured credit facility, if executed, will terminate in March 2019. As of December 31, 2017, the unsecured credit facility had not been executed and thus no amounts have been drawn.
Secured Term Loan and Revolving Bank Credit Facility
On February 3, 2017, we entered into a credit agreement for $6.0 billion, consisting of a $4.0 billion, seven-year secured term loan that matures in February 2024 and a $2.0 billion secured revolving bank credit facility that expires in February 2021. As of December 31, 2017, approximately $151 million in letters of credit were outstanding under the secured revolving bank credit facility, including the letter of credit required by the Report and Order (see Note 11. Commitments and Contingencies). As a result of the outstanding letters of credit, which directly reduce the availability of borrowings, the Company had approximately $1.8 billion of borrowing capacity available under the secured revolving bank credit facility as of December 31, 2017. The bank credit facility requires a ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the bank credit facility (adjusted EBITDA), not to exceed 6.0 to 1.0 through the quarter ending December 31, 2017. After December 31, 2017, the Leverage Ratio declines on a scheduled basis until the ratio becomes fixed at 3.5 to 1.0 for the fiscal quarter ended March 31, 2020 and each fiscal quarter ending thereafter through expiration of the facility. The term loan has an interest rate equal to LIBOR plus 250 basis points and the secured revolving bank credit facility has an interest rate equal to LIBOR plus a spread that varies depending on the Leverage Ratio.
In consideration of the seven-year secured term loan, we entered into a five-year fixed-for-floating interest rate swap on a $2.0 billion notional amount that has been designated as a cash flow hedge. The effective portion of changes in fair value are recorded in "Other comprehensive income (loss)" in the consolidated statements of comprehensive income (loss) and the ineffective portion, if any, is recorded in current period earnings in the consolidated statements of comprehensive income (loss) as interest expense. The fair value of the interest rate swap was approximately $10 million as of December 31, 2017, which was recorded as an asset in the consolidated balance sheets.
PRWireless Term Loan
During the quarter ended December 31, 2017, Sprint and PRWireless PR, Inc. completed a transaction to combine their operations in Puerto Rico and the U.S. Virgin Islands into a new entity. Prior to the formation of the new entity, PRWireless PR, Inc. had incurred $178 million principal amount of debt under a secured term loan, which became debt of the new entity upon the transaction close. The secured term loan bears interest at 5.25% plus LIBOR and expires in June 2020. Any amounts repaid early may not be drawn again. From the effective date of the transaction through December 31, 2017, PRWireless PR, LLC borrowed an additional $5 million under the secured term loan resulting in $183 million total principal amount outstanding with an additional $20 million remaining available as of December 31, 2017. Sprint has provided an unsecured guarantee of repayment of the secured term loan obligations. The secured portion of the facility is limited to assets of the new entity as the borrower.
EDC Agreement
As of December 31, 2017, the EDC agreement provided for security and covenant terms similar to our secured term loan and revolving bank credit facility. However, under the terms of the EDC agreement, repayments of outstanding amounts cannot be redrawn. As of December 31, 2017, the total principal amount of our borrowings under the EDC facility was $300 million.
Secured Equipment Credit Facilities
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provided for the ability to borrow up to $800 million to finance network equipment-related purchases from Nokia Solutions and Networks US LLC, USA. The facility's availability for borrowing expired in October 2017. Such borrowings were contingent upon the amount and timing of network-related purchases made by Sprint. During the nine-month period ended December 31, 2017, we drew $160 million and made principal repayments totaling $98 million on the facility, resulting in a total principal amount of $202 million outstanding as of December 31, 2017.
K-sure
The K-sure secured equipment credit facility provides for the ability to borrow up to $750 million to finance network equipment-related purchases from Samsung Telecommunications America, LLC. The facility can be divided in up to

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

three consecutive tranches of varying size. In September 2017, we amended the secured equipment credit facility to extend the borrowing availability through December 2018. Such borrowings are contingent upon the amount and timing of network-related purchases made by Sprint. During the nine-month period ended December 31, 2017, we made principal repayments totaling $65 million on the facility, resulting in a total principal amount of $194 million outstanding as of December 31, 2017.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provided for the ability to borrow up to $250 million to finance network equipment-related purchases from Alcatel-Lucent USA Inc. In September 2017, we amended the secured equipment credit facility to restore previously expired commitments of $150 million. During the nine-month period ended December 31, 2017, we drew $150 million and made principal repayments totaling $23 million on the facility, resulting in a total principal amount of $159 million outstanding as of December 31, 2017.
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
Accounts Receivable Facility
Transaction Overview
Our Receivables Facility provides us the opportunity to sell certain wireless service receivables, installment receivables, and future amounts due from customers who lease certain devices from us to the Purchasers. The maximum funding limit under the Receivables Facility is $4.3 billion. While we have the right to decide how much cash to receive from each sale, the maximum amount of cash available to us varies based on a number of factors and, as of December 31, 2017, represents approximately 50% of the total amount of the eligible receivables sold to the Purchasers. As of December 31, 2017, the total amount of borrowings under our Receivables Facility was $3.0 billion and the total amount available to be drawn was $781 million. In February 2017, the Receivables Facility was amended and Sprint gained effective control over the receivables transferred to the Purchasers by obtaining the right, under certain circumstances, to repurchase them. Subsequent to the February 2017 amendment, all proceeds received from the Purchasers in exchange for the transfer of our wireless service and installment receivables are recorded as borrowings and all cash inflows and outflows under the Receivables Facility are reported as financing activities in the consolidated statements of cash flows. In October 2017, the Receivables Facility was amended to, among other things, extend the maturity date to November 2019 and to reallocate the Purchasers' commitments between wireless service, installment and future lease receivables through May 2018 to 26%, 28% and 46%, respectively. After May 2018, the allocation of the Purchasers' commitments between wireless service, installment and future lease receivables will be 26%, 18% and 56%, respectively. During the nine-month period ended December 31, 2017, we drew $2.7 billion and repaid $1.7 billion to the Purchasers.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Transaction Structure
Sprint contributes certain wireless service, installment and future lease receivables, as well as the associated leased devices, to Sprint's wholly-owned consolidated bankruptcy-remote special purpose entities (SPEs). At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, installment and future lease receivables to Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life. As of December 31, 2017, wireless service and installment receivables contributed to the SPEs and included in "Accounts and notes receivable, net" in the consolidated balance sheets were $3.0 billion and the long-term portion of installment receivables included in "Other assets" in the consolidated balance sheets was $208 million. As of December 31, 2017, the net book value of devices contributed to the SPEs was approximately $5.6 billion.
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
Financing Obligations
Network Equipment Sale-Leaseback
In April 2016, Sprint sold and leased back certain network equipment to unrelated bankruptcy-remote special purpose entities (collectively, Network LeaseCo). The network equipment acquired by Network LeaseCo, which we consolidate, was used as collateral to raise approximately $2.2 billion in borrowings from external investors, including SoftBank Group Corp. (SoftBank). Principal and interest payments on the borrowings from the external investors were repaid in staggered, unequal payments through January 2018. During the nine-month period ended December 31, 2017, we made principal repayments totaling $1.4 billion, resulting in a total principal amount of $454 million outstanding as of December 31, 2017, which was fully repaid in January 2018.
Network LeaseCo is a variable interest entity for which Sprint is the primary beneficiary. As a result, Sprint is required to consolidate Network LeaseCo and our consolidated financial statements include Network LeaseCo's debt and the related financing cash inflows. The network assets included in the transaction, which had a net book value of approximately $3.0 billion and consisted primarily of equipment located at cell towers, remain on Sprint's consolidated financial statements and continue to be depreciated over their respective estimated useful lives. As of December 31, 2017, these network assets had a net book value of approximately $1.8 billion.
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
Handset Sale-Leasebacks Tranche 2 (Tranche 2)
In May 2016, Sprint entered into Tranche 2. We transferred devices with a net book value of approximately $1.3 billion to MLS in exchange for cash proceeds totaling $1.1 billion and a DPP of $186 million. The proceeds were accounted for as a financing. Accordingly, the devices remained in "Property, plant and equipment, net" in the consolidated balance sheets and we continued to depreciate the assets to their estimated residual values over the respective customer lease terms. During the nine-month period ended December 31, 2017, we made principal repayments and non-cash adjustments totaling $385 million to MLS. In October 2017, Sprint terminated Tranche 2 pursuant to its terms and repaid all outstanding amounts.
The proceeds received were reflected as cash provided by financing activities in the consolidated statements of cash flows and payments made to MLS were reflected as principal repayments and interest expense. We had elected to account for the financing obligation at fair value. Accordingly, changes in the fair value of the financing obligation were recognized in "Other income (expense), net" in the consolidated statements of comprehensive income (loss) over the course of the arrangement.
Handset Sale-Leasebacks Tranche 1 (Tranche 1)
In December 2015, Sprint entered into Tranche 1. We recorded the sale, removed the devices from our balance sheet, and classified the leasebacks as operating leases. The cash proceeds received in the transaction were reflected as cash provided by investing activities in the consolidated statements of cash flows and payments made to MLS under the leaseback were reflected as "Cost of products" in the consolidated statements of comprehensive income (loss). Rent expense related to MLS totaled $117 million and $494 million during the three and nine-month periods ended December 31, 2016 and is reflected in cash flows from operations. In December 2016, Sprint terminated Tranche 1 by repurchasing the devices and related customer lease-end rights and obligations from MLS. Additionally, the leaseback was canceled and there are no further rental payments owed to MLS related to Tranche 1.
Tower Financing
During 2008, we sold and subsequently leased back approximately 3,000 cell sites, of which approximately 2,000 remain as of December 31, 2017. Terms extend through 2021, with renewal options for an additional 20 years. These cell sites continue to be reported as part of our "Property, plant and equipment, net" in our consolidated balance sheets due to our continued involvement with the property sold and the transaction is accounted for as a financing. The financing obligation as of December 31, 2017 is $160 million.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Capital Lease and Other Obligations
In May 2016, Sprint closed on a transaction with Shentel to acquire one of our wholesale partners, NTELOS Holdings Corporation (nTelos). The total consideration for this transaction included $181 million, on a net present value basis, of notes payable to Shentel. Sprint will satisfy its obligations under the notes payable over an expected term of five to six years, of which the remaining obligation is $145 million as of December 31, 2017. The remainder of our capital lease and other obligations of $334 million as of December 31, 2017 are primarily for the use of wireless network equipment.
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
As of December 31, 2017, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in the maturities being accelerated.
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
The following provides the activity in the severance and exit costs liability included in "Accounts payable," "Accrued expenses and other current liabilities" and "Other liabilities" within the consolidated balance sheets:

	March 31, 2017	Net (Benefit) Expense		Cash Payments and Other	December 31, 2017
	(in millions)
Lease exit costs	$249	$(12)	(1)	$(68)	$169
Severance costs	12	22	(2)	(17)	17
Access exit costs	40	3	(3)	(21)	22
	$301	$13		$(106)	$208
 _________________

(1)
For the three and nine-month periods ended December 31, 2017, we recognized benefits of $3 million and $12 million (Wireless only), respectively, resulting from the reversal of certain lease exit cost reserves associated with the Clearwire WiMAX network which was shutdown on March 31, 2016.

(2)
For the three and nine-month periods ended December 31, 2017, we recognized costs of $17 million ($16 million Wireless, $1 million Wireline) and $22 million ($19 million Wireless, $3 million Wireline), respectively.

(3)
For the three and nine-month periods ended December 31, 2017, we recognized a benefit of $1 million ($9 million benefit Wireless, $8 million costs Wireline) and costs of $3 million ($8 million benefit Wireless, $11 million costs Wireline), respectively. The Wireless benefits resulted from the reduction of certain access exit cost reserves that are no longer required related to previous network initiatives.

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
Sprint Corporation is the parent of an affiliated group of corporations which join in the filing of a U.S. federal consolidated income tax return. Additionally, we file income tax returns in each state jurisdiction which imposes an income tax. In certain state jurisdictions, Sprint and its subsidiaries file combined tax returns with certain other SoftBank affiliated entities. State tax expense or benefit has been determined utilizing the separate return approach as if Sprint and its subsidiaries file on a stand-alone basis. We also file income tax returns in a number of foreign jurisdictions; however, our foreign income tax activity is immaterial.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (3) bonus depreciation that will allow for full expensing of qualified property; (4) creating a new limitation on deductible interest expense; (5) eliminating the corporate alternative minimum tax; and (6) new tax rules related to foreign operations.
Section 15 of the Internal Revenue Code stipulates that our fiscal year ending March 31, 2018 will have a blended federal statutory tax rate of 31.5%, which is based on the applicable tax rates before and after the effectiveness of the Tax Act and the number of days in the year. The differences that caused our effective income tax rates to differ from the 31.5% and 35% U.S. federal statutory rate for income taxes for the nine-month periods ended December 31, 2017 and 2016, respectively, were as follows:

	Nine Months Ended December 31,
	2017	2016
	(in millions)
Income tax (expense) benefit at the federal statutory rate	$(205)	$223
Effect of:
State income taxes, net of federal income tax effect	(57)	8
State law changes, net of federal income tax effect	(28)	3
Increase deferred tax liability on FCC licenses	—	(46)
Increase deferred tax liability for business activity changes	(69)	—
Credit for increasing research activities	11	—
Tax benefit from organizational restructuring	—	42
Change in federal and state valuation allowance	(64)	(522)
Increase in liability for unrecognized tax benefits	(20)	—
Tax benefit from the Tax Act	7,090	—
Other, net	4	6
Income tax benefit (expense)	$6,662	$(286)
Effective income tax rate	(1,021.8)%	(44.9)%
We recognized, as a provisional estimate, a $7.1 billion non-cash tax benefit through income from continuing operations for the re-measurement of deferred tax assets and liabilities due to changes in tax laws included in the Tax Act. This re-measurement of deferred taxes had no impact on cash flows.
The re-measurement was driven by two provisions in the Tax Act. First, as a result of the corporate tax rate reduction from 35% to 21%, we recognized a $5.0 billion non-cash tax benefit through income from continuing operations for the re-measurement of our deferred tax assets and liabilities. Secondly, the Tax Act included a provision whereby net operating losses generated in tax years beginning after December 31, 2017 may be carried forward indefinitely. The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. The provision in the Tax Act, modifying the carryforward period of net operating losses, changed our assessment as to the ability to recognize deferred tax assets on certain deductible temporary differences projected to be realized in tax years with an indefinite-lived carryforward period. In assessing the ability to realize these deferred tax assets, we considered taxable temporary differences from indefinite-lived assets, such as FCC licenses, to be an available source of future taxable income. This source of income was not previously considered because it could not be scheduled to reverse in the same period as the definite-lived deductible temporary differences. As a result of this change in assessment, we recognized a $2.1 billion non-cash tax benefit through income from continuing operations to reduce our valuation allowance.
We believe it is more likely than not that our remaining deferred tax assets, net of the valuation allowance, will be realized based on current income tax laws, including those modified by the Tax Act, and expectations of future taxable income stemming from the reversal of existing deferred tax liabilities.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The sources of the differences that gave rise to the deferred tax assets and liabilities as of December 31, 2017 and March 31, 2017, along with the income tax effect of each, were as follows:

	December 31, 2017	March 31, 2017
	(in millions)
Deferred tax assets
Net operating loss carryforwards	$4,169	$6,812
Tax credit carryforwards	365	340
Capital loss carryforwards	—	1
Property, plant and equipment	1,997	2,192
Debt obligations	83	205
Deferred rent	237	402
Pension and other postretirement benefits	211	332
Accruals and other liabilities	907	1,454
	7,969	11,738
Valuation allowance	(5,212)	(10,477)
	2,757	1,261
Deferred tax liabilities
FCC licenses	8,793	12,876
Trademarks	1,122	1,712
Intangibles	340	771
Other	211	318
	10,466	15,677

Long-term deferred tax liability	$7,709	$14,416
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118) which addresses income tax accounting implications of the Tax Act. The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the Tax Act was enacted. SAB 118 addresses situations where the accounting is incomplete for certain income tax effects of the Tax Act upon issuance of a company’s financial statements for the reporting period which include the enactment date. SAB 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the Tax Act. Additionally, SAB 118 allows for a measurement period to finalize the impacts of the Tax Act, not to extend beyond one year from the date of enactment.
Estimates were used in determining the balance of deferred tax assets and liabilities subject to changes in tax laws included in the Tax Act. In addition, estimates were used in determining the timing of reversals of deferred tax assets and liabilities in assessing the ability to realize certain deferred tax assets, which impacted the valuation allowance adjustment we recorded as part of the effects of the Tax Act. Additional information and analysis is required to accurately determine the deferred tax assets and liabilities effected by the Tax Act as well as determine the reversal pattern of such deferred tax assets and liabilities in assessing the ability to realize deferred tax assets.
In accordance with SAB 118, we recorded, as a provisional estimate, a $7.1 billion non-cash tax benefit through income from continuing operations in the period ended December 31, 2017. This amount is a reasonable estimate of the tax effects of the Tax Act on our financial statements. We will continue to analyze the effects of the Tax Act on the financial statements and operations and record any additional impacts as they are identified during the measurement period provided for in SAB 118.
Income tax benefit of $6.7 billion for the nine-month period ended December 31, 2017 was primarily attributable to the impact of the Tax Act as previously discussed, partially offset by taxable temporary differences from the tax amortization of FCC licenses and tax expense on pre-tax gains from spectrum license exchanges during the period. We also increased our deferred state income tax liability by $69 million for changes in business activities causing us to become subject to income tax in additional tax jurisdictions. This resulted in a change in the measurement of the carrying value of our deferred tax liability on temporary differences, primarily FCC licenses. Income tax expense of $286 million for the nine-month period ended December 31, 2016 was primarily attributable to taxable temporary differences from the tax amortization

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

of FCC licenses and tax expense on pre-tax gains from spectrum license exchanges during the period, partially offset by tax benefits from the reversal of certain state income tax valuation allowance on deferred tax assets. As a result of organizational restructuring, which drove a sustained increase in the profitability of specific legal entities, we revised our estimate regarding the realizability of the involved entities’ deferred state tax assets and recorded a state tax benefit of $42 million. Additionally, in conjunction with the Spectrum Financing and resulting change in state taxability footprint, we recognized tax expense of $46 million to increase the deferred tax liability for the temporary differences between the carrying amounts of our FCC licenses for financial statement purposes and their tax bases. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. Prior to the Tax Act, these temporary differences could not be scheduled to reverse during the loss carryforward period against our deferred tax assets. As a result, a valuation allowance is recorded against our loss carryforward and other excess deferred tax assets resulting in a net deferred tax expense.
As of December 31, 2017 and March 31, 2017, we maintained unrecognized tax benefits of $191 million and $190 million, respectively. Cash paid for income taxes, net was $55 million and $34 million for the nine-month periods ended December 31, 2017 and 2016, respectively.

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
On April 19, 2012, the New York Attorney General filed a complaint alleging that Sprint Communications has fraudulently failed to collect and pay more than $100 million in New York sales taxes on receipts from its sale of wireless telephone services since July 2005. The complaint also seeks recovery of triple damages under the State False Claims Act, as well as penalties and interest. Sprint Communications moved to dismiss the complaint on June 14, 2012. On July 1, 2013, the court entered an order denying the motion to dismiss in large part, although it did dismiss certain counts or parts of certain counts. Sprint Communications appealed that order and the intermediate appellate court affirmed the order of the trial court. On October 20, 2015, the Court of Appeals of New York affirmed the decision of the appellate court that the tax statute requires us to collect and remit the disputed taxes. Our petition for certiorari to the U.S. Supreme Court on grounds of federal preemption was denied. We have paid the principal amount of tax at issue, under protest, while the suit is pending. The parties are now engaged in discovery in the trial court. We will continue to defend this matter vigorously and we do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
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
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us or our subsidiaries. As of December 31, 2017, we have accrued $114 million associated with a state tax matter. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.
During the quarter ended December 31, 2017, Sprint settled several related patent infringement lawsuits and received payments of approximately $350 million, excluding legal fees incurred.
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
The minimum cash obligation is $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The letter of credit was initially $2.5 billion, but has been reduced during the course of the proceeding to $115 million as of December 31, 2017. Since the inception of the program, we have incurred payments of approximately $3.5 billion directly attributable to our performance under the Report and Order, including approximately $8 million during the nine-month period ended December 31, 2017. When incurred, substantially all costs are accounted for as additions to FCC licenses with the remainder as property, plant and equipment. Based on our expenses to date and on third party administrator's audits, we have exceeded the $2.8 billion minimum cash obligation

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

required by the FCC. On October 12, 2017, the FCC released a Declaratory Ruling that we have met the minimum cash obligation under the Report and Order and concluded that Sprint will not be required to make any payments to the U.S. Treasury.
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
Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share adjusts basic net income (loss) per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. As of the three-month period ended December 31, 2017, the computation of diluted net income (loss) per common share includes the effect of dilutive securities consisting of approximately 47 million options and restricted stock units, in addition to 13 million shares attributable to warrants, of which 9 million relate to the warrant held by SoftBank. As of the nine-month period ended December 31, 2017, the computation of diluted net income (loss) per common share includes the effect of dilutive securities consisting of approximately 61 million options and restricted stock units, in addition to 21 million shares attributable to warrants, of which 17 million relate to the warrant held by SoftBank. As of both the three and nine-month periods ended December 31, 2017, outstanding options to purchase shares totaling 6 million were not included in the computation of diluted net income (loss) per common share because to do so would have been antidilutive. Outstanding options and restricted stock units (exclusive of participating securities) that had no effect on our computation of dilutive weighted average number of shares outstanding as their effect would have been antidilutive were approximately 118 million shares as of the three and nine-month periods ended December 31, 2016, in addition to 62 million total shares issuable under warrants, of which 55 million relate to shares issuable under the warrant held by SoftBank. The warrant was issued to SoftBank at the close of the merger with SoftBank and is exercisable at $5.25 per share at the option of SoftBank, in whole or in part, at any time on or prior to July 10, 2018.

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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information is as follows:

Statement of Operations Information	Wireless including hurricane and other	Wireless hurricane and other	Wireless excluding hurricane and other	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended December 31, 2017
Net operating revenues(2)	$7,928	$21	$7,949	$307	$4	$8,260
Inter-segment revenues(1)	—	—	—	86	(86)	—
Total segment operating expenses(2)	(5,286)	96	(5,190)	(423)	72	(5,541)
Segment earnings	$2,642	$117	$2,759	$(30)	$(10)	2,719
Less:
Depreciation						(1,977)
Amortization						(196)
Hurricane-related charges(2)						(66)
Other, net(3)						247
Operating income						727
Interest expense						(581)
Other expense, net						(42)
Income before income taxes						$104

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended December 31, 2016
Net operating revenues	$8,172	$372	$5	$8,549
Inter-segment revenues(1)	—	125	(125)	—
Total segment operating expenses	(5,775)	(449)	125	(6,099)
Segment earnings	$2,397	$48	$5	2,450
Less:
Depreciation				(1,837)
Amortization				(255)
Other, net(3)				(47)
Operating income				311
Interest expense				(619)
Other expense, net				(60)
Loss before income taxes				$(368)

Statement of Operations Information	Wireless including hurricane and other	Wireless hurricane and other	Wireless excluding hurricane and other	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Nine Months Ended December 31, 2017
Net operating revenues(2)	$23,347	$33	$23,380	$963	$13	$24,356
Inter-segment revenues(1)	—	—	—	272	(272)	—
Total segment operating expenses(2)	(15,109)	118	(14,991)	(1,305)	241	(16,055)
Segment earnings	$8,238	$151	$8,389	$(70)	$(18)	8,301
Less:
Depreciation						(5,693)
Amortization						(628)
Hurricane-related charges(2)						(100)
Other, net(3)						611
Operating income						2,491
Interest expense						(1,789)
Other expense, net						(50)
Income before income taxes						$652

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Nine Months Ended December 31, 2016
Net operating revenues	$23,620	$1,177	$11	$24,808
Inter-segment revenues(1)	—	386	(386)	—
Total segment operating expenses	(16,460)	(1,473)	379	(17,554)
Segment earnings	$7,160	$90	$4	7,254
Less:
Depreciation				(5,227)
Amortization				(813)
Other, net(3)				80
Operating income				1,294
Interest expense				(1,864)
Other expense, net				(67)
Loss before income taxes				$(637)
Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the nine months ended December 31, 2017	$3,828	$133	$325	$4,286
Capital expenditures for the nine months ended December 31, 2016	$2,654	$74	$223	$2,951
_________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to, or use by, wireless subscribers.

(2)
The three and nine-month periods ended December 31, 2017, includes $66 million and $100 million, respectively, of hurricane-related charges which are classified in our consolidated statements of comprehensive income (loss) as follows: $21 million and $33 million, respectively, as contra-revenue in net operating revenues, $30 million and $45 million, respectively, as cost of services, $15 million and $17 million, respectively, as selling, general and administrative expenses and $5 million in the nine-month period only as other, net, all within the Wireless segment. In addition, the three and nine-month periods ended December 31, 2017, includes a $51 million charge related to a regulatory fee matter, which is classified as cost of services in our consolidated statements of comprehensive income (loss).

(3)
Other, net for the three and nine-month periods ended December 31, 2017 consists of $13 million of severance and exit costs in both periods and net reductions of $260 million and $315 million, respectively, primarily associated with legal settlements or favorable developments in pending legal proceedings. The nine-month period ended December 31, 2017 consists of a $175 million net loss on disposal of property, plant and equipment, which consisted of a $181 million loss related to cell site construction costs that are no longer recoverable as a result of changes in our network plans, offset by a $6 million gain. In addition, the nine-month period ended December 31, 2017 includes a $479 million non-cash gain related to spectrum license exchanges with other carriers and a $5 million reversal of previously accrued contract termination costs primarily related to the termination of our relationship with General Wireless Operations Inc. (Radio Shack). Losses totaling $123 million and $347 million relating to the write-off of leased devices associated with lease cancellations were excluded from Other, net and included within Wireless segment earnings for the three and nine-month periods ended December 31, 2017, respectively. Other, net for the three and nine-month periods ended December 31, 2016 consists of $19 million and $30 million expense, respectively, of severance and exit costs as well as $28 million loss on disposal of property, plant and equipment related to cell site construction costs that are no longer recoverable as a result of changes in our network plans. In addition, the nine-month period ended December 31, 2016 includes a $354 million non-cash gain related to spectrum license exchanges with other carriers, a $103 million charge related to a state tax matter and $113 million of contract termination costs, primarily related to the termination of our pre-existing wholesale arrangement with nTelos as a result of the Shentel transaction. Losses totaling approximately $109 million and $340 million relating to the write-off of leased devices associated with lease cancellations were excluded from Other, net and included within Wireless segment earnings for the three and nine-month periods ended December 31, 2016, respectively.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended December 31, 2017
Wireless services(2)	$5,311	$—	$—	$5,311
Wireless equipment	2,309	—	—	2,309
Voice	—	94	(32)	62
Data	—	29	(20)	9
Internet	—	254	(36)	218
Other	329	16	6	351
Total net operating revenues	$7,949	$393	$(82)	$8,260

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended December 31, 2016
Wireless services(3)	$5,671	$—	$—	$5,671
Wireless equipment	2,226	—	—	2,226
Voice	—	153	(61)	92
Data	—	41	(23)	18
Internet	—	281	(38)	243
Other(3)	275	22	2	299
Total net operating revenues	$8,172	$497	$(120)	$8,549

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Nine Months Ended December 31, 2017
Wireless services(2)	$16,141	$—	$—	$16,141
Wireless equipment	6,355	—	—	6,355
Voice	—	327	(114)	213
Data	—	96	(59)	37
Internet	—	765	(100)	665
Other	884	47	14	945
Total net operating revenues	$23,380	$1,235	$(259)	$24,356

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Nine Months Ended December 31, 2016
Wireless services(3)	$17,280	$—	$—	$17,280
Wireless equipment	5,556	—	—	5,556
Voice	—	506	(196)	310
Data	—	127	(67)	60
Internet	—	871	(119)	752
Other(3)	784	59	7	850
Total net operating revenues	$23,620	$1,563	$(375)	$24,808

_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

(2)
Wireless services related to the Wireless segment in the three and nine-month periods ended December 31, 2017 excludes $21 million and $33 million, respectively, of hurricane-related contra-revenue charges reflected in net operating revenues in our consolidated statements of comprehensive income (loss).

(3)
Sprint is no longer reporting Lifeline subscribers due to regulatory changes resulting in tighter program restrictions. We have excluded them from our customer base for all periods presented, including our Assurance Wireless prepaid brand and subscribers through our wholesale Lifeline mobile virtual network operators (MVNO). The above tables reflect the reclassification of the related Assurance Wireless prepaid revenue within the Wireless segment from Wireless services to Other of $92 million and $275 million for the three and nine months ended December 31, 2016, respectively. Revenue associated with subscribers through our wholesale Lifeline MVNOs continues to remain in Other following this change.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14.	Related-Party Transactions
Sprint has entered into various arrangements with SoftBank, its controlled affiliates or with third parties to which SoftBank or its controlled affiliates are also parties, including for international wireless roaming, wireless and wireline call termination, real estate, logistical management, and other services.
Brightstar
We have arrangements with Brightstar US, Inc. (Brightstar), whereby Brightstar provides supply chain and inventory management services to us in our indirect channels and whereby Sprint may sell new and used devices to Brightstar for its own purposes. To facilitate certain of these arrangements, we have extended a $700 million credit line to Brightstar to assist with the purchasing and distribution of devices and accessories. As a result, we shifted our concentration of credit risk away from our indirect channel partners to Brightstar. As Brightstar is a subsidiary of SoftBank, we expect SoftBank will provide the necessary support to ensure that Brightstar will fulfill its obligations to us under these arrangements. However, we have no assurance that SoftBank will provide such support.
The supply chain and inventory management arrangement provides, among other things, that Brightstar may purchase inventory from the original equipment manufacturers (OEMs) to sell directly to our indirect dealers. As compensation for these services, we remit per unit fees to Brightstar for each device sold to dealers or retailers in our indirect channels. During the three and nine-month periods ended December 31, 2017 and 2016, we incurred fees under these arrangements totaling $25 million and $71 million, and $15 million and $43 million, respectively. Additionally, we have an arrangement with Brightstar whereby they perform certain of our reverse logistics including device buyback, trade-in technology and related services.
During the quarter ended September 30, 2017, we entered into an arrangement with Brightstar whereby accessories previously procured by us and sold to customers in our direct channels will now be procured and consigned to us from Brightstar. Amounts billed from the sale of accessory inventory are remitted to Brightstar. In exchange for our efforts to sell accessory inventory owned by Brightstar, we will receive a fixed fee from Brightstar for each device activated in our direct channels. For the three and nine-month periods ended December 31, 2017, Sprint earned fees under these arrangements of approximately $71 million and $100 million, respectively, which are recognized as other revenue within "Service revenues" in the consolidated statements of comprehensive income (loss).
Amounts included in our consolidated financial statements associated with these supply chain and inventory management arrangements with Brightstar were as follows:

Consolidated balance sheets:	December 31, 2017	March 31, 2017
	(in millions)
Accounts receivable	$253	$367
Accounts payable	$119	$160

Consolidated statements of comprehensive income (loss):	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(in millions)
Service revenues	$71	$—	$100	$—
Equipment revenues	$639	$480	$1,432	$1,107
Cost of products	$657	$403	$1,465	$1,021
Selling, general and administrative	$13	$9	$39	$26
In addition to the amounts associated with the supply chain and inventory management arrangements discussed above, Sprint earned fees from a Brightstar subsidiary for billing and collecting payments from subscribers under certain insurance programs of approximately $10 million and $27 million, and $23 million and $77 million in the three and nine-month periods ended December 31, 2017 and 2016, respectively, which are recognized as "Service revenues" in the consolidated statements of comprehensive income (loss).

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SoftBank
In November 2015 and April 2016, Sprint entered into Handset Sale-Leaseback Tranche 1 and Tranche 2, respectively, with MLS, a company formed by a group of equity investors, including SoftBank, to sell and leaseback certain devices, which are currently being leased by our customers, for total cash proceeds of approximately $2.2 billion. SoftBank's initial equity investment in MLS totaled $79 million. Brightstar provided reverse logistics and remarketing services to MLS with respect to the devices.
In December 2016, Tranche 1 was terminated and the associated devices were repurchased by Sprint from MLS. With the cash proceeds, MLS repurchased the equity units from its investors including SoftBank. In October 2017, Sprint terminated Tranche 2 pursuant to its terms and repaid all outstanding amounts.
In April 2016, Sprint sold and leased back certain network equipment to Network LeaseCo. The network equipment acquired by Network LeaseCo, which is consolidated by us, was used as collateral to raise approximately $2.2 billion in borrowings from external investors, including $250 million from SoftBank. Principal and interest payments on the borrowings from the external investors were repaid in staggered, unequal payments through January 2018. During the nine-month period ended December 31, 2017, we made principal repayments totaling $1.4 billion, resulting in a total principal amount of $454 million outstanding as of December 31, 2017, which was fully repaid in January 2018.
All other transactions under agreements with SoftBank or its controlled affiliates, in the aggregate, were immaterial through the period ended December 31, 2017.

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
During the nine-month periods ended December 31, 2017 and 2016, there were non-cash equity contributions from the Subsidiary Guarantor to the Non-Guarantor Subsidiaries as a result of organizational restructuring for tax purposes of $4.7 billion and $563 million, respectively. We also replaced $22.9 billion of short-term payables with intercompany notes issued by the Subsidiary Guarantor to the Non-Guarantor Subsidiaries during the nine-month period ended December 31, 2017. The notes are subordinated to all unaffiliated third party obligations of Sprint Corporation and its subsidiaries.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2017
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,948	$492	$—	$4,440
Short-term investments	—	173	—	—	173
Accounts and notes receivable, net	196	445	3,917	(641)	3,917
Current portion of notes receivable from consolidated affiliate	—	424	—	(424)	—
Device and accessory inventory	—	—	1,009	—	1,009
Prepaid expenses and other current assets	1	8	617	—	626
Total current assets	197	4,998	6,035	(1,065)	10,165
Investments in subsidiaries	26,233	36,237	—	(62,470)	—
Property, plant and equipment, net	—	—	19,712	—	19,712
Due from consolidated affiliates	1	—	13,776	(13,777)	—
Notes receivable from consolidated affiliate	10,407	22,491	—	(32,898)	—
Intangible assets
Goodwill	—	—	6,586	—	6,586
FCC licenses and other	—	—	41,222	—	41,222
Definite-lived intangible assets, net	—	—	2,667	—	2,667
Other assets	—	196	871	—	1,067
Total assets	$36,838	$63,922	$90,869	$(110,210)	$81,419

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$—	$3,176	$—	$3,176
Accrued expenses and other current liabilities	196	383	3,921	(641)	3,859
Current portion of long-term debt, financing and capital lease obligations	—	1,895	2,141	—	4,036
Current portion of notes payable to consolidated affiliate	—	—	424	(424)	—
Total current liabilities	196	2,278	9,662	(1,065)	11,071
Long-term debt, financing and capital lease obligations	10,407	10,407	12,011	—	32,825
Notes payable to consolidated affiliate	—	10,407	22,491	(32,898)	—
Deferred tax liabilities	—	—	7,709	—	7,709
Other liabilities	—	820	2,689	—	3,509
Due to consolidated affiliates	—	13,777	—	(13,777)	—
Total liabilities	10,603	37,689	54,562	(47,740)	55,114
Commitments and contingencies
Total stockholders' equity	26,235	26,233	36,237	(62,470)	26,235
Noncontrolling interests	—	—	70	—	70
Total equity	26,235	26,233	36,307	(62,470)	26,305
Total liabilities and equity	$36,838	$63,922	$90,869	$(110,210)	$81,419

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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31, 2017
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$8,239	$—	$8,239
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	1,733	—	1,733
Cost of products (exclusive of depreciation and amortization included below)	—	—	1,673	—	1,673
Selling, general and administrative	—	—	2,108	—	2,108
Severance and exit costs	—	—	13	—	13
Depreciation	—	—	1,977	—	1,977
Amortization	—	—	196	—	196
Other, net	—	—	(188)	—	(188)
	—	—	7,512	—	7,512
Operating income	—	—	727	—	727
Other income (expense):
Interest income	198	458	1	(643)	14
Interest expense	(198)	(382)	(644)	643	(581)
Earnings (losses) of subsidiaries	7,162	7,088	—	(14,250)	—
Other expense, net	—	(2)	(54)	—	(56)
	7,162	7,162	(697)	(14,250)	(623)
Income (loss) before income taxes	7,162	7,162	30	(14,250)	104
Income tax benefit	—	—	7,052	—	7,052
Net income (loss)	7,162	7,162	7,082	(14,250)	7,156
Less: Net loss attributable to noncontrolling interests	—	—	6	—	6
Net income (loss) attributable to Sprint Corporation	7,162	7,162	7,088	(14,250)	7,162
Other comprehensive income (loss)	26	26	6	(32)	26
Comprehensive income (loss)	$7,188	$7,188	$7,088	$(14,282)	$7,182

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
Other (expense) income:
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended December 31, 2017
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$24,323	$—	$24,323
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	5,140	—	5,140
Cost of products (exclusive of depreciation and amortization included below)	—	—	4,622	—	4,622
Selling, general and administrative	—	—	6,059	—	6,059
Severance and exit costs	—	—	13	—	13
Depreciation	—	—	5,693	—	5,693
Amortization	—	—	628	—	628
Other, net	—	(55)	(268)	—	(323)
	—	(55)	21,887	—	21,832
Operating income	—	55	2,436	—	2,491
Other income (expense):
Interest income	593	783	10	(1,320)	66
Interest expense	(593)	(1,171)	(1,345)	1,320	(1,789)
Earnings (losses) of subsidiaries	7,320	7,722	—	(15,042)	—
Other expense, net	—	(69)	(47)	—	(116)
	7,320	7,265	(1,382)	(15,042)	(1,839)
Income (loss) before income taxes	7,320	7,320	1,054	(15,042)	652
Income tax benefit	—	—	6,662	—	6,662
Net income (loss)	7,320	7,320	7,716	(15,042)	7,314
Less: Net loss attributable to noncontrolling interests	—	—	6	—	6
Net income (loss) attributable to Sprint Corporation	7,320	7,320	7,722	(15,042)	7,320
Other comprehensive income (loss)	38	38	18	(56)	38
Comprehensive income (loss)	$7,358	$7,358	$7,734	$(15,098)	$7,352

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
Other (expense) income:
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended December 31, 2017
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(1,143)	$5,548	$—	$4,405
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(2,499)	—	(2,499)
Capital expenditures - leased devices	—	—	(1,787)	—	(1,787)
Expenditures relating to FCC licenses	—	—	(92)	—	(92)
Proceeds from sales and maturities of short-term investments	—	7,113	—	—	7,113
Purchases of short-term investments	—	(1,842)	—	—	(1,842)
Change in amounts due from/due to consolidated affiliates	—	—	689	(689)	—
Proceeds from sales of assets and FCC licenses	—	—	367	—	367
Proceeds from intercompany note advance to consolidated affiliate	—	575	—	(575)	—
Other, net	—	—	16	—	16
Net cash provided by (used in) investing activities	—	5,846	(3,306)	(1,264)	1,276
Cash flows from financing activities:
Proceeds from debt and financings	—	—	3,073	—	3,073
Repayments of debt, financing and capital lease obligations	—	(2,530)	(4,629)	—	(7,159)
Debt financing costs	—	(9)	(10)	—	(19)
Change in amounts due from/due to consolidated affiliates	—	(689)	—	689	—
Repayments of intercompany note advance from parent	—	—	(575)	575	—
Other, net	—	12	(18)	—	(6)
Net cash used in financing activities	—	(3,216)	(2,159)	1,264	(4,111)
Net increase in cash and cash equivalents	—	1,487	83	—	1,570
Cash and cash equivalents, beginning of period	—	2,461	409	—	2,870
Cash and cash equivalents, end of period	$—	$3,948	$492	$—	$4,440

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended December 31, 2016
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(1,168)	$4,186	$(118)	$2,900
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(1,421)	—	(1,421)
Capital expenditures - leased devices	—	—	(1,530)	—	(1,530)
Expenditures relating to FCC licenses	—	—	(46)	—	(46)
Proceeds from sales and maturities of short-term investments	—	2,614	35	—	2,649
Purchases of short-term investments	—	(4,943)	(55)	—	(4,998)
Change in amounts due from/due to consolidated affiliates	—	6,865	—	(6,865)	—
Proceeds from sales of assets and FCC licenses	—	—	126	—	126
Intercompany note advance to consolidated affiliate	—	(392)	—	392	—
Proceeds from intercompany note advance to consolidated affiliate	—	62	—	(62)	—
Other, net	—	—	26	—	26
Net cash provided by (used in) investing activities	—	4,206	(2,865)	(6,535)	(5,194)
Cash flows from financing activities:
Proceeds from debt and financings	—	—	6,830	—	6,830
Repayments of debt, financing and capital lease obligations	—	(2,000)	(1,266)	—	(3,266)
Debt financing costs	—	(110)	(162)	—	(272)
Intercompany dividends paid to consolidated affiliate	—	—	(118)	118	—
Change in amounts due from/due to consolidated affiliates	—	—	(6,865)	6,865	—
Intercompany note advance from consolidated affiliate	—	—	392	(392)	—
Repayments of intercompany note advance from consolidated affiliate	—	—	(62)	62	—
Other, net	—	35	33	—	68
Net cash (used in) provided by financing activities	—	(2,075)	(1,218)	6,653	3,360
Net increase in cash and cash equivalents	—	963	103	—	1,066
Cash and cash equivalents, beginning of period	—	2,154	487	—	2,641
Cash and cash equivalents, end of period	$—	$3,117	$590	$—	$3,707

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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
We currently offer our devices through leasing and installment billing programs, and within limited plan offerings devices may be subsidized in exchange for a service contract. Our leasing and installment billing programs do not require a service contract. These programs offer devices tied to service plans at lower monthly rates when compared to subsidy plans, but require the subscriber to pay full or near full price for the device over the lease term or installment period. Our leasing program allows the subscriber to either turn in the device, continue leasing the device or purchase the device at the end of the lease term. The terms of our lease and installment billing contracts require that customers maintain service otherwise the balance of the remaining contractual obligation on the device is due upon termination of their service. The subsidy program, which has been de-emphasized, requires a service contract and allows for a subscriber to purchase a device at a discount for a new line of service. The majority of Sprint's current handset activations occur on our leasing program.
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
Our current strategy also includes transactions that continue to leverage our assets such as the Accounts Receivable Facility (Receivables Facility) and the spectrum financing transaction. Each of these transactions is described in more detail in "Liquidity and Capital Resources."
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
Overall, our densification and optimization efforts are expected to continue to enhance the customer experience by adding data capacity, increasing the wireless data speeds available to our customers, and improving network performance for both voice and data services. While circumstances may change in the future, we believe that our substantial spectrum holdings are sufficient to allow us to continue to provide consistent network reliability, capacity, and speed, as well as to provide current and future customers a highly competitive wireless experience. As a result of changes to our network plans during our fourth quarter of fiscal year 2017, we expect to incur charges of approximately $200 million primarily associated with cell site construction costs that are no longer recoverable. As we continue to refine our network strategy and evaluate other potential network initiatives, we may incur future material charges associated with lease and access exit costs, loss from asset dispositions or accelerated depreciation, among others.
PRWireless HoldCo, LLC Transaction
During the quarter ended December 31, 2017, Sprint and PRWireless PR, Inc. completed a transaction to combine their operations in Puerto Rico and the U.S. Virgin Islands into a new entity. The companies contributed employees, subscribers, network assets and spectrum to the transaction. We expect the new entity to create a stronger competitor in Puerto Rico and the U.S. Virgin Islands offering postpaid, prepaid, Lifeline and business services with increased scale, expanded distribution, improved network capacity, faster speed, and a deeper spectrum position. Sprint and PRWireless PR, Inc. have an approximate 68% and a 32% preferred economic interest, as well as a 55% and 45% common voting interest in the new entity, respectively.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The following table provides an overview of the consolidated results of operations.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(in millions)
Wireless segment earnings	$2,759	$2,397	$8,389	$7,160
Wireline segment earnings	(30)	48	(70)	90
Corporate, other and eliminations	(10)	5	(18)	4
Consolidated segment earnings	2,719	2,450	8,301	7,254
Depreciation	(1,977)	(1,837)	(5,693)	(5,227)
Amortization	(196)	(255)	(628)	(813)
Other, net	181	(47)	511	80
Operating income	727	311	2,491	1,294
Interest expense	(581)	(619)	(1,789)	(1,864)
Other expense, net	(42)	(60)	(50)	(67)
Income tax benefit (expense)	7,052	(111)	6,662	(286)
Net income (loss)	$7,156	$(479)	$7,314	$(923)

Depreciation Expense
Depreciation expense increased $140 million, or 8%, and $466 million, or 9%, in the three and nine-month periods ended December 31, 2017, respectively, compared to the same periods in 2016, primarily due to increased depreciation on leased devices as a result of the continued growth of the device leasing program. Depreciation expense incurred on all leased devices was $990 million and $2.7 billion for the three and nine-month periods ended December 31, 2017, respectively, and $837 million and $2.2 billion for the same periods in 2016, respectively.
Amortization Expense
Amortization expense decreased $59 million, or 23%, and $185 million, or 23%, in the three and nine-month periods ended December 31, 2017, respectively, compared to the same periods in 2016, primarily due to customer relationship intangible assets that are amortized using the sum-of-the-months'-digits method, which results in higher amortization rates in early periods that decline over time.
Other, net
The following table provides additional information regarding items included in "Other, net" for the three and nine-month periods ended December 31, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(in millions)
Severance and exit costs	$(13)	$(19)	$(13)	$(30)
Litigation and other contingencies	260	—	315	(103)
Loss on disposal of property, plant and equipment, net	—	(28)	(175)	(28)
Contract terminations	—	—	5	(113)
Gains from asset dispositions and exchanges	—	—	479	354
Hurricane-related charges	(66)	—	(100)	—
Total	$181	$(47)	$511	$80
Other, net represented a benefit of $181 million and $511 million in the three and nine-month periods ended December 31, 2017, respectively. During the three and nine-month periods ended December 31, 2017, we recognized severance and exit costs of $13 million primarily associated with reductions in work force. We incurred hurricane-related charges of $66 million and $100 million during the three and nine-month periods ended December 31, 2017, respectively, which were recorded as contra-revenue, cost of services, selling, general and administrative expenses, and loss on disposal of property, plant and equipment in the consolidated statements of comprehensive income (loss). We had a net benefit in litigation and other contingencies of $260 million and $315 million during the three and nine-month periods ended December 31, 2017, respectively, associated with legal settlements for patent infringement lawsuits as well as other contingencies associated with a regulatory fee matter. During the nine-month period ended December 31, 2017, we recorded a $479 million non-cash gain as a result of spectrum license exchanges with other carriers and a $5 million benefit in contract terminations. Additionally, we recognized a $175 million net loss on disposal of property, plant and equipment, which consisted of a $181 million loss related to cell site construction costs that are no longer recoverable as a result of changes in our network plans, offset by a $6 million gain.
Other, net represented an expense of $47 million and a benefit of $80 million in the three and nine-month periods ended December 31, 2016, respectively. During the three and nine-month periods ended December 31, 2016, we recognized severance and exit costs of $19 million and $30 million, respectively, and we recorded a $28 million loss on disposal of property, plant and equipment related to cell site construction costs that are no longer recoverable as a result of changes in our network plans. During the nine-month period ended December 31, 2016, we recognized a $103 million charge associated with a state tax matter and a $354 million non-cash gain as a result of spectrum license exchanges with other carriers. Additionally, we recorded a $113 million of contract terminations that was primarily related to the termination of our pre-existing wholesale arrangement with NTELOS Holdings Corporation (nTelos) as a result of the transaction with Shentel.
Interest Expense
Interest expense decreased $38 million, or 6%, and $75 million, or 4%, in the three and nine-month periods ended December 31, 2017, respectively, compared to the same periods in 2016. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $37.2 billion and $38.6 billion was 6.4% and 6.3% for the three and nine-month periods ended December 31, 2017, respectively. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $38.4 billion and $37.1 billion was 6.6% and 6.8% for the three and nine-month periods ended December 31, 2016, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.
Other expense, net
Other expense, net was $42 million and $50 million in the three and nine-month periods ended December 31, 2017, respectively. The expense was primarily due to $64 million and $70 million of equity in losses of unconsolidated investments, net during the three and nine-month periods ended December 31, 2017, respectively, which includes a $50 million impairment to an equity method investment. In addition, during the nine-month period ended December 31, 2017, $65 million of loss on early extinguishment of debt related to the retirement of portions of the Sprint Communications 8.375% Notes due 2017 and 9.000% Guaranteed Notes due 2018 was offset by $66 million of interest income.
Other expense, net was $60 million and $67 million in the three and nine-month periods ended December 31, 2016, respectively. The expense was primarily due to recognizing the remaining debt finance costs of $74 million associated with the terminated unsecured financing facility in the three-month period ended December 31, 2016.
Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act included changes in tax laws that had a material impact on our financial statements. The impact was driven by the re-measurement of deferred tax assets and liabilities. The re-measurement included the impact of the corporate tax rate reduction from 35% to 21% and the evaluation of our ability to realize deferred tax assets. Due to complexities involved in accounting for the enactment of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which addresses the accounting implications. SAB 118 allows us to record a provisional estimate of the impacts of the Tax Act in our earnings in the period ended December 31, 2017. Based on currently available information, we recorded, as a provisional estimate, a $7.1 billion non-cash tax benefit through income for continuing operations to re-measure the carrying values of our deferred tax assets and liabilities. The re-measurement of deferred taxes had no impact on cash flows (See Note 10. Income Taxes).
We expect adjustments to income tax expense in the quarter ending March 31, 2018, which may potentially be material. Income tax expense will be impacted primarily by the change in estimates of temporary differences during the quarter and the related future reversal patterns used in determining the measurement of our deferred tax assets. We do not expect these adjustments to impact cash flows.
Income tax benefit of $7.1 billion for the three-month period ended December 31, 2017 was primarily attributable to the impact of the Tax Act as discussed above. Income tax benefit of $6.7 billion for the nine-month period ended December 31, 2017 was primarily attributable to the impact of the Tax Act, partially offset by taxable temporary differences from the tax amortization of FCC licenses and tax expense on pre-tax gains from spectrum license exchanges during the period. We also increased our deferred state income tax liability by $69 million for changes in business activities causing us to become subject to income tax in additional tax jurisdictions. This resulted in a change in the measurement of the carrying value of our deferred tax liability on temporary differences, primarily FCC licenses.
Income tax expense of $111 million and $286 million for the three and nine-month periods ended December 31, 2016, respectively, represented consolidated effective tax rates of approximately (30)% and (45)%, respectively. Income tax expense for both periods was primarily attributable to taxable temporary differences from the tax amortization of FCC licenses and tax expense to increase our deferred tax liability on FCC licenses temporary differences. Income tax expense for the nine-month period ended December 31, 2016 included tax expense on pre-tax gains from spectrum license exchanges during the period, partially offset by tax benefits from the reversal of certain state income tax valuation allowance on deferred tax assets.
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
As shown by the table above under "Consolidated Results of Operations," Wireless segment earnings represented almost all of our total consolidated segment earnings for the three and nine-month periods ended December 31, 2017 and 2016. Within the Wireless segment, postpaid wireless services represent the most significant contributor to earnings, and is driven by the number of postpaid subscribers utilizing our services, as well as average revenue per user (ARPU). The wireless industry is subject to competition to retain and acquire subscribers of wireless services. Almost all markets in which we operate have high rates of penetration for wireless services.
Device Financing Programs
We offer a leasing program whereby qualified subscribers can lease a device for a contractual period of time, and an installment billing program that allows subscribers to purchase a device by paying monthly installments, generally over 24 months. In July 2017, we introduced the Sprint Flex program, which gives customers the opportunity to get annual upgrades for all smartphones. With Sprint Flex, customers can lease any phone and have the option to upgrade or purchase later. This program allows customers to enjoy their phone before deciding what option (upgrade, continue leasing, return, or buy) works best for their lifestyle.
Under the leasing program, qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to turn in their device, continue leasing their device, or purchase the device. As of December 31, 2017, substantially all of our device leases were classified as operating leases. As a result, at lease inception, the devices are reclassified from inventory to property, plant and equipment when leased through Sprint's direct channels. For leases in the indirect channel, we purchase the devices at lease inception from the dealer, which is then capitalized to property, plant and equipment. While a majority of the revenue associated with installment sales is recognized at the time of sale along with the related cost of products, lease revenue is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value, generally over the lease term. During the three and nine-month periods ended December 31, 2017 and 2016, we leased devices through our Sprint direct channels with costs totaling approximately $1.8 billion, $3.7 billion, $1.1 billion and $2.3 billion, respectively. These devices were reclassified from inventory to property, plant and equipment and, as such, the cost of the device was not recorded as cost of products compared to when purchased under the installment billing or the traditional subsidy program, which resulted in a significant positive impact to Wireless segment earnings. Depreciation expense incurred on all leased devices for the three and nine-month periods ended December 31, 2017 and 2016, was $990 million, $2.7 billion, $837 million and $2.2 billion, respectively. If the mix of leased devices continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase. However, prior to its termination, the benefit to Wireless segment earnings was partially offset by the Handset Sale-Leaseback Tranche 1 (Tranche 1) transaction that was consummated in November 2015 whereby we sold and subsequently leased back certain devices leased to our customers. As a result, the cost to us of the devices sold to Mobile Leasing Solutions, LLC (MLS) under Tranche 1 was no longer recorded as depreciation expense, but rather was recognized as rent expense within “Cost of products” in the consolidated statements of comprehensive income (loss) during the leaseback periods until Tranche 1 was terminated in conjunction with the repurchase of devices in December 2016.
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
Wireless Segment Earnings Trends
Sprint offers lower monthly service fees without a traditional contract as an incentive to attract subscribers to certain of our service plans. These lower rates for service are available whether the subscriber brings their own device, pays the full or near full retail price of the device, purchases the device under our installment billing program, or leases their device through our leasing program. We expect our postpaid ARPU to continue to decline primarily as a result of dilution from promotional activities and lower service fees associated with our price plans offered in conjunction with device financing options. However, we expect higher equipment revenue associated with the leasing and installment billing programs to partially offset these declines. Since inception, the combination of lower-priced plans and our leasing and installment billing programs have been accretive to Wireless segment earnings. We expect that trend to continue with the magnitude of the impact being dependent upon subscriber adoption rates.
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
The following table provides an overview of the results of operations of our Wireless segment.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Wireless Segment Earnings	2017	2016	2017	2016
	(in millions)
Postpaid	$4,314	$4,686	$13,151	$14,184
Prepaid(1)	997	985	2,990	3,096
Retail service revenues	5,311	5,671	16,141	17,280
Wholesale, affiliate and other(1)	329	275	884	784
Total service revenues	5,640	5,946	17,025	18,064
Equipment revenues	2,309	2,226	6,355	5,556
Total net operating revenues	7,949	8,172	23,380	23,620
Cost of services (exclusive of depreciation and amortization)	(1,385)	(1,649)	(4,204)	(5,226)
Cost of products (exclusive of depreciation and amortization)	(1,673)	(1,985)	(4,622)	(5,097)
Selling, general and administrative expense	(2,009)	(2,032)	(5,818)	(5,797)
Loss on disposal of property, plant and equipment	(123)	(109)	(347)	(340)
Total net operating expenses	(5,190)	(5,775)	(14,991)	(16,460)
Wireless segment earnings	$2,759	$2,397	$8,389	$7,160
_______________

(1)
Sprint is no longer reporting Lifeline subscribers due to regulatory changes resulting in tighter program restrictions. We have excluded them from our customer base for all periods presented, including our Assurance Wireless prepaid brand and subscribers through our wholesale Lifeline mobile virtual network operators (MVNO). The above table reflects the reclassification of the related Assurance Wireless prepaid revenue from Prepaid service revenue to Wholesale, affiliate and other revenue of $92 million and $275 million for the three and nine-month periods ended December 31, 2016, respectively. Revenue associated with subscribers through our wholesale Lifeline MVNOs continues to remain in Wholesale, affiliate and other revenue following this change.

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
Retail comprises those subscribers to whom Sprint directly provides wireless services, whether those services are provided on a postpaid or a prepaid basis. We also categorize our retail subscribers as prime and subprime based on subscriber credit profiles. We use proprietary scoring systems that measure the credit quality of our subscribers using several factors, such as credit bureau information, subscriber credit risk scores and service plan characteristics. Payment history is subsequently monitored to further evaluate subscriber credit profiles. Wholesale and affiliates are those subscribers who are served through MVNO and affiliate relationships and other arrangements. Under the MVNO relationships, wireless services are sold by Sprint to other companies that resell those services to subscribers.
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
Retail service revenue decreased $360 million, or 6%, and $1.1 billion, or 7%, for the three and nine-month periods ended December 31, 2017, respectively, compared to the same periods in 2016. The decrease was primarily due to a lower insurance revenues due to changes in our device insurance program and lower average revenue per postpaid subscriber driven by an increase in subscribers on lower price plans, combined with a decrease in average prepaid subscribers and competitive pressures. The decrease was partially offset by an increase in average postpaid subscribers.
Wholesale, affiliate and other revenues increased $54 million, or 20%, and $100 million, or 13%, for the three and nine-month periods ended December 31, 2017, respectively, compared to the same periods in 2016, primarily due to fees earned under the accessories arrangement with Brightstar, which commenced during the quarter ending September 30, 2017, combined with an increase in imputed interest recognized associated with installment billing on devices. These increases were partially offset by reduced revenue associated with postpaid and prepaid resellers due to competitive pressures. Approximately 83% of our total wholesale and affiliate subscribers represent connected devices. These devices generate revenue which varies based on usage.
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(subscribers in thousands)
Average postpaid subscribers	31,728	31,431	31,606	31,153
Average prepaid subscribers	8,840	9,662	8,756	10,311
Average retail subscribers	40,568	41,093	40,362	41,464
The table below summarizes ARPU. Additional information about ARPU for each quarter since the quarter ended June 30, 2016 may be found in the tables on the following pages.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
ARPU(1):
Postpaid	$45.13	$49.70	$46.14	$50.59
Prepaid	$37.46	$33.97	$37.84	$33.35
Average retail	$43.46	$46.00	$44.34	$46.30
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

Postpaid ARPU for the three and nine-month periods ended December 31, 2017 decreased compared to the same periods in 2016 primarily due to lower service fees resulting from promotional activities, subscriber migrations to service plans associated with device financing options, and lower device insurance program revenues as a result of entering into a Master Services Agreement with a vendor to provide post-sale device support services to subscribers. We expect postpaid

ARPU to continue to decline during fiscal year 2017 primarily as a result of dilution from promotional activities and lower service fees associated with our price plans offered in conjunction with device financing options. However, as a result of our leasing and installment billing programs, we expect increasing equipment revenues to partially offset these declines. Prepaid ARPU increased for the three and nine-month periods ended December 31, 2017 compared to the same periods in 2016 primarily due to the removal of approximately 1.2 million low-engagement prepaid customers from our base as a result of aligning our churn and retention rules across all our prepaid brands, excluding Assurance Wireless, in the three-month period ending December 31, 2016. (See "Subscriber Results" below for more information.)
The following table shows (a) net additions (losses) of wireless subscribers, (b) our total subscribers, and (c) end of period connected device subscribers as of the end of each quarterly period beginning with the quarter ended June 30, 2016.

	June 30, 2016	Sept 30, 2016	Dec 31, 2016	March 31, 2017	June 30, 2017	Sept 30, 2017	Dec 31, 2017
Net additions (losses) (in thousands)(1)
Postpaid	180	344	405	(118)	(39)	168	256
Prepaid(2)	(306)	(449)	(460)	195	35	95	63
Wholesale and affiliates(2)	728	704	619	291	65	115	66
Total Wireless	602	599	564	368	61	378	385

End of period subscribers (in thousands)(1)
Postpaid(3)(4)(5)	30,945	31,289	31,694	31,576	31,518	31,686	31,942
Prepaid(2)(3)(6)(7)(8)	10,636	10,187	8,493	8,688	8,719	8,765	8,997
Wholesale and affiliates(2)(3)(4)(6)(9)	11,782	12,486	13,084	13,375	13,461	13,576	13,642
Total Wireless	53,363	53,962	53,271	53,639	53,698	54,027	54,581

Supplemental data - connected devices
End of period subscribers (in thousands)(4)
Retail postpaid	1,822	1,874	1,960	2,001	2,091	2,158	2,259
Wholesale and affiliates	9,244	9,951	10,594	10,880	11,100	11,221	11,272
Total	11,066	11,825	12,554	12,881	13,191	13,379	13,531
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

(8)	During the three-month period ended December 31, 2017, prepaid end of period subscribers increased by 169,000 in conjunction with the PRWireless transaction.

(9)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these subscribers access to our network through our MVNO relationships, approximately 2,100,000 subscribers at December 31, 2017 through these MVNO relationships have been inactive for at least six months, with no associated revenue during the six-month period ended December 31, 2017.

The following table shows our average rates of monthly postpaid and prepaid subscriber churn as of the end of each quarterly period beginning with the quarter ended June 30, 2016.

	June 30, 2016	Sept 30, 2016	Dec 31, 2016	March 31, 2017	June 30, 2017(2)	Sept 30, 2017	Dec 31, 2017
Monthly subscriber churn rate(1)
Postpaid	1.56%	1.52%	1.67%	1.75%	1.65%	1.72%	1.80%
Prepaid	5.39%	5.59%	5.74%	4.69%	4.57%	4.83%	4.63%
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

The following table shows our postpaid and prepaid ARPU as of the end of each quarterly period beginning with the quarter ended June 30, 2016.

	June 30, 2016	Sept 30, 2016	Dec 31, 2016	March 31, 2017	June 30, 2017	Sept 30, 2017	Dec 31, 2017
ARPU
Postpaid	$51.54	$50.54	$49.70	$47.34	$47.30	$46.00	$45.13
Prepaid	$33.00	$33.15	$33.97	$38.48	$38.24	$37.83	$37.46
Subscriber Results
Retail Postpaid — During the three-month period ended December 31, 2017, net postpaid subscriber additions were 256,000 compared to 405,000 in the same period in 2016. The net additions in the current quarter were driven by net subscriber additions of phones and other devices, partially offset by tablet subscriber losses.
Retail Prepaid — During the three-month period ended December 31, 2017, we added 63,000 net prepaid subscribers compared to losses of 460,000 in the same period in 2016. The net additions in the quarter were primarily due to growth in subscribers in the Boost Mobile prepaid brand, partially offset by subscriber losses in the Virgin Mobile prepaid brand primarily due to continued competition in the market.
We are no longer reporting prepaid Lifeline subscribers due to regulatory changes resulting in tighter program restrictions. While we will continue to support our Lifeline subscribers through our Assurance Wireless prepaid brand, we have excluded these subscribers from our reported prepaid customer base. The above subscriber table reflects the exclusion of the Assurance Wireless prepaid subscribers on a comparable and trended basis resulting in the removal of 3.3 million subscribers from our reported prepaid subscriber base as of March 31, 2017.
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
Wholesale and Affiliate Subscribers — Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Of the 13.6 million subscribers included in wholesale and affiliates, approximately 83% represent connected devices. Wholesale and affiliate subscriber net additions were 66,000 during the three-month period ended December 31, 2017 compared to 619,000 during the same period in 2016, inclusive of net additions of connected devices totaling 51,000 and 643,000, respectively. The net additions in the three-month period ended December 31, 2017 were primarily attributable to growth in connected devices, partially offset by a decline in subscribers through our prepaid resellers.
We are no longer reporting wholesale Lifeline MVNO subscribers due to regulatory changes resulting in tighter program restrictions. While we will continue to support our Lifeline subscribers through our wholesale MVNOs, we have excluded these subscribers from our reported wholesale customer base. The above subscriber table reflects the exclusion of wholesale Lifeline MVNO subscribers on a comparable and trended basis resulting in the removal of 2.8 million subscribers from our reported wholesale subscriber base as of March 31, 2017.

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
Cost of services decreased $264 million, or 16%, and $1.0 billion, or 20%, for the three and nine-month periods ended December 31, 2017, respectively, compared to the same periods in 2016, primarily due to the impact of changes to our device insurance program, now administered by a vendor who provides post-sale device support to subscribers and bears the risk of loss on claims and related costs in exchange for a monthly recurring commission per subscriber, which the Company records as service revenue. In addition, network costs such as labor and backhaul were lower as a result of our network improvements and transformation initiatives, combined with a decrease in long distance primarily due to lower volume and rates.
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
Cost of products includes equipment costs (primarily devices and accessories), order fulfillment related expenses, and write-downs of device and accessory inventory related to shrinkage and obsolescence. Additionally, cost of products is reduced by any rebates that are earned from the equipment manufacturers. Cost of products in excess of the net revenue generated from equipment sales is referred to in the industry as equipment net subsidy. As subscribers migrate from acquiring devices through our subsidy program to our leasing or installment billing programs, equipment net subsidy continues to decline. We also make incentive payments to certain indirect dealers who purchase devices directly from OEMs or other device distributors. Those payments are recognized as selling, general and administrative expenses when the device is activated with a Sprint service plan because Sprint does not recognize any equipment revenue or cost of products for those transactions. (See Selling, General and Administrative Expense below.)
The net impact to equipment revenue and cost of products from the sale of devices under our installment billing program is relatively neutral except for the impact from promotional offers and the time value of money element related to the imputed interest on the installment receivables. Under the leasing program, lease revenue is recorded over the term of the lease. The cost of the leased device is depreciated to its estimated residual value generally over the lease term. During the three and nine-month periods ended December 31, 2017 and 2016, we leased devices through our Sprint direct channels totaling approximately $1.8 billion, $3.7 billion, $1.1 billion and $2.3 billion, respectively, which were reclassified from inventory to property, plant and equipment and, as such, the cost of the device was not recorded as cost of products compared to when purchased under the installment billing or the traditional subsidy programs.
Equipment revenue increased $83 million, or 4%, and $799 million, or 14%, for the three and nine-month periods ended December 31, 2017, respectively, compared to the same periods in 2016. The increase in equipment revenue for the three and nine-month periods ended December 31, 2017 was primarily due to an increase in the volume of used devices sold to third parties, higher lease revenue, and higher average sales price per postpaid and prepaid devices sold, partially offset by a decrease in postpaid devices sold. Cost of products decreased $312 million, or 16%, and $475 million, or 9%, for the three and nine-month periods ended December 31, 2017, respectively, compared to the same periods in 2016, primarily due to a decrease in devices sold as a result of the higher mix of postpaid subscribers choosing to lease their devices combined with the elimination of lease payments to MLS associated with the termination of Tranche 1, partially offset by an increase in the volume of used devices sold to third parties and higher average cost per postpaid and prepaid devices sold.
Total equipment revenues included $1.0 billion and $2.9 billion of lease revenues for the three and nine-month periods ended December 31, 2017, respectively, compared to $887 million and $2.5 billion for the three and nine-month periods ended December 31, 2016, respectively. The increase in lease revenue is primarily related to the increase in subscribers choosing to lease as opposed to purchasing a device. The two primary costs associated with lease revenues are depreciation of the leased device and losses incurred for devices that are not returned to us by customers. The depreciation expense attributable to lease revenues, which is presented as a component of consolidated depreciation expense, was $990 million and $2.7 billion for the three and nine-month periods ended December 31, 2017, respectively, compared to $837 million and $2.2 billion for the three and nine-month periods ended 2016. Additionally, the loss on leased devices, which is presented in "Other, net" within Operating income in the consolidated statements of comprehensive income (loss), was $123 million and $347 million for the three and nine-month periods ended December 31, 2017, respectively, compared to $109 million and $340 million for the three and nine-month periods ended 2016, respectively. We expect that the revenues derived from leasing our devices to customers will be less than the costs of the devices as the life of the device exceeds the contractual lease period. We offer the Sprint Flex program to customers as an incentive to attract and retain subscribers who purchase wireless services that utilize our wireless network. While revenue derived from providing devices to customers contributes to our consolidated earnings, wireless service is the major contributor. Therefore, we believe the evaluation of the Company's central operations, which is to provide wireless service to customers, are best viewed at the consolidated level. Accordingly, we believe consolidated level metrics such as operating income and cash flows from operations are the best indicators of our overall ability to generate cash.
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
Sales and marketing expense remained relatively flat, increasing $4 million, and increased $93 million, or 3%, for the three and nine-month periods ended December 31, 2017, respectively, compared to the same periods in 2016. The increase in the nine-month period ended December 31, 2017 was primarily due to higher prepaid marketing costs as a result of media spend related to the Boost Mobile and Virgin Mobile brands.
General and administrative costs decreased $27 million, or 4%, and $72 million, or 3%, for the three and nine-month periods ended December 31, 2017, respectively, compared to the same periods in 2016, primarily due to lower bad debt expense, partially offset by an increase in other general and administrative costs.
Bad debt expense decreased $73 million, or 42%, and $105 million, or 26%, for the three and nine-month periods ended December 31, 2017, respectively, compared to the same periods in 2016. The decreases were primarily related to lower installment billing reserves due to fewer subscribers entering into installment notes, partially offset by an increase in service revenue bad debt resulting from higher reserve rates and an increase in accounts written off due to higher churn. We reassess our allowance for doubtful accounts quarterly.

Loss on Disposal of Property, Plant and Equipment
For the three and nine-month periods ended December 31, 2017 and 2016, loss on the disposal of property, plant and equipment, net of recoveries, of $123 million, $347 million, $109 million, and $340 million, respectively, primarily resulted from the write-off of leased devices associated with lease cancellations prior to the scheduled customer lease terms where customers did not return the devices to us. We expect to continue to incur losses in future periods as a result of customers who do not return devices under our leasing program. Similar charges have been incurred for devices sold under our subsidy and installment billing programs as equipment net subsidy and bad debt expense, respectively. While we expect the mix of lease subscribers to increase in the future as a result of our Sprint Flex program, which launched during the quarter ended September 30, 2017, we expect the amount of losses in fiscal year 2017 to remain relatively consistent with the amounts recorded in fiscal year 2016.

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

The following table provides an overview of the results of operations of our Wireline segment.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Wireline Segment Earnings	2017	2016	2017	2016
	(in millions)
Voice	$94	$153	$327	$506
Data	29	41	96	127
Internet	254	281	765	871
Other	16	22	47	59
Total net service revenues	393	497	1,235	1,563
Cost of services (exclusive of depreciation)	(352)	(400)	(1,111)	(1,284)
Selling, general and administrative expense	(71)	(49)	(194)	(189)
Total net operating expenses	(423)	(449)	(1,305)	(1,473)
Wireline segment earnings	$(30)	$48	$(70)	$90
Wireline Revenue
Voice Revenues
Voice revenues for the three and nine-month periods ended December 31, 2017 decreased $59 million, or 39%, and $179 million, or 35%, respectively, compared to the same periods in 2016. The decrease was driven by lower volume and overall rate declines primarily due to lower international hubbing volumes as the company continues to de-emphasize certain voice services, combined with the decline in prices for the sale of services to our Wireless segment. Voice revenues generated from the sale of services to our Wireless segment represented 34% and 35% of total voice revenues for the three and nine-month periods ended December 31, 2017, respectively, compared to 40% and 39% for the same periods in 2016.
Data Revenues
Data revenues reflect sales of data services, primarily Private Line and managed network services bundled with non-IP-based data access. Data revenues decreased $12 million, or 29%, and $31 million, or 24%, for the three and nine-month periods ended December 31, 2017, respectively, compared to the same periods in 2016, as a result of customer churn, primarily related to Private Line. Data revenues generated from the provision of services to the Wireless segment represented 69% and 61% of total data revenue for the three and nine-month periods ended December 31, 2017, respectively, compared to 56% and 53% for the same periods in 2016.
Internet Revenues
IP-based data services revenue reflects sales of Internet services, including MPLS, VoIP, SIP, and managed services bundled with IP-based data access. IP-based data services revenue decreased $27 million, or 10%, and $106 million, or 12%, for the three and nine-month periods ended December 31, 2017, respectively, compared to the same periods in 2016, primarily due to fewer IP customers. In addition, revenue was also impacted by a decline in prices for the sale of services to our Wireless segment. Sale of services to our Wireless segment represented 14% and 13% of total Internet revenues for the three and nine-month periods ended December 31, 2017, compared to 14% for both periods in 2016.
Other Revenues
Other revenues, which primarily consist of sales of customer premises equipment, decreased $6 million, or 27%, and $12 million, or 20%, in the three and nine-month periods ended December 31, 2017, respectively, compared to the same periods in 2016.
Costs of Services
Costs of services include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of equipment. Costs of services decreased $48 million, or 12%, and $173 million, or 13%, in the three and nine-month periods ended December 31, 2017, respectively, compared to the same periods in 2016. The decrease was primarily due to lower access expense as the result of savings initiatives and lower network labor costs combined with lower international voice rates and volume.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $22 million, or 45%, and $5 million, or 3%, in the three and nine-month periods ended December 31, 2017, respectively, compared to the same periods in 2016. The increases were primarily due to higher sales and marketing expense, partially offset by lower shared administrative and employee-related costs required to support the Wireline segment as a result of the decline in revenue. Total selling, general and administrative expense as a percentage of net services revenue was 18% and 16% for the three and nine-month periods ended December 31, 2017, respectively, as compared to 10% and 12% for the three and nine-month periods ended December 31, 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Nine Months Ended
	December 31,
	2017	2016
	(in millions)
Net cash provided by operating activities	$4,405	$2,900
Net cash provided by (used in) investing activities	$1,276	$(5,194)
Net cash (used in) provided by financing activities	$(4,111)	$3,360
Operating Activities
Net cash provided by operating activities of $4.4 billion in the nine-month period ended December 31, 2017 increased $1.5 billion from the same period in 2016. The increase was primarily due to lower vendor and labor-related payments of $1.0 billion, which were primarily due to reduced operating costs resulting from the Company's ongoing cost reduction initiatives, and $564 million of increased cash received from customers. Also, during the nine-month period ended December 31, 2017, we paid $129 million, which consisted of call redemption premiums and tender expenses, due to the early retirement of Sprint Communications 8.575% Notes due 2017 and 9.000% Guaranteed Notes due 2018.
Investing Activities
Net cash provided by investing activities in the nine-month period ended December 31, 2017 improved by $6.5 billion compared to the same period in 2016, primarily due to increased net proceeds of short-term investments of $7.6 billion. This increase was partially offset by increased network and other capital expenditures of $1.1 billion and increased purchases of $257 million of leased devices from indirect dealers.
Financing Activities
Net cash used in financing activities was $4.1 billion during the nine-month period ended December 31, 2017, which was primarily due to the retirement of $1.3 billion principal amount of outstanding Sprint Communications 8.375% Notes due 2017 and $1.2 billion principal amount of outstanding Sprint Communications 9.000% Guaranteed Notes due 2018. In addition, we had Receivables Facility and secured equipment credit facilities draws of $2.7 billion and $310 million, respectively. These draws were partially offset by principal repayments of $342 million, $186 million, $1.7 billion. $1.4 billion, $629 million and $219 million for the Handset Sale-Leaseback Tranche 2, secured equipment credit facilities, Receivables Facility, network equipment sale-leaseback transaction, Clearwire Communications LLC 8.25% exchangeable notes and the spectrum financing transaction, respectively.
Net cash provided by financing activities was $3.4 billion during the nine-month period ended December 31, 2016, which was primarily due to cash receipts of $2.2 billion, $1.1 billion and $3.5 billion from the network equipment sale-leaseback, Handset Sale-Leaseback Tranche 2 and spectrum financing transactions, respectively. These receipts were partially offset by repayments of $502 million, $220 million and $153 million for the Handset Sale-Leaseback Tranche 2, secured equipment credit facilities and financing of future lease receivables, respectively. We also retired $2.0 billion in principal amount of Sprint Communications, Inc. 6% senior notes due 2016 and $300 million principal amount of Clearwire Communications LLC 14.75% secured notes due 2016. In addition, we paid a total of $272 million in debt finance costs for the unsecured financing facility, the network equipment sale-leaseback and spectrum financing transactions.
Working Capital
We had negative working capital of $906 million and working capital of $1.7 billion as of December 31, 2017 and March 31, 2017, respectively. The change in working capital was primarily due to increases in the current portion of long-term debt, financing and capital lease obligations of $1.8 billion related to the remaining portion of the Sprint Communications 9.000% Guaranteed Notes due 2018 and $438 million related to the spectrum leasing transaction. In addition, we retired $1.2 billion Sprint Communications 9.000% Guaranteed Notes due 2018 as described above. These were partially offset by net Receivables Facility draws of approximately $1.0 billion. The remaining balance was due to changes to other working capital items.
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
Accounts Receivable Facility
Our Receivables Facility provides us the opportunity to sell certain wireless service receivables, installment receivables, and future amounts due from customers who lease certain devices from us to the Purchasers. The maximum funding limit under the Receivables Facility is $4.3 billion. In October 2017, the Receivables Facility was amended to, among other things, extend the maturity date to November 2019. While we have the right to decide how much cash to receive from each sale, the maximum amount of cash available to us varies based on a number of factors and, as of December 31, 2017, represents approximately 50% of the total amount of the eligible receivables sold to the Purchasers. As of December 31, 2017, the total amount of borrowings under our Receivables Facility was $3.0 billion and the total amount available to be drawn was $781 million. During the nine-month period ended December 31, 2017, we drew $2.7 billion and repaid $1.7 billion to the Purchasers, which were reflected as financing activities in the consolidated statements of cash flows. Sprint contributes certain wireless service, installment and future lease receivables, as well as the associated leased devices, to Sprint's wholly-owned consolidated bankruptcy-remote special purpose entities (SPEs). At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, installment and future lease receivables to Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life. As of December 31, 2017, wireless service and installment receivables contributed to the SPEs and included in "Accounts and notes receivable, net" in the consolidated balance sheets were $3.0 billion and the long-term portion of installment receivables included in "Other assets" in the consolidated balance sheets was $208 million. As of December 31, 2017, the net book value of devices contributed to the SPEs was approximately $5.6 billion.
Network Equipment Sale-Leaseback
In April 2016, Sprint sold and leased back certain network equipment to unrelated bankruptcy-remote special purpose entities (collectively, Network LeaseCo). The network equipment acquired by Network LeaseCo, which we consolidate, was used as collateral to raise approximately $2.2 billion in borrowings from external investors, including SoftBank Group Corp. (SoftBank). Principal and interest payments on the borrowings from the external investors were repaid in staggered, unequal payments through January 2018. During the nine-month period ended December 31, 2017, we made principal repayments totaling $1.4 billion, resulting in a total principal amount of $454 million outstanding as of December 31, 2017, which was fully repaid in January 2018.
Network LeaseCo is a variable interest entity for which Sprint is the primary beneficiary. As a result, Sprint is required to consolidate Network LeaseCo and our consolidated financial statements include Network LeaseCo's debt and the related financing cash inflows. The network assets included in the transaction, which had a net book value of approximately $3.0 billion and consisted primarily of equipment located at cell towers, remain on Sprint's consolidated financial statements and continue to be depreciated over their respective estimated useful lives. As of December 31, 2017, these network assets had a net book value of approximately $1.8 billion.
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
In May 2016, Sprint entered into Tranche 2. We transferred devices with a net book value of approximately $1.3 billion to MLS in exchange for cash proceeds totaling $1.1 billion and a deferred purchase price (DPP) of $186 million. The proceeds were accounted for as a financing. Accordingly, the devices remain in "Property, plant and equipment, net" in the consolidated balance sheets and we continue to depreciate the assets to their estimated residual values over the respective customer lease terms. During the nine-month period ended December 31, 2017, we made principal repayments and non-cash adjustments totaling $385 million to MLS. In October 2017, Sprint terminated Tranche 2 pursuant to its terms and repaid all outstanding amounts.
The proceeds received were reflected as cash provided by financing activities in the consolidated statements of cash flows and payments made to MLS were reflected as principal repayments and interest expense. We had elected to account for the financing obligation at fair value. Accordingly, changes in the fair value of the financing obligation were recognized in "Other income (expense), net" in the consolidated statements of comprehensive income (loss) over the course of the arrangement.
Spectrum Financing
In October 2016 certain subsidiaries of Sprint Communications, which were not "Restricted Subsidiaries" under its indentures, transferred certain directly held and third-party leased spectrum licenses (collectively, Spectrum Portfolio) to wholly-owned bankruptcy-remote special purpose entities (collectively, Spectrum Financing SPEs). The Spectrum Portfolio, which represented approximately 14% of Sprint's total spectrum holdings on a MHz-pops basis, was used as collateral to raise an initial $3.5 billion in senior secured notes bearing interest at 3.36% per annum under a $7.0 billion program that permits Sprint to raise up to an additional $3.5 billion in senior secured notes, subject to certain conditions. The senior secured notes are repayable over a five-year term, with interest-only payments over the first four quarters and amortizing quarterly principal payments thereafter commencing December 2017 through September 2021. During the nine-month period ended December 31, 2017, we made scheduled principal repayments of $219 million, resulting in a total principal amount of $3.3 billion outstanding as of December 31, 2017, of which $875 million was classified as "Current portion of long-term debt, financing and capital lease obligations" in the consolidated balance sheets.
Sprint Communications simultaneously entered into a long-term lease with the Spectrum Financing SPEs for the ongoing use of the Spectrum Portfolio. The spectrum lease is an executory contract, which for accounting purposes is treated in a similar manner to an operating lease. Sprint Communications is required to make monthly lease payments to the Spectrum Financing SPEs at a market rate. The lease payments, which are guaranteed by certain subsidiaries of Sprint Communications, are sufficient to service the senior secured notes and the lease also constitutes collateral for the senior secured notes. As the Spectrum Financing SPEs are wholly-owned Sprint subsidiaries, these entities are consolidated and all intercompany activity has been eliminated.
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
Long-Term Debt
During the three-month period ended June 30, 2017, pursuant to a cash tender offer, Sprint Communications retired $388 million principal amount of its outstanding 8.375% Notes due 2017 and $1.2 billion principal amount of its outstanding 9.000% Guaranteed Notes due 2018. During the three-month period ended September 30, 2017, Sprint Communications retired the remaining $912 million principal amount of its outstanding 8.375% Notes due August 2017. During the three-month period ended December 31, 2017, we retired $629 million principal amount outstanding of 8.25% Clearwire Communications LLC exchangeable notes.
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
PRWireless Term Loan
During the quarter ended December 31, 2017, Sprint and PRWireless PR, Inc. completed a transaction to combine their operations in Puerto Rico and the U.S. Virgin Islands into a new entity. Prior to the formation of the new entity, PRWireless PR, Inc. had incurred $178 million principal amount of debt under a secured term loan, which became debt of the new entity upon the transaction close. The term loan bears interest at 5.25% plus LIBOR and expires in June 2020. Any amounts repaid early may not be drawn again. From the effective date through December 31, 2017, the new entity borrowed $5 million, resulting in a total principal amount of $183 million outstanding as of December 31, 2017 with an additional $20 million remaining available as of December 31, 2017. Sprint has provided an unsecured guarantee of repayment of the secured term loan obligations. The secured portion of the facility is limited to assets of the new entity as the borrower.
Export Development Canada (EDC) Agreement
As of December 31, 2017, the EDC agreement provided for security and covenant terms similar to our secured term loan and revolving bank credit facility. However, under the terms of the EDC agreement, repayments of outstanding amounts cannot be redrawn. As of December 31, 2017, the total principal amount of our borrowings under the EDC facility was $300 million.
Unsecured Credit Facility Commitment
During the three-month period ended September 30, 2017, Sprint Communications entered into a commitment letter with a group of banks to provide an unsecured credit facility in an aggregate principal amount up to $3.2 billion. Draws on the unsecured credit facility would bear interest at a rate equal to either the London Interbank Offered Rate (LIBOR) plus a percentage that varies depending on the days elapsed since the effective date of the facility (1.25% to 4.25% per annum), or base rate, as defined in the commitment letter, plus a percentage that varies depending on the days elapsed since the effective date of the facility (0.25% to 3.25% per annum). Commitments will be reduced by an amount equal to the proceeds from the sales of certain assets and will terminate upon certain debt issuances or sales of equity securities. Amounts borrowed and repaid cannot be redrawn and the unsecured credit facility, if executed, will terminate in March 2019. As of December 31, 2017, the unsecured credit facility had not been executed and thus no amounts have been drawn.
Secured Equipment Credit Facilities
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provided for the ability to borrow up to $800 million to finance network equipment-related purchases from Nokia Solutions and Networks US LLC, USA. The facility's availability for borrowing expired in October 2017. Such borrowings were contingent upon the amount and timing of network-related purchases made by Sprint. During the nine-month period ended December 31, 2017, we drew $160 million and made principal repayments totaling $98 million on the facility, resulting in a total principal amount of $202 million outstanding as of December 31, 2017.
K-sure
The K-sure secured equipment credit facility provides for the ability to borrow up to $750 million to finance network equipment-related purchases from Samsung Telecommunications America, LLC. The facility can be divided in up to three consecutive tranches of varying size. In September 2017, we amended the secured equipment credit facility to extend the borrowing availability through December 2018. Such borrowings are contingent upon the amount and timing of network-related purchases made by Sprint. During the nine-month period ended December 31, 2017, we made principal repayments totaling $65 million on the facility, resulting in a total principal amount of $194 million outstanding as of December 31, 2017.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provided for the ability to borrow up to $250 million to finance network equipment-related purchases from Alcatel-Lucent USA Inc. In September 2017, we amended the secured equipment credit facility to restore previously expired commitments of $150 million. During the nine-month period ended December 31, 2017, we drew $150 million and made principal repayments totaling $23 million on the facility, resulting in a total principal amount of $159 million outstanding as of December 31, 2017. At the end of the quarter, all availability under the facility was fully drawn.
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
As of December 31, 2017, our Leverage Ratio, as defined by our secured revolving bank credit facility was 3.2 to 1.0. Because our Leverage Ratio exceeded 2.5 to 1.0 at period end, we were restricted from paying cash dividends.
Liquidity and Capital Resources
As of December 31, 2017, our liquidity, including cash and cash equivalents, short-term investments, available borrowing capacity under our secured revolving bank credit facility, available capacity under our unsecured credit facility commitment and availability under our Receivables Facility was $10.4 billion. Our cash and cash equivalents and short-term investments totaled $4.6 billion as of December 31, 2017 compared to $8.3 billion as of March 31, 2017. As of December 31, 2017, we had availability of $1.8 billion under the secured revolving bank credit facility and $3.2 billion under our unsecured credit facility commitment. Amounts available under our Receivables Facility as of December 31, 2017 totaled $781 million.
In addition, as of December 31, 2017, we had available borrowing capacity of $427 million under our K-sure secured equipment credit facility. However, utilization of this facility is dependent upon the amount and timing of network-related purchases from the applicable supplier as well as the period of time remaining to complete any further borrowings available under each facility.
As of December 31, 2017, we offered two device financing programs that allow subscribers to forgo traditional service contracts and pay less upfront for devices in exchange for lower monthly service fees, early upgrade options, or both. While a majority of the revenue associated with the installment sales program is recognized at the time of sale along with the related cost of products, lease revenue associated with our leasing program is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value generally over the lease term, which creates a positive impact to Wireless segment earnings. If the mix of leased devices continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase. The installment billing and leasing programs will continue to require a greater use of operating cash flows in the earlier part of the contracts as the subscriber will generally pay less upfront than the traditional subsidy program because they are financing the device. The Receivables Facility and our relationship with MLS were established as mechanisms to mitigate the use of cash from purchasing devices from OEMs to fulfill our installment billing and leasing programs.
To meet our liquidity requirements, we look to a variety of sources. In addition to our existing cash and cash equivalents, short-term investments, and cash generated from operating activities, we raise funds as necessary from external sources. We rely on our ability to issue debt and equity securities, the ability to access other forms of financing, including debt financing, some of which is secured by our assets, proceeds from the sale of certain accounts receivable and future lease receivables, proceeds from future financing transactions, such as spectrum, and the borrowing capacity available under our credit facilities to support our short- and long-term liquidity requirements. We believe our existing available liquidity and cash flows from operations will be sufficient to meet our funding requirements over the next twelve months, including debt service requirements and other significant future contractual obligations.
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

•	cash needs related to our installment billing and device leasing programs;

•	availability under the Receivables Facility, which terminates in November 2019;

•	availability of our $2.0 billion secured revolving bank credit facility, which expires in February 2021, less outstanding letters of credit;

•	availability under our $3.2 billion unsecured credit facility commitment;

•	remaining availability of approximately $427 million of our secured equipment credit facilities for eligible capital expenditures, and any corresponding principal, interest, and fee payments;

•	scheduled principal payments on debt, credit facilities and financing obligations, including approximately $19.9 billion coming due over the next five years;

•	raising additional funds from external sources;

•	the expected use of cash and cash equivalents in the near-term;

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

FUTURE CONTRACTUAL OBLIGATIONS
During the quarter ended December 31, 2017, we amended various tower master lease agreements that extended minimum lease terms and increased certain future commitments resulting in an increase to future contractual obligations of approximately $2.6 billion. During the quarter ended June 30, 2017, we retired certain notes of Sprint Communications pursuant to the cash tender offer described in Note 8. Long-Term Debt, Financing and Capital Lease Obligations. There have been no other significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2017. Below is a graph depicting our future principal maturities of debt as of December 31, 2017.

Debt Maturities as of December 31, 2017*
(Millions)
$8,000
$7,000
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$0
$2.0 billion secured revolving bank credit facility expiration Feb. 2021
$812
$465
$347
$3,324
$3,283
$5,530
$5,488
$3,884
$3,838
$3,798
$3,778
$2,520
$8,010
$4,000
$2,475
$2,000
FY '17
FY '18
FY '19
FY '20
FY '21
FY '22
FY '23
FY '24
FY '28
FY '31
Sprint Notes, AR & Credit Facilities
Financing Obligations

* This table excludes (i) our $2.0 billion secured revolving bank credit facility, which will expire in 2021 and has no outstanding balance, (ii) $151 million in letters of credit outstanding under the secured revolving bank credit facility, (iii) $532 million of capital leases and other obligations, and (iv) net premiums and debt financing costs.

OFF-BALANCE SHEET FINANCING
As of December 31, 2017, we did not participate in, or secure, financings for any unconsolidated special purpose entities.

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
As discussed in Item 7. of the Company's Annual Report on Form 10-K for the period ended March 31, 2017, one of our critical accounting policies is the evaluation of goodwill and indefinite-lived intangible assets for impairment. Our stock price at December 31, 2017 of $5.89 was below the net book value per share price of $6.56. Subsequent to the balance sheet date, the stock price has decreased further to $5.36 at February 2, 2018. The quoted market price of our stock is not the sole consideration of fair value. Other considerations include, but are not limited to, expectations of future results and an estimated control premium.

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

•
the costs or potential customer impact of compliance with regulatory mandates including, but not limited to, compliance with the FCC's Report and Order to reconfigure the 800 MHz band and any government regulation regarding "net neutrality";

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
In connection with the preparation of this Quarterly Report on Form 10-Q as of December 31, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2017 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us or our subsidiaries. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. During the quarter ended December 31, 2017, there were no material developments in the status of these legal proceedings.

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
After the merger with SoftBank, SoftBank acquired control of Sprint. During the three-month period ended December 31, 2017, SoftBank, through one of its non-U.S. subsidiaries, provided roaming services in Iran through Telecommunications Services Company (MTN Irancell), which is or may be a government-controlled entity. During such period, SoftBank had no gross revenues from such services and no net profit was generated. This subsidiary also provided telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the three-month period ended December 31, 2017, SoftBank estimates that gross revenues and net profit generated by such services were both under $2,000. Sprint was not involved in, and did not receive any revenue from, any of these activities. These activities have been conducted in accordance with applicable laws and regulations, and they are not sanctionable under U.S. or Japanese law. Accordingly, with respect to Telecommunications Services Company (MTN Irancell), the relevant SoftBank subsidiary intends to continue such activities. With respect to services provided to accounts affiliated with the Embassy of Iran in Japan, the relevant SoftBank subsidiary is obligated under contract to continue such services.
In addition, during the three-month period ended December 31, 2017, SoftBank, through one of its non-U.S. indirect subsidiaries, provided office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenue and net profit generated by such services were under $5,500 and $1,000, respectively. Sprint was not involved in, and did not receive any revenue from any of these activities. Accordingly, the relevant SoftBank subsidiary intends to continue such activities.

Item 6.	Exhibits

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation	8-K	001-04721	3.1	7/11/2013

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	8/7/2013

(10) Material Contracts

10.1	Employment Agreement, effective January 3, 2018, by and between Michel Combes and Sprint Corporation	8-K	001-04721	10.1	1/4/2018

10.2	First Amendment to Amended and Restated Employment Agreement, effective January 4, 2018, by and between Marcelo Claure and Sprint Corporation	8-K	001-04721	10.2	1/4/2018

10.3	Amendment to Amended Employment Agreement, effective January 3, 2018, by and between Kevin Crull and Sprint Corporation	8-K	001-04721	10.3	1/4/2018

10.4	Second Amendment to Second Amended and Restated Receivables Sale and Contribution Agreement, dated October 24, 2017, by and among Sprint Spectrum L.P., as servicer, and certain Sprint Corporation subsidiaries, as originators and sellers, and certain special purpose entities, as purchasers	10-Q	001-04721	10.2	11/2/2017

10.5	Third Amendment to the Second Amended and Restated Receivables Purchase Agreement, dated as of October 24, 2017, by and among Sprint Spectrum L.P., as servicer, certain Sprint Corporation special purpose entities, as sellers, certain commercial paper conduits and financial institutions from time to time party thereto, as purchaser agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent, SMBC Nikko Securities America, Inc., as administrative agent, and Mizuho Bank, Ltd., as administrative agent and collateral agent	10-Q	001-04721	10.3	11/2/2017

10.6	Third Amendment to Amended Employment Agreement, effective December 15, 2017, by and between John Saw and Sprint Corporation					*

10.7	Retention Award Letter for Paul Schieber effective October 17, 2017					*

(12) Statement re Computation of Ratios

12	Computation of Ratio of Earnings to Fixed Charges					*

(31) and (32) Officer Certifications

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
_________________

*	Filed or furnished, as required.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINT CORPORATION (Registrant)

By:	/s/ PAUL W. SCHIEBER, JR.
Paul W. Schieber, Jr. Vice President and Controller (Principal Accounting Officer)
Date: February 5, 2018