Form 10-K
period 2018-03-31
SPRINT Corp
filed 2018-05-24
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-K
—————————————————————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
Aggregate market value of voting and non-voting common stock equity held by non-affiliates of Sprint Corporation at September 30, 2017 was $4,872,116,096
COMMON STOCK OUTSTANDING AT MAY 22, 2018: 4,011,474,569 shares

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement with respect to the 2018 annual meeting of stockholders

SPRINT CORPORATION

SPRINT CORPORATION
SECURITIES AND EXCHANGE COMMISSION
ANNUAL REPORT ON FORM 10-K
PART I

Item 1.	Business
FORMATION
Sprint Corporation, incorporated in 2012 under the laws of Delaware, is a holding company, with operations conducted by its subsidiaries. Our common stock trades on the New York Stock Exchange (NYSE) under the symbol "S."
On July 10, 2013, SoftBank Corp., which subsequently changed its name to SoftBank Group Corp., and certain of its wholly-owned subsidiaries (together, SoftBank) completed the merger (SoftBank Merger) with Sprint Nextel Corporation (Sprint Nextel) as contemplated by the Agreement and Plan of Merger, dated as of October 15, 2012 (as amended, the Merger Agreement) and the Bond Purchase Agreement, dated as of October 15, 2012 (as amended, the Bond Agreement). As a result of the SoftBank Merger, Starburst II, Inc. (Starburst II) became the parent company of Sprint Nextel. Immediately thereafter, Starburst II changed its name to Sprint Corporation and Sprint Nextel changed its name to Sprint Communications, Inc. (Sprint Communications). As a result of the completion of the SoftBank Merger in which SoftBank acquired an approximate 78% interest in Sprint Corporation, and subsequent open market stock purchases, SoftBank owned nearly 85% of the outstanding common stock of Sprint Corporation as of March 31, 2018.
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
Our Business Segments
We operate two reportable segments: Wireless and Wireline. For additional information regarding our business and segments, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and also refer to the Notes to the Consolidated Financial Statements.
Wireless
We offer wireless services on a postpaid and prepaid payment basis to retail subscribers and also on a wholesale basis, which includes the sale of wireless services that utilize the Sprint network but are sold under the wholesaler's brand. In addition, we offer certain non-Sprint branded prepaid subscribers the ability to purchase a device on an installment billing program.
Postpaid
In our postpaid portfolio, we offer several price plans for both consumer and business subscribers. Many of our price plans include unlimited talk, text and data or allow subscribers to purchase monthly data allowances. We also offer family plans that include multiple lines of service under one account.
Under the Sprint brand, we currently offer our devices through leasing and installment billing programs, and within limited plan offerings devices may be subsidized in exchange for a service contract. Our Sprint branded leasing and installment billing programs do not require a service contract but offer devices tied to service plans at lower monthly rates when compared to subsidy plans. The installment billing program requires the subscriber to pay full or a discounted retail price based on promotional activities for the device over the installment period. The leasing program requires the subscriber to pay a rental fee over the lease term. In July 2017, we introduced the Sprint Flex program, which gives customers the opportunity to lease any phone and have the option to upgrade or purchase later. This program allows customers to enjoy their phone before deciding what option (upgrade, continue leasing, return, or buy) works best for their lifestyle. Depending on device type, certain leases carry an option to upgrade to a new device annually prior to expiration of the lease for an additional $5 per month. The terms of our lease and installment billing contracts require that customers maintain service otherwise the balance of the remaining contractual obligation on the device is due upon termination of their service. The subsidy program, which has been de-emphasized, requires a service contract and allows for a subscriber to purchase a device generally at a discount for a new line of service. In our non-Sprint branded postpaid plan, we offer devices through an installment billing program while requiring service to be purchased on a prepaid basis. The majority of Sprint's current postpaid handset activations occur on our Sprint Flex leasing program. See "Item 1A. Risk Factors—Subscribers who purchase a device on a financing basis are no longer required to sign a fixed-term service contract, which could result in higher churn, and higher bad debt expense" and "—Because we lease devices to subscribers, our device leasing program exposes us to risks, including those related to the actual residual value realized on returned devices, higher churn and increased losses on devices."
Prepaid
Our prepaid portfolio currently includes multiple brands, each designed to appeal to specific subscriber uses and demographics. Sprint Forward (formerly Sprint Prepaid) primarily serves as a complementary offer to our Sprint Postpaid offer for those subscribers who want plans that are affordable, simple and flexible without a long-term commitment. Boost Mobile primarily serves subscribers that are looking for value without data limits. Virgin Mobile primarily serves subscribers that are looking to optimize spend but need solutions that offer control, flexibility and connectivity through various plans with high speed data options. Virgin Mobile is also designated as a Lifeline Eligible Telecommunications Carrier. Under the Assurance Wireless brand, Virgin Mobile provides service to Lifeline eligible subscribers (for whom it seeks reimbursement from the federal Universal Service Fund) and subscribers who have lost their Lifeline eligibility and retain Assurance Wireless retail service. The Lifeline Program requires applicants to meet certain eligibility requirements and existing subscribers must recertify as to those requirements annually. While Sprint will continue to support our Lifeline subscribers through our Assurance Wireless prepaid brand, we have excluded these subscribers from our reported prepaid customer base for all periods presented due to regulatory changes resulting in tighter program restrictions. (See "Subscriber Results" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.)
Wholesale
We have focused our wholesale business on enabling our diverse network of customers to successfully grow their business by providing them with an array of network, product and device solutions. This allows our customers to customize this full suite of value-added solutions to meet the growing demands of their businesses. As part of these growing demands, some of our wholesale mobile virtual network operators (MVNO) are also selling prepaid services under the Lifeline program. While Sprint will continue to support our Lifeline subscribers through our wholesale MVNO's, we have excluded these subscribers from our reported wholesale customer base for all periods presented due to regulatory changes resulting in tighter program restrictions. (See "Subscriber Results" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.)
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
Services and Products
Data & Voice Services
Wireless data communications services are provided throughout the U.S. and include mobile productivity applications, such as Internet access, messaging and email services; wireless photo and video offerings; location-based capabilities, including asset and fleet management, dispatch services and navigation tools; and mobile entertainment applications, including the ability to listen to satellite radio, download and listen to music, and play games. Wireless voice communications services provided throughout the U.S. include basic local and long-distance wireless voice services, as well as voicemail, call waiting, three-way calling, caller identification, and call forwarding. We also provide voice and data services in numerous countries outside of the U.S. through roaming arrangements. We offer customized design, development, implementation and support for wireless services provided to large companies and government agencies.

Products
Our services are provided using a broad array of devices, applications and services that run on these devices to meet the growing needs of subscriber mobility. Our device portfolio includes many cutting edge handsets and tablets from various original equipment manufacturers as well as hotspots, which allow the connection of multiple Wi-Fi enabled devices to the Sprint platform. Prior to commencing our leasing and installment billing programs, we historically sold devices at prices below our cost in response to competition to attract new subscribers and as retention inducements for existing subscribers. Subscribers also have the option to lease eligible devices through our Sprint Flex leasing program, or to purchase eligible devices through our installment billing program through certain of our channels. In addition, accessories, such as carrying cases, hands-free devices and other items are sold to subscribers through our affiliate Brightstar US, Inc. (Brightstar), and we sell devices to agents and other third-party distributors for resale.
Wireless Network Technologies
We deliver wireless services to subscribers primarily through our Sprint platform network. Our Sprint platform uses primarily 3G CDMA and 4G LTE wireless technologies. Our 3G CDMA wireless technology uses a digital spread-spectrum technique that allows a large number of users to access the band by assigning a code to all voice and data bits, sending a scrambled transmission of the encoded bits over the air and reassembling the voice and data into its original format. Our 4G LTE wireless data communications technology utilizes an all-internet protocol (IP) network to deliver high-speed data communications. Sprint's broad spectrum holdings, particularly in 2.5 GHz, is a key element supporting Sprint's ability to evolve its network to aggressively introduce mobile 5G services. We provide nationwide service through a combination of operating our own network in both major and smaller U.S. metropolitan areas and rural connecting routes, affiliations under commercial arrangements with third-party affiliates and roaming on other providers' networks.
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

•	subscriber-convenient channels, including online sales and telesales.
We market our postpaid offerings under the Sprint brand as well as certain non-Sprint brands. We market our prepaid offerings under the Sprint, Boost Mobile, Virgin Mobile, and Assurance Wireless brands as a means to provide value-driven prepaid service plans. Our wholesale customers are resellers of our wireless services rather than end-use subscribers and market their products and services using their own brands.
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
Competition
We believe that the market for wireless services has been and will continue to be characterized by competition across a variety of factors, including the types of services and devices offered, quality of service, and price, among others. We compete with a number of national wireless carriers, including AT&T, Verizon Wireless and T-Mobile, and regional carriers such as U.S. Cellular and C-Spire. We also compete with smaller carriers and a large number of resellers that purchase wholesale wireless services from network operators and offer their own wireless brands and plans that include unlimited local calling. We are also increasingly competing with cable and technology companies as wireless, broadband, and content-related services continue their pattern of convergence. In particular, we face current and future competition from new entry by cable companies that are currently offering or have announced the launch of competitive wireless services to complement their content distribution and broadband services, including from Comcast's Xfinity Mobile, which launched in May 2017 and now has over five hundred thousand wireless subscribers, and Charter, which announced plans to launch its Spectrum Mobile wireless service by the end of 2018. Microsoft, Google, Apple and other technology companies also compete with wireless carriers by offering alternative means for making wireless voice calls that, in certain cases, can be used in lieu of the wireless provider’s voice or text services, as well as alternative means of accessing video content. Competition may intensify as a result of mergers and acquisitions, as new firms enter the market, and as a result of the introduction of new and other technologies, including 5G, the availability of additional commercial spectrum bands, such as the 600 megahertz (MHz) band, the AWS-3 band and the AWS-4 band, and the introduction of new services using unlicensed spectrum. Network performance will be a critical driver of competition as wireless technologies evolve from current-generation 4G services to next-generation 5G services. Wholesale services and products also contribute to increased competition. In some instances, resellers that use our wireless network and offer similar services compete against our offerings.
Most markets in which we operate have high rates of penetration for wireless services, thereby limiting the growth of subscribers of wireless services. In addition to attracting new subscribers, particularly in less saturated growth markets such as those with non-traditional data demands, it has become increasingly important to retain existing subscribers as the wireless market has matured. Wireless carriers also try to appeal to subscribers by offering certain devices at prices lower than their acquisition cost, which we refer to as our traditional subsidy program. We may offer higher cost devices at greater discounts than our competitors, with the expectation that the loss incurred on the cost of the device will be offset by future service revenue. Wireless carriers now also offer plans that allow subscribers to purchase a device at or near full retail price or lease a device in exchange for lower monthly service fees, early upgrade options, or both. AT&T, Verizon Wireless and T-Mobile also offer programs that include an option to purchase a device using an installment billing program. We currently offer our devices through leasing and installment billing programs, and within limited plan offerings, devices may be subsidized in exchange for a service contract. Our Sprint branded leasing and installment billing programs do not require a service contract but offer devices tied to service plans at lower monthly rates when compared to subsidy plans. The installment billing program requires the subscriber to pay full or a discounted retail price based on promotional activities for the device over the installment period. Under the leasing program, qualified subscribers lease a device for a contractual period of time and pay a rental fee over the term of the lease. The subscriber has the option to turn in their device, continue leasing their device, or purchase the device at the end of the lease term. See "Item 1A. Risk Factors—If we are not able to retain and attract profitable wireless subscribers, our financial performance will be impaired" and "—Because we lease devices to subscribers, our device leasing program exposes us to risks including those related to the actual residual value realized on returned devices, higher churn and increased losses on devices" and "—Subscribers who purchase a device on a financing basis are not required to sign a fixed-term service contract, which could result in higher churn, and higher bad debt expense."
Wireline
We provide a broad suite of wireline voice and data communication services to other communications companies and targeted business subscribers. In addition, our Wireline segment provides voice, data and IP communication services to our Wireless segment. We provide long distance services and operate all-digital global long distance and Tier 1 IP networks.
Services and Products
Our services and products include domestic and international data communications using various protocols such as multiprotocol label switching technologies (MPLS), IP, managed network services, Voice over Internet Protocol (VoIP), and Session Initiated Protocol (SIP). Our IP services can also be combined with wireless services. Such services enable a wireless handset to operate as part of a subscriber's wireline voice network, and our DataLinkSM service, which uses our wireless networks to connect a subscriber location into their primarily wireline wide-area IP/MPLS data network, making it easier for businesses to adapt their network to changing business requirements. In addition to providing services to our business customers, we also provide services to our Wireless segment.
We continue to assess the portfolio of services provided by our Wireline business and are focusing our efforts on IP-based data services. Stand-alone voice services have been discontinued and we continue to de-emphasize and shutdown TDM-based data services. Our Wireline segment markets and sells its services primarily through direct sales representatives.
Competition
Our Wireline segment competes with AT&T, Verizon Communications, CenturyLink, other major local incumbent operating companies and cable operators, as well as a host of smaller competitors in the provision of wireline services. Over the past few years, our voice services have experienced an industry-wide trend of lower revenue from lower prices and increased competition from other wireline and wireless communications companies, as well as cable multiple system operators, Internet service providers, and other general contracting information technology companies.

Some competitors are targeting the high-end data market and are offering deeply discounted rates in exchange for high-volume traffic as they attempt to utilize excess capacity in their networks. In addition, we face increasing competition from other wireless and IP-based service providers. Many carriers, including cable companies, are competing in the residential and small business markets by offering bundled packages of both voice and data services. Competition in wireline services is based on price and pricing plans, the types of services offered, customer service and communications quality, reliability and availability. Our ability to compete successfully will depend on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and pricing strategies. See "Item 1A. Risk Factors—Competition, industry consolidation, effectiveness of our cost optimization efforts, and technological changes in the market for wireless services could negatively affect our operations, resulting in adverse effects on our revenues, cash flows, growth, and profitability."
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
The minimum cash obligation was $2.8 billion under the Report and Order. We are, however, obligated to continue to pay the full amount of the costs relating to the reconfiguration plan, although those costs have exceeded $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The letter of credit was initially $2.5 billion, but has been reduced during the course of the proceeding to $115 million as of March 31, 2018. Since the inception of the program, we have incurred payments of approximately $3.6 billion directly attributable to our performance under the Report and Order. When incurred, substantially all costs are accounted for as additions to FCC licenses with the remainder as property, plant and equipment. Based on our expenses to date and on third party administrator's audits, we have exceeded the $2.8 billion minimum cash obligation required by the FCC. On October 12, 2017, the FCC released a Declaratory Ruling that we have met the minimum cash obligation under the Report and Order and concluded that Sprint will not be required to make any payments to the U.S. Treasury.
Completion of the 800 MHz band reconfiguration was initially required by June 26, 2008 and public safety reconfiguration is nearly complete across the country with the exception of the States of Arizona, California, Texas and New Mexico. The FCC continues to grant the remaining 800 MHz public safety licensees additional time to complete their band reconfigurations which, in turn, delays our access to our 800 MHz replacement channels in these areas. In the non-border areas of these states where band reconfiguration is complete, Sprint has received its replacement spectrum in the 800 MHz band and Sprint is deploying 3G CDMA and 4G LTE on this spectrum in combination with its spectrum in the 1.9 GHz and 2.5 GHz bands.

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

Other Regulations
Network Neutrality
On February 26, 2015, the FCC adopted an order reclassifying broadband Internet access service as a telecommunications service subject to Title II of the Communications Act and promulgated new net neutrality rules applicable to both mobile and fixed service providers. The rules prohibited: (1) blocking of lawful content, applications, services and non-harmful devices; (2) impairing or degrading Internet traffic on the basis of content, application, or service, or use of a non-harmful device; and (3) prioritization or favoring of some network traffic over other traffic either in exchange for consideration (monetary or otherwise) from a third party, or to benefit an affiliated entity. The blocking and impairing prohibitions were subject to a "reasonable network management" exception. The rules also included a “transparency” rule that required us to disclose information about our commercial terms, performance characteristics, and network practices. In addition, the order established a future conduct rule, to be applied on a case by case basis, prohibiting broadband Internet access providers from unreasonably interfering with or disadvantaging end users’ ability to use the Internet to access lawful content, applications, service, or devices of their choice, or edge providers’ ability to make such content applications, services, or devices available to end users. On December 14, 2017, the FCC voted to return broadband Internet access service to its prior classification as an information service, and reinstate the private mobile service classification of mobile broadband Internet access service. The order also eliminated the FCC's Internet Conduct Standard, along with the bright-line rules and included expanded transparency requirements. The new rules were published in the federal register on February 22, 2018. As a result of the FCC order, state legislators and governors have introduced, and in some cases passed, state laws and executive orders requiring different levels of adherence to net neutrality principles for broadband Internet access service providers active in the applicable states. Depending on the interpretation and application of these rules, including conflicts between federal and state laws, we may incur additional costs or be limited in the services we can provide.
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
The FCC concluded a proceeding to consider whether special access pricing rules need to be changed, and whether the terms and conditions governing the provision of special access are just and reasonable. The resulting order largely deregulates the business data services or special access market, including both Ethernet and TDM services. These actions may increase Sprint's costs of providing service as they are implemented.
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
The Lifeline program is included within the USFs. Virgin Mobile was designated as a Lifeline-only Eligible Telecom Carrier (ETC) in 42 jurisdictions as of March 31, 2018, and provides service under our Assurance Wireless brand. As a Lifeline provider, Assurance Wireless receives support from the USF. The Lifeline program requires, including adoption of minimum service standards and the phase-out of Lifeline support for standalone voice service, and enforcement actions by the FCC and other regulatory/legislative bodies could negatively impact growth in the Assurance Wireless and wholesale subscriber base and/or the profitability of the Assurance Wireless and wholesale business overall. The decline in standalone voice support, which is expected to begin in December 2019 and will decline annually for all existing subscribers through December 2021, may be offset by the expansion of the Lifeline program to include support for broadband service.

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
Patents, Trademarks and Licenses
We own numerous patents, patent applications, service marks, trademarks and other intellectual property in the U.S. and other countries, including "Sprint®," "Boost Mobile®," and "Assurance Wireless®." Our services often use the intellectual property of others, such as licensed software, and we often license copyrights, patents and trademarks of others, like "Virgin Mobile." In total, these licenses and our copyrights, patents, trademarks and service marks are of material importance to each of our segments. Generally, our trademarks and service marks endure and are enforceable so long as they continue to be used. Our patents and licensed patents have remaining terms of up to 10 years. We occasionally license our intellectual property to others, including licenses to others to use the "Sprint" trademark.
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
Employee Relations
As of March 31, 2018, we had approximately 30,000 employees.

Executive Officers of the Registrant
The following people were serving as our executive officers as of May 24, 2018. These executive officers were elected to serve until their successors have been elected. There is no familial relationship between any of our executive officers and directors.

Name	Experience	Current Position Held Since	Age
Marcelo Claure
Chief Executive Officer. Mr. Claure was named President and CEO, effective August 11, 2014, and has served on the Sprint board of directors since January 2014. It is expected that Mr. Claure will become Executive Chairman of the Sprint board and resign his position as Chief Executive Officer on or before May 31, 2018. Mr. Claure served as President from August 2014 until January 2018. In addition, Mr. Claure has served as a director of SoftBank Group Corp. since June 2017 and currently serves as a director of Arm Holdings plc, a subsidiary of SoftBank Group Corp. Prior to joining Sprint, he was CEO of Brightstar, a company he founded in 1997 and grew from a small Miami-based distributor of mobile devices into a global business with more than $10 billion in gross revenue for the year ended 2013. Mr. Claure serves as chairman of the board of directors of CTIA-The Wireless Association.
		2014	47
Michel Combes
President and Chief Financial Officer. Mr. Combes was named President and Chief Financial Officer, effective January 6, 2018, and has served on the Sprint board of directors since January 2018. It is expected that Mr. Combes will become Chief Executive Officer of Sprint and resign his position as Chief Financial Officer on or before May 31, 2018. Mr. Combes has more than 25 years of experience in the telecommunications industry. Prior to joining Sprint, Mr. Combes was CEO and a director of Altice N.V., where he was responsible for telecom, media, and content operations around the world from June 2016 until November 2017. Previously, Mr. Combes served as Chief Operating Officer of Altice N.V. from September 2015 until June 2016, and as CEO and Chairman of Altice SFR Group from September 2015 until November 2017. In addition, Mr. Combes served as a director of Altice USA, Inc. from June 2017 until November 2017. Before joining Altice N.V., Mr. Combes was CEO of Alcatel-Lucent from September 2013 until September 2015. Previously, he served as CEO of Vodafone Europe, Chairman and CEO of TDF Group, and Chief Financial Officer and Senior Executive Vice President of France Telecom.
		2018	56
Nestor Cano
Chief Operating Officer. Mr. Cano was appointed Chief Operating Officer effective February 2, 2017. Mr. Cano is responsible for delivering operational excellence, driving further expense reductions, and strengthening systems and processes across the business. Prior to joining Sprint, from June 2007 until January 2017, Mr. Cano served as President, Europe of Tech Data Corporation, one of the world’s largest wholesale distributors of technology products. Mr. Cano also held other senior executive roles at Tech Data Corporation, where he helped fix management processes and controls to drive the best-ever profits in Tech Data Corporation’s European operations.
		2017	54
Kevin Crull
Chief Strategy Officer. Mr. Crull was appointed Chief Strategy Officer in November 2017. Previously, he served as President, Omnichannel Sales from November 2016 until November 2017, as President of the Central and Northeast regions from January 2016 until November 2016, and as Chief Marketing Officer from May 2015 until December 2015. Mr. Crull is responsible for strategic direction, organizational effectiveness, and customer experience and customer management. Prior to joining Sprint, from October 2010 until April 2015, Mr. Crull served as the Chief Operating Officer and then President of Bell Media, Canada’s largest media and broadcasting company.
		2017	53

Name	Experience	Current Position Held Since	Age
Dow Draper
Chief Commercial Officer. Mr. Draper was appointed Chief Commercial Officer in November 2017. Previously, Mr. Draper served as President - Sprint Prepaid Group from October 2016 until November 2017, as CEO of Virgin Mobile USA from May 2016 until October 2016, and as President - Global Wholesale and Prepaid Services from September 2013 until May 2016. Mr. Draper is responsible for commercial strategy, including marketing and sales for the Sprint, Boost Mobile and Virgin Mobile brands. Prior to joining Sprint, he was Senior Vice President and General Manager of Retail for CLEAR, the retail brand of Clearwire, where he oversaw the brand's sales, marketing, customer care and product development. He served in various executive positions at Clearwire beginning in 2009.
		2017	48
Jorge Gracia
Chief Legal Officer. Mr. Gracia was appointed to his position in January 2016. He oversees all strategic, transactional, dispute, and preventative legal and government affairs matters, provides advice to the board and senior management on various matters, and has responsibility for ethics training and legal compliance. Mr. Gracia has over 25 years of experience in international corporate law, most recently with Samsung Electronics America, Inc., where he served as Senior Vice President and General Counsel from October 2013 until December 2015. Mr. Gracia previously spent 17 years at Alcatel-Lucent, where he held a series of positions, each with increasing responsibility. Mr. Gracia last served as Deputy General Counsel - Global Commercial Law, a role in which he led an international team of approximately 200 professionals supporting all commercial matters, including serving as general counsel for global sales and marketing, the team responsible for worldwide revenue-generating activities.
		2016	52
John Saw PhD
Chief Technology Officer. Dr. Saw was appointed Chief Technology Officer in August 2015. Previously, he served as Chief Network Officer from March 2014 until August 2015 and as Senior Vice President, Technology Architecture from July 2013 until March 2014. Dr. Saw is responsible for technology development, network planning, engineering, deployment and service assurance of the Sprint network. Before Sprint’s acquisition of Clearwire in July 2013, Dr. Saw was Chief Technology Officer of Clearwire. He joined Clearwire as its second employee in 2003 and was instrumental in scaling the company's technical expertise and organization. In 2009 and 2010, he led the Clearwire team that built the first 4G network in North America, covering more than 130 million people.
		2015	56
Paul Schieber, Jr.
Vice President and Controller. Mr. Schieber was appointed Controller in December 2013. Mr. Schieber previously served in various positions at Sprint since 1991. Most recently, he served as Vice President, Access and Roaming Planning, where he was responsible for managing Sprint's roaming costs as well as its wireless and wireline access costs. Prior to that, Mr. Schieber held various leadership roles in Sprint's Finance organization including heading Sprint's internal audit function as well as serving in various Vice President - Finance roles. He was also a director in Sprint's Tax department and a director on its Mergers and Acquisitions team. Before joining Sprint, Mr. Schieber was a senior manager with the public accounting firm Ernst & Young, where he worked as an auditor and a tax consultant. In addition, he served as corporate controller for a small publicly held company.
		2013	60

Item 1A.	Risk Factors
In addition to the other information contained in this annual report on Form 10-K, the following risk factors should be considered carefully in evaluating us. Our business, financial condition, liquidity or results of operations could be materially adversely affected by any of these risks.
Risks Relating to the Merger Transactions
The closing of the Merger Transactions is subject to many conditions, including the receipt of approvals from various governmental entities, which may not approve the Merger Transactions, may delay the approvals for, or may impose conditions or restrictions on, jeopardize or delay completion of, or reduce the anticipated benefits of, the Merger Transactions, and if these conditions are not satisfied or waived, the Merger Transactions will not be completed.
The completion of the Merger Transactions is subject to a number of conditions, including, among others, obtaining certain governmental authorizations, consents, orders or other approvals and the absence of any injunction prohibiting the Merger Transactions or any legal requirements enacted by a court or other governmental entity preventing consummation of the Merger Transactions. There is no assurance that these required authorizations, consents, orders or other approvals will be obtained or that they will be obtained in a timely manner, or whether they will be subject to required actions, conditions, limitations or restrictions on our, T-Mobile’s or the combined company’s business, operations or assets. If any such required actions, conditions, limitations or restrictions are imposed, they may jeopardize or delay completion of the Merger Transactions, reduce or delay the anticipated benefits of the Merger Transactions or allow the parties to terminate the Merger Transactions, which could result in a material adverse effect on our, T-Mobile’s or the combined company’s business, financial condition or operating results. In addition, the completion of the Merger Transactions is also subject to T-Mobile USA having specified minimum credit ratings on the closing date of the Merger Transactions (after giving effect to the Merger Transactions) from at least two of the three credit rating agencies, subject to certain qualifications.
Failure to complete the Merger Transactions, or a delay in completing the Merger Transactions, could negatively impact our stock price and the future business, assets, liabilities, prospects, outlook, financial condition and results of operations of us or the combined company.
If the Merger Transactions are not completed or delayed, our common stock price and future business and financial results could be negatively affected, or our employees, suppliers, vendors, distributors, retailers, dealers or customers could lose focus on our business, cease doing business with us, or curtail their activities with us. In addition, the Business Combination Agreement may be terminated if, among other things, required regulatory approvals or consents are not obtained or either party breaches certain of its obligations under the Business Combination Agreement. If this were to occur, it could have an adverse effect on our business, financial condition, operating results and stock price.
We and T-Mobile are subject to various uncertainties and contractual restrictions and requirements while the Merger Transactions are pending that could disrupt our, T-Mobile’s or the combined company’s business and adversely affect our or T-Mobile’s business, assets, liabilities, prospects, outlook, financial condition and results of operations.
Uncertainty about the effect of the Merger Transactions on employees, customers, suppliers, vendors, distributors, dealers and retailers may have an adverse effect on us and T-Mobile. These uncertainties may impair our and T-Mobile’s ability to attract, retain and motivate key personnel during the pendency of the Merger Transactions and, if the Merger Transactions are completed, for a period of time thereafter, as existing and prospective employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with us or T-Mobile, our and T-Mobile’s business following the Merger Transactions could be negatively impacted. Additionally, these uncertainties could cause customers, suppliers, distributors, dealers, retailers and others who deal with us or T-Mobile to seek to change or cancel existing business relationships with us or T-Mobile or fail to renew existing relationships with us or T-Mobile. Suppliers, distributors and content and application providers may also delay or cease developing for us or T-Mobile new products that are necessary for the operations of our or T-Mobile’s business due to the uncertainty created by the Merger Transactions. Competitors may also target our or T-Mobile’s existing customers by highlighting potential uncertainties and integration difficulties that may result from the Merger Transactions.
The Business Combination Agreement also restricts each of us and T-Mobile, without the other’s consent, from taking certain actions outside of the ordinary course of business while the Merger Transactions are pending, including, among other things, certain acquisitions or dispositions of businesses and assets, entering into or amending certain contracts, repurchasing or issuing securities, making capital expenditures and incurring indebtedness, in each case subject to certain exceptions. These restrictions may have a significant negative impact on our and T-Mobile’s business, results of operations and financial condition.
In addition, management and financial resources have been diverted and will continue to be diverted toward the completion of the Merger Transactions. We and T-Mobile have incurred, and expect to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger Transactions. These costs could adversely affect our and T-Mobile’s financial condition and results of operations prior to the consummation of the Merger Transactions.
The Business Combination Agreement contains provisions that restrict the ability of our board of directors to pursue alternatives to the Merger Transactions.
The Business Combination Agreement contains non-solicitation provisions that restrict our ability to solicit, initiate, knowingly encourage or knowingly take any other action designed to facilitate, any inquiries regarding, or the making of, any proposal the consummation of which would constitute an alternative transaction for purposes of the Business Combination Agreement.
Our directors and executive officers may have interests in the Merger Transactions that may be different from, or in addition to, those of other of our stockholders.
Our directors and executive officers may have interests in the Merger Transactions that may differ from, or that are in addition to, the interests of our other stockholders. These interests with respect to our directors and executive officers may include, among others, continued service as a director or an executive officer of the combined company, employment or consulting arrangements, arrangements that provide for severance benefits if certain executive officers’ employment is terminated under certain circumstances following the completion of the Merger Transactions and rights to indemnification and directors’ and officers’ liability insurance following the completion of the Merger Transactions. Our board of directors was aware of these interests during the time that the Business Combination Agreement was being negotiated and at the time they approved the Merger Transactions. These interests may cause our directors and executive officers to view the Merger Transactions differently than another stockholder may view.
Although we expect that the Merger Transactions will result in synergies and other benefits to us and T-Mobile, those benefits may not be realized fully or at all or may not be realized within the expected time frame.
Our and T-Mobile’s ability to realize the anticipated benefits of the Merger Transactions will depend, to a large extent, on the combined company’s ability to integrate our and T-Mobile’s businesses in a manner that facilitates growth opportunities and achieves the projected stand-alone cost savings and revenue growth trends identified by each company without adversely affecting current revenues and investments in future growth. In addition, some of the anticipated synergies are not expected to occur for a significant time period following the completion of the Merger Transactions and will require substantial capital expenditures in the near term to be fully realized. Even if the combined company is able to integrate the two companies successfully, the anticipated benefits of the Merger Transactions may not be realized fully or at all or may take longer to realize than expected.
Our business and T-Mobile’s business may not be integrated successfully or such integration may be more difficult, time consuming or costly than expected. Operating costs, customer loss and business disruption, including difficulties in maintaining relationships with employees, customers, suppliers or vendors, may be greater than expected following the Merger Transactions. Revenues following the Merger Transactions may be lower than expected.
The combination of two independent businesses is complex, costly and time-consuming and may divert significant management attention and resources to combining our and T-Mobile’s business practices and operations. This process may disrupt our and T-Mobile’s businesses. The failure to meet the challenges involved in combining the two businesses and to realize the anticipated benefits of the Merger Transactions could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely affect the results of operations of the combined company. The overall combination of our and T-Mobile’s businesses may also result in material unanticipated problems, expenses, liabilities, competitive responses and loss of customer and other business relationships. The difficulties of combining the operations of the companies include, among others:

•
difficulties in integrating the companies’ operations and systems, including intellectual property and communications systems, administrative and information technology infrastructure and financial reporting and internal control systems, including compliance by the combined company with Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC;

•	challenges in conforming standards, controls, procedures, accounting and other policies, business cultures, and compensation structures between the two companies;

•	difficulties in assimilating employees and in attracting and retaining key personnel;

•	challenges in keeping existing customers and obtaining new customers;

•	difficulties in achieving anticipated synergies, business opportunities, and growth prospects from the combination;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	the transition of management to the combined company executive management team;

•	determining whether and how to address possible differences in corporate cultures and management philosophies;

•	the impact of the additional debt financing expected to be incurred in connection with the Merger Transactions;

•	contingent liabilities that are larger than expected; and

•	potential unknown liabilities, adverse consequences, and unforeseen increased expenses associated with the Merger Transactions.
Many of these factors are outside of our and T-Mobile’s control and/or will be outside the control of the combined company, and any one of them could result in increased costs, decreased expected revenues and diversion of management's time and energy, which could materially impact the business, financial condition and results of operations of the combined company. In addition, even if the operations of our business and T-Mobile’s business are combined successfully, the full benefits of the Merger Transactions may not be realized, including the synergies or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in combining our business and T-Mobile’s business. All of these factors could cause dilution to the earnings per share of the combined company, decrease or delay the expected accretive effect of the Merger Transactions and negatively impact the price of our and T-Mobile’s common stock. As a result, it cannot be assured that the combination of our business and T-Mobile’s business will result in the realization of the full benefits anticipated from the Merger Transactions within the anticipated time frames or at all.
Failure to consummate the Merger Transactions could materially and adversely affect our future business and financial results.
If the Merger Transactions are not completed for any reason, our ongoing businesses may be materially and adversely affected and, without realizing any of the benefits of having completed the Merger Transactions, we will be subject to numerous risks, including the following:

•	having to pay substantial costs relating to the Merger Transactions, such as financing fees and costs and advisor, filing and other fees that will have already been incurred;

•
experiencing negative reactions from the financial markets, including negative impacts on our stock price or the trading price of our notes, on our ability to access the capital markets to raise capital on acceptable terms or at all or from our customers, regulators and employees;

•	focusing on the Merger Transactions instead of on pursuing other opportunities that could be beneficial, without realizing any of the benefits of having the Merger Transactions consummated; and

•	reputational harm due to the adverse perception of any failure to successfully consummate the Merger Transactions.
There can be no assurance that these risks will not materialize and will not materially affect our business, results of operation and financial condition if the Merger Transactions are not consummated.
Litigation relating to the Merger Transactions may be filed against our board of directors and/or the board of directors of T‑Mobile that could prevent or delay the consummation of the Merger Transactions, result in the payment of damages following consummation of the Merger Transactions and/or have an adverse effect on the trading prices of our securities.
In connection with the Merger Transactions, it is possible that stockholders of Sprint and/or T-Mobile may file putative class action lawsuits against the boards of directors of Sprint and/or T-Mobile. Among other remedies, these stockholders could seek damages and/or to enjoin the Merger Transactions. The outcome of any litigation is uncertain and any such potential lawsuits could prevent or delay consummation of the Merger Transactions and/or result in substantial costs to us and/or T-Mobile. Any such actions may create uncertainty relating to the Merger Transactions and may be costly and distracting to management. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger Transactions are consummated may adversely affect the combined company’s business, financial condition, results of operations, and cash flows. Potential litigation relating to the Merger Transactions or the threat thereof may have an adverse effect on the trading prices of our securities.
The agreements governing the combined company’s indebtedness will include restrictive covenants that limit the combined company’s operating flexibility.
The agreements governing the combined company’s indebtedness will impose material operating and financial restrictions on the combined company. These restrictions, subject in certain cases to customary baskets, exceptions and incurrence-based ratio tests, may limit the combined company’s ability to engage in some transactions, including the following:

•	incurring additional indebtedness and issuing preferred stock;

•	paying dividends, redeeming capital stock or making other restricted payments or investments;

•	selling or buying assets, properties or licenses;

•	developing assets, properties or licenses which the combined company has or in the future may procure;

•	creating liens on assets;

•	participating in future FCC auctions of spectrum or private sales of spectrum;

•	engaging in mergers, acquisitions, business combinations, or other transactions;

•	entering into transactions with affiliates; and

•	placing restrictions on the ability of subsidiaries to pay dividends or make other payments.
These restrictions could limit the combined company’s ability to obtain debt financing, repurchase stock, refinance or pay principal on its outstanding indebtedness, complete acquisitions for cash or indebtedness or react to changes in its operating environment or the economy. Any future indebtedness that the combined company incurs may contain similar or more restrictive covenants. Any failure to comply with the restrictions of the combined company’s debt agreements may result in an event of default under these agreements, which in turn may result in defaults or acceleration of obligations under these agreements and other agreements, giving the combined company’s lenders the right to terminate any commitments they had made to provide it with further funds and to require the combined company to repay all amounts then outstanding.
Financing of the Merger Transactions is not assured.
Although T-Mobile USA has received debt financing commitments from lenders to provide various bridge and other credit facilities to finance the Merger Transactions, the obligation of the lenders to provide these facilities is subject to a number of conditions. It is also expected that T-Mobile will enter into other financing arrangements in connection with the Merger Transactions for which it does not presently have commitments. Furthermore, T-Mobile USA may seek to modify its existing financing arrangements in connection with the Merger Transactions, and we understand that it does not have commitments from the lenders providing its existing financing arrangements for these modifications. Accordingly, financing of the Merger Transactions is not assured. Even if T-Mobile USA is able to obtain financing or modify its existing financing arrangements, the terms of such new or modified financing arrangements may not be available to T-Mobile USA on favorable terms, and T-Mobile USA may incur significant costs in connection with entering into such financing.
Downgrades of our and/or T-Mobile’s ratings could adversely affect our, T-Mobile’s and/or the combined company’s respective businesses, cash flows, financial condition and operating results.
Our credit ratings impact the cost and availability of future borrowings, and, as a result, our cost of capital. Our ratings reflect each rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations or, following completion of the Merger Transactions, obligations to the combined company’s creditors. Each of the rating organizations reviews our ratings and T-Mobile’s ratings periodically, and there can be no assurance that our or T-Mobile’s current ratings will be maintained in the future. Downgrades in our financial health and/or T-Mobile’s ratings could adversely affect our, T-Mobile’s and/or the combined company’s businesses, cash flows, financial condition and operating results. The Business Combination Agreement also contains certain conditions relating to a minimum credit rating of T-Mobile USA on the closing date of the Merger Transactions.

The Combined Company’s indebtedness following the completion of the Merger Transactions will be substantially greater than our indebtedness on a stand-alone basis and greater than the combined indebtedness of us and T-Mobile prior to the announcement of the Merger Transactions. This increased level of indebtedness could adversely affect the combined company’s business flexibility, and increase its borrowing costs.
In connection with the Merger Transactions, we expect T-Mobile to incur merger-related debt financing, which we expect will be used in part to prepay a portion of our existing indebtedness and a portion of T-Mobile’s existing indebtedness and to fund liquidity needs. As a result, after giving effect to the Merger Transactions and the related transactions contemplated by the Business Combination Agreement, including the incurrence of the merger-related debt financing, we anticipate that the combined company will have substantially higher consolidated indebtedness.
The combined company’s substantially increased indebtedness following completion of the Merger Transactions in comparison to our indebtedness prior to the Merger Transactions will have the effect, among other things, of reducing its flexibility to respond to changing business and economic conditions. In addition, the amount of cash required to pay interest on the combined company’s increased indebtedness levels will increase following the completion of the Merger Transactions, and thus the demands on cash resources will be greater than prior to the Merger Transactions. The increased levels of indebtedness following completion of the Merger Transactions may reduce funds available to fund the combined company’s efforts to combine our business with T-Mobile’s business and realize the expected benefits of the Merger Transactions and/or may also reduce funds available for capital expenditures, share repurchases, and other activities and may create competitive disadvantages for the combined company relative to other companies with lower debt levels.
Further, it may be necessary to incur substantial additional indebtedness in the future after the Merger Transactions subject to the restrictions contained in the combined company’s debt instruments. If new indebtedness is added after the closing of the Merger Transactions, the related risks could intensify.
Because of the combined company’s substantial indebtedness following the completion of the Merger Transactions, it may not be able to service its debt obligations in accordance with their terms after the Merger Transactions.
The combined company’s ability to service its substantial debt obligations following the completion of the Merger Transactions will depend on its future performance, which will be affected by financial, business, economic and other factors, including its ability to achieve the expected benefits and cost savings from the Merger Transactions. There is no guarantee that the combined company will be able to generate sufficient cash flow to pay its debt service obligations when due. If the combined company is unable to meet its debt service obligations after the Merger Transactions or it fails to comply with its financial and other restrictive covenants contained in the agreements governing its indebtedness, the combined company may be required to refinance all or part of its debt, sell important strategic assets at unfavorable prices or borrow more money. The combined company may not be able to, at any given time, refinance its debt, sell assets or borrow more money on acceptable terms or at all. The combined company’s inability to refinance its debt could have a material adverse effect on its business, financial condition and results of operations.
Our stockholders will have a reduced ownership and voting interest in the combined company after the Merger Transactions and will exercise less influence over management.
Upon completion of the Merger Transactions, each of our stockholders who receives shares of T-Mobile common stock will become a stockholder of T-Mobile with a percentage ownership of T-Mobile that is smaller than their current percentage ownership of us. As a result, even if all of our former stockholders voted together on all matters presented to T-Mobile stockholders from time to time, our former stockholders would exercise significantly less influence over the combined company after the completion of the Merger Transactions relative to their influence over us now, and thus would have a less significant impact on the election of the combined company’s board and on the approval or rejection of future proposals submitted to a stockholder vote of the combined company’s stockholders.
Business Risks
If we are not able to retain and attract profitable wireless subscribers, our financial performance will be impaired.
Our success is based on our ability to retain current subscribers and attract new subscribers. If we are unable to attract and retain profitable wireless subscribers, our financial performance will be impaired, and we could fail to meet our financial obligations. From January 1, 2008 through March 31, 2018, we have experienced an aggregate net decrease of approximately 10.6 million subscribers in our total retail postpaid subscriber base (excluding the impact of our acquisitions).

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

•	actual or perceived quality and coverage of our network;

•	public perception about our brands and the Merger Transactions;

•	our ability to anticipate, develop, and deploy new or enhanced technologies, products, and services that are attractive to existing or potential subscribers;

•	our ability to continue to access spectrum and acquire additional spectrum capacity; and

•	our ability to maintain our current MVNO relationships and to enter into new MVNO arrangements.
Our ability to retain subscribers may be negatively affected by industry trends related to subscriber contracts. We continue to see aggressive customer acquisition efforts by our competitors. For example, most service providers, including us, are offering wireless service plans without any long-term commitment. Furthermore, some service providers are reimbursing contract termination fees, including paying off the outstanding balance on devices, incurred by new customers in connection with such customers terminating service with their current wireless service providers. Our competitors’ aggressive customer contract terms, such as those described above, could negatively affect our ability to retain subscribers and could lead to an increase in our churn rates if we are not successful in providing an attractive product, price, and service mix, which could adversely affect our operating results.
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
The success of our network improvements and 5G deployment will depend on the timing, extent, and cost of implementation; access to spectrum; the performance of third-parties and related parties; upgrade requirements; and the availability and reliability of the various technologies required to provide such modernization.
We must continually invest in our wireless network, including expanding our network capacity and coverage through macro sites and small cells, in order to improve our wireless services and remain competitive by providing 5G capabilities. The development and deployment of new technologies and services requires us to anticipate the changing demands of our customers and to respond accordingly, which we may not be able to do in a timely or efficient manner.
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
Using new and sophisticated technologies on a very large scale entails risks. For example, deployment of new technologies from time to time has adversely affected, and in the future may adversely affect, the performance of existing services on our network and result in increased churn or failure to attract wireless subscribers. Should implementation of our network upgrades, which also includes expanding our network through densification using both macro sites and small cells, fail, be delayed or result in incurring costs in excess of expected amounts, our margins could be adversely affected and such effects could be material. Should the delivery of services expected to be deployed on our network be delayed due to technological constraints or changes, performance of third-party suppliers, regulatory restrictions, including zoning and leasing restrictions, or permit issues, subscriber dissatisfaction, or other reasons, the cost of providing such services could become higher than expected, ultimately increasing our cost to subscribers and resulting in decreases in net subscribers or our margins, or both, which would adversely affect our revenues, profitability, and cash flow from operations.
Our high debt levels and restrictive debt covenants could negatively impact our ability to access future financing at attractive rates or at all, which could limit our operating flexibility and ability to repay our outstanding debt as it matures.
As of March 31, 2018, our consolidated principal amount of indebtedness was $41.0 billion, and we had $1.8 billion of undrawn borrowing capacity under the secured revolving bank credit facility. Our high debt levels and debt service requirements are significant in relation to our revenues and cash flow, which may reduce our ability to respond to competition and economic trends in our industry or in the economy generally. Our high debt levels and debt service requirements may also limit our financing options as a result of the restrictions placed on certain of our assets in our recent financing transactions. In addition, certain agreements governing our indebtedness impose operating restrictions on us, subject to exceptions, including our ability to:

•	pay dividends;

•	create liens on our assets;

•	receive dividend or other payments from certain of our subsidiaries;

•	enter into transactions with affiliates; and

•	engage in certain asset sale or business combination transactions.
Our secured revolving bank credit facility and other financing facilities also require that we maintain certain financial ratios, including a leverage ratio, which could limit our ability to incur additional debt. Our failure to comply with our debt covenants would trigger defaults under those obligations, which could result in the maturities of those debt obligations being accelerated and could in turn result in cross defaults with other debt obligations. If we are forced to refinance our debt obligations prior to maturity on terms that are less favorable or if we were to experience difficulty in refinancing the debt prior to maturity, our results of operations or financial condition could be materially harmed. In addition, our recent asset-backed financings could subject us to an increased risk of loss of assets secured under those facilities. We continue to expect to rely on asset-backed financings as a source of funds, however, there can be no assurance that we will be able to continue to do so. For instance, although we have leveraged certain of our spectrum assets as collateral in asset-backed financing transactions, certain limitations such as our leasing arrangements on 2.5 GHz spectrum may significantly reduce our ability to further leverage our spectrum. In addition, the Business Combination Agreement restricts us, without T-Mobile's consent, from taking certain actions outside the ordinary course of business while the Merger Transactions are pending, including incurring certain indebtedness. Limitations on our ability to obtain suitable financing when needed, or at all, or a failure to execute on our cost-reduction initiatives, could result in an inability to continue to expand our business, timely execute network plans, and meet competitive challenges.
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

Because our lease and installment billing contracts permit customers to use or pay for devices over time, we maintain a certain level of debt to support our investment in these contracts. We fund our customer device financing activities through a combination of cash on hand and proceeds from monetizing customer receivables.
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
We lease devices to certain of our subscribers. Our financial condition and results of operations depend, in part, on our ability to appropriately assess the credit risk of our lease subscribers and the ability of our lease subscribers to perform under our device leases. In addition to monthly lease payments, we expect to realize economic benefit from the estimated residual value of a leased device, which is the estimated value of a leased device at the time of the expiration of the lease term. Changes in residual value assumptions made at lease inception would affect the amount of depreciation expense and the net amount of equipment under operating leases. If estimated residual values, in the aggregate, significantly decline due to economic factors, obsolescence, or other circumstances, we may not realize such residual value, which could have a material adverse effect on our financial position and results of operations. We may also suffer negative consequences including increased costs and increased losses on devices as a result of a lease subscriber default, the related termination of a lease, and the attempted repossession of the device, including failure of a lease subscriber to return a leased device at the end of the lease. Sustained failure of subscribers to return leased devices could also negatively impact our ability to obtain financing based on leased devices in the future. In addition, subscribers who lease a device are not required to sign a fixed-term service contract, which could result in higher churn, and increased losses on devices.
Adverse economic conditions may negatively impact our business and financial performance, as well as our access to financing on acceptable terms or at all.
Our business and financial performance are sensitive to changes in macro-economic conditions, including changes in interest rates, consumer credit conditions, consumer debt levels, consumer confidence, inflation rates (or concerns about deflation), unemployment rates, energy costs, and other factors. Concerns about these and other factors, including the impact of the Merger Transactions on our business, may contribute to market volatility and economic uncertainty.
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
On December 14, 2017, the FCC voted to return broadband Internet access service to its prior classification as an information service, and reinstate the private mobile service classification of mobile broadband Internet access service. The order also eliminated the FCC's Internet Conduct Standard, along with the bright-line rules and included expanded transparency requirements. The new rules were published in the federal register on February 22, 2018. As a result, of the FCC order, state legislators and governors have introduced, and in some cases passed, state laws and executive order requiring different levels of adherence to net neutrality principles for broadband Internet access service providers active in the applicable states. Depending on the interpretation and application of these rules, including conflicts between federal and state laws, we may incur additional costs or be limited in the services we can provide which could have a material adverse effect on our business, results of operations and financial condition.
We recruit professionals, including senior management, on a global basis to work in the U.S. and, therefore, must comply with the U.S. immigration and work permit/visa laws and regulations. An inability to obtain sufficient work permits/visas due to the impact of these regulations, including any changes to immigration and work permit/visa regulations in the U.S., could have a material adverse effect on our business, results of operations and financial condition.
For risks related to governmental regulation in connection with the Merger Transactions, see "— Risks Relating to the Merger Transactions."
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
Market and industry factors may adversely impact the market price of our common stock, regardless of our actual operations and performance. Stock price volatility and sustained decreases in our share price could subject our stockholders to losses and may adversely impact our ability to issue equity. The trading price of our common stock has been, and may continue to be, subject to fluctuations in response to various factors, some of which are beyond our control, including, but not limited to:

•	uncertainties related to our proposed merger with T-Mobile;

•	market and pricing risks due to concentrated ownership of our stock;

•	the ability to raise additional capital through the issuance of additional debt or equity or otherwise, including the cost and availability or perceived availability of additional capital;

•	information about the Merger Transactions;

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
We have entered into, and may in the future enter into, agreements with various third parties for the day-to-day execution of services, provisioning, maintenance, and upgrading of our wireless and wireline networks, including the permitting, building, and installation of our network upgrade; leases and subleases for space on communications towers; the development and maintenance of certain systems necessary for the operation of our business; customer service, related support to our wireless subscribers, outsourcing aspects of our wireline network and back office functions; and to provide network equipment, handsets, devices, and other equipment. For example, we depend heavily on local access facilities obtained from ILECs to serve our data and voice subscribers, and payments to ILECs for these facilities are a significant cost of service for both our Wireless and Wireline segments. We also expect our dependence on key suppliers to continue as more advanced technologies are developed, which may lead to additional significant costs. If our key vendors fail to meet their contractual obligations or experience financial difficulty, or if we fail to adequately diversify our reliance among vendors, we may experience disruptions to our business operations or incur significant costs implementing alternative arrangements.
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
For a discussion of litigation risks related to the Merger Transactions, see "— Risks Relating to the Merger Transactions."
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
While to date we are not aware of any cyber attacks or other cyber incidents that, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a cyber attack in the future. In addition, the costs of such preventative actions may be significant, which may adversely affect our results of operations. Any major compromise of our data or network security, failure to prevent or mitigate a loss of our services or network, our proprietary information, or our subscribers’ information, and delays in detecting any such compromise or loss, could disrupt our operations, impact our reputation and subscribers’ willingness to purchase our service, and subject us to significant additional expenses. Such expenses could include incentives offered to existing subscribers and other business relationships in order to retain their business, increased expenditures on cyber security measures and the use of alternate resources, lost revenues from business interruption, and litigation, which could be material. Furthermore, the potential costs associated with any such cyber attacks could be greater than the insurance coverage we maintain.
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
If we are unable to improve our results of operations and as we continue to upgrade our networks, we may be required to recognize an impairment of our long-lived assets, goodwill, or other indefinite-lived intangible assets, which could have a material adverse effect on our financial position and results of operations.
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
Although we are focused on taking the steps necessary to close the Merger Transactions, we may still, from time to time, evaluate potential acquisitions, strategic investments, and mergers, and we may engage in discussions with potential counterparties. Some of these potential transactions could be significant relative to the size of our business and operations. Any such acquisitions would involve a number of risks and present financial, managerial and operational challenges.
As a result, our pursuit of an acquisition, investment, or merger may cause our actual results to differ materially from those anticipated. For more information on the Merger Transactions, see "— Risks Relating to the Merger Transactions."
Controlled Company Risks
As long as SoftBank controls us, other holders of our common stock will have limited ability to influence matters requiring stockholder approval and SoftBank’s interest may conflict with ours and our other stockholders.
As of March 31, 2018, SoftBank beneficially owned nearly 85% of the outstanding common stock of Sprint. As a result, until such time as SoftBank and its controlled affiliates hold shares representing less than a majority of the votes entitled to be cast by the holders of our outstanding common stock at a stockholder meeting, SoftBank generally will have the ability to control the outcome of any matter submitted for the vote of our stockholders, except in certain circumstances set forth in our certificate of incorporation or bylaws. For example, SoftBank is able to approve the Merger Transactions.
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
The interests of SoftBank may not coincide with the interests of our other stockholders or with holders of our indebtedness. SoftBank’s ability, subject to the limitations in our certificate of incorporation and bylaws, to control all matters submitted to our stockholders for approval limits the ability of other stockholders to influence corporate matters and, as a result, we may take actions that our stockholders or holders of our indebtedness do not view as beneficial. As a result, the market price of our common stock or terms upon which we issue indebtedness could be adversely affected. In addition, the existence of a controlling stockholder may have the effect of making it more difficult for a third-party to acquire, or discouraging a third-party from seeking to acquire, the Company. For example, T-Mobile was required to negotiate the Merger Transactions with SoftBank. The interests of SoftBank with respect to such transaction may be different from the interests of our other stockholders or with holders of our indebtedness. See "— Risks Relating to the Merger Transactions" for more information. In addition, the performance of SoftBank and SoftBank’s ordinary shares or speculation about the possibility of future actions SoftBank may take in connection with us may adversely affect our share price or the trading price of our debt securities.
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
Any inability to resolve favorably any disputes that may arise between the Company and SoftBank or its affiliates may adversely affect our business.
Disputes may arise between SoftBank or its affiliates and the Company in a number of areas, including:

•	business combinations involving the Company, including with respect to the Merger Transactions;

•	sales or dispositions by SoftBank of all or any portion of its ownership interest in us;

•	the nature, quality and pricing of services SoftBank or its affiliates may agree to provide to the Company;

•	arrangements with third parties that are exclusionary to SoftBank or its affiliates or the Company; and

•	business opportunities that may be attractive to both SoftBank or its affiliates and the Company.
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
Our corporate headquarters are located in Overland Park, Kansas and consist of approximately 3,790,000 square feet. Our gross property, plant and equipment at March 31, 2018 totaled $37.3 billion, as follows:

March 31, 2018
(in billions)
Wireless	$33.9
Wireline	1.3
Corporate and other	2.1
Total	$37.3
Properties utilized by our Wireless segment generally consist of either leased or owned assets in the following categories: switching equipment, radio frequency equipment, cell site towers and related leasehold improvements, site development costs, network software, devices leased to customers, internal-use software, retail fixtures and retail leasehold improvements.
Properties utilized by our Wireline segment generally consist of either leased or owned assets in the following categories: digital fiber optic cable, transport facilities, transmission-related equipment and network buildings.

Item 3.	Legal Proceedings
In March 2009, a stockholder brought suit, Bennett v. Sprint Nextel Corp., in the U.S. District Court for the District of Kansas, alleging that Sprint Communications and three of its former officers violated Section 10(b) of the Exchange Act and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The district court granted final approval of a settlement in August 2015, which did not have a material impact to our financial statements. Five stockholder derivative suits related to this 2009 stockholder suit were filed against Sprint Communications and certain of its present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas on April 8, 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case; the second, Randolph v. Forsee, was filed on July 15, 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court; the third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; the fourth, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and the fifth, Hartleib v. Forsee, et al., was filed in federal court in Kansas on July 14, 2011. These cases were essentially stayed while the Bennett case was pending, and we have reached an agreement in principle to settle the matters, by agreeing to some governance provisions and by paying plaintiffs' attorneys fees in an immaterial amount. The court approved the settlement but reduced the plaintiffs' attorneys fees. On April 27, 2018, the court of appeals for the state of Kansas affirmed the settlement ruling. Further appeals are possible.
Sprint Communications is also a defendant in a complaint filed by several stockholders of Clearwire Corporation (Clearwire) asserting claims for breach of fiduciary duty by Sprint Communications, and related claims and otherwise challenging the Clearwire acquisition. ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., was filed April 26, 2013 in Chancery Court in Delaware. Plaintiffs in the ACP Master, LTD suit have also filed suit requesting an appraisal of the fair value of their Clearwire stock. Trial of those cases took place in October and November 2016. On July 21, 2017, the Delaware Chancery Court ruled in Sprint's favor in both cases. It found no breach of fiduciary duty, and determined the value of Clearwire shares under the Delaware appraisal statute to be $2.13 per share plus statutory interest. The plaintiffs filed an appeal and on April 23, 2018, the Delaware Supreme Court affirmed the ruling of the Delaware Chancery Court in its entirety.
Various other suits, inquiries, proceedings, and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us or our subsidiaries. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. During the year ended March 31, 2018, there were no material developments in the status of these legal proceedings.

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
Common Share Data
The common stock of Sprint Corporation is traded under the stock symbol "S" on the NYSE. We currently have no non-voting common stock outstanding. The high and low common stock prices, as reported on the NYSE composite, were as follows:

	Year Ended March 31, 2018		Year Ended March 31, 2017
	High	Low	High	Low
Common stock market price
First quarter	$9.22	$7.32	$4.56	$3.30
Second quarter	8.92	7.50	7.03	4.36
Third quarter	8.00	5.42	8.98	5.83
Fourth quarter	6.01	4.81	9.65	8.13
Number of Stockholders of Record
As of May 22, 2018, we had approximately 27,000 common stock record holders.
Dividends
We did not declare any dividends on our common stock for all periods presented in the consolidated financial statements. We are currently restricted from paying cash dividends by the terms of our secured revolving bank credit facility as described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
Issuer Purchases of Equity Securities
None.

Performance Graph
The graph below compares the cumulative total shareholder return for the Company's common stock with the S&P® 500 Stock Index and the Dow Jones U.S. Telecommunications Index for the fiscal year ended December 31, 2013, the three-month transition period ended March 31, 2014 and the fiscal years ended March 31, 2015, 2016, 2017 and 2018. Because Sprint Corporation common stock did not commence trading until after the SoftBank Merger, the graph below reflects the cumulative total shareholder return on the Series 1 common stock of Sprint Communications, Inc., our predecessor, through July 10, 2013 and, thereafter, reflects the total shareholder return on the common stock of Sprint Corporation. The graph assumes an initial investment of $100 on December 31, 2012.

Value of $100 Invested on December 31, 2012

	12/31/2012	12/31/2013	3/31/2014	3/31/2015	3/31/2016	3/31/2017	3/31/2018
Sprint Corporation	$100.00	$189.59	$162.08	$83.60	$61.38	$153.09	$86.07
S&P 500 Index	$100.00	$132.39	$134.78	$151.94	$154.65	$181.21	$206.56
Dow Jones U.S. Telecom Index	$100.00	$114.13	$114.54	$119.22	$139.62	$145.25	$138.02

Item 6.	Selected Financial Data
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act included changes in tax laws that had a material impact on our financial statements. Based on currently available information, we recorded, as a provisional estimate, a $7.1 billion non-cash tax benefit through income for continuing operations to re-measure the carrying values of our deferred tax assets and liabilities. The re-measurement of deferred taxes had no impact on cash flows. See Note 10. Income Taxes in Notes to the Consolidated Financial Statements for additional information.
On January 1, 2018, the Company adopted authoritative guidance regarding Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The Company adopted this standard with retrospective application to the consolidated statements of cash flows including the impacted cash flow data in the table below. See Note 2. Summary of Significant Accounting Policies and Other Information in Notes to the Consolidated Financial Statements for additional information related to the adoption of this standard.
The selected financial data presented below is not comparable for all periods presented primarily as a result of transactions such as the SoftBank Merger and acquisitions of Clearwire and certain assets of United States Cellular Corporation in 2013. All acquired companies' results of operations subsequent to their acquisition dates are included in our consolidated financial statements.

	Successor							Predecessor
	Year Ended March 31,				Three Months Ended March 31,		Year Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,
	2018	2017	2016	2015	2014	2013	2013	2013	2013
	(in millions, except per share amounts)
Results of Operations
Service revenue	$23,834	$25,368	$27,174	$29,542	$7,876	$—	$15,094	$16,895	$7,980
Equipment sales	4,524	4,684	3,168	4,826	999	—	1,797	1,707	813
Equipment rentals	4,048	3,295	1,838	164	—	—	—	—	—
Net operating revenues	32,406	33,347	32,180	34,532	8,875	—	16,891	18,602	8,793
Depreciation - network and other	3,976	3,982	4,013	3,591	868	—	2,026	3,098	1,422
Depreciation - equipment rentals	3,792	3,116	1,781	206	—	—	—	—	—
Amortization	812	1,052	1,294	1,552	429	—	908	147	70
Operating income (loss)	2,727	1,764	310	(1,895)	420	(14)	(970)	(885)	29
Net income (loss)	7,377	(1,206)	(1,995)	(3,345)	(151)	(9)	(1,860)	(1,158)	(643)
Net income (loss) attributable to Sprint Corporation	7,389	(1,206)	(1,995)	(3,345)	(151)	(9)	(1,860)	(1,158)	(643)
Earnings (Loss) per Share
Basic net income (loss) per common share	$1.85	$(0.30)	$(0.50)	$(0.85)	$(0.04)		$(0.54)	$(0.38)	$(0.21)
Diluted net income (loss) per common share	1.81	(0.30)	(0.50)	(0.85)	(0.04)		(0.54)	(0.38)	(0.21)
Financial Position
Total assets	$85,459	$85,123	$78,975	$82,841	$84,549	$3,122	$85,953	N/A	$50,474
Property, plant and equipment, net	19,925	19,209	20,297	19,721	16,299	—	16,164	N/A	14,025
Intangible assets, net	50,360	50,484	51,117	52,455	55,919	—	56,272	N/A	22,352
Total debt, capital lease and financing obligations (including equity unit notes)	40,892	40,914	33,958	33,642	32,638	—	32,869	N/A	24,217
Total stockholders' equity	26,356	18,808	$19,783	21,710	25,312	3,122	25,584	N/A	6,474
Noncontrolling interests	63	—	—	—	—	—	—	—	—
Cash Flow Data
Net cash provided by (used in) operating activities	$10,062	$(3,290)	$(423)	$3,749	$522	$(2)	$119	$2,669	$939
Capital expenditures - network and other	3,319	1,950	4,680	5,422	1,488	—	3,847	3,140	1,381
Capital expenditures - leased devices	7,461	4,976	5,898	1,885	—	—	—	—	—

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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
Wireless segment earnings represented almost all of our total consolidated segment earnings for the year ended March 31, 2018. Within the Wireless segment, postpaid wireless service revenue represents the most significant contributor to earnings, and is driven by the number of postpaid subscribers to our services, as well as the average revenue per user (ARPU).
Business Combination Agreement
On April 29, 2018 we announced that we entered into a Business Combination Agreement with T-Mobile US to merge in an all-stock transaction for a fixed exchange ratio of 0.10256 of T-Mobile shares for each Sprint share. The combined company will be named T-Mobile. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close in the first half of 2019. For more information regarding our Business Combination Agreement, see Note 17. Subsequent Events in Notes to the Consolidated Financial Statements.
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
To provide a network that delivers the consistent reliability, capacity and speed that customers demand, we expect to continue to optimize our network and invest in 5G and LTE deployment across all of our spectrum bands. We also expect to deploy new technologies that will help strengthen our competitive position, including the use of High Performance User Equipment, the Sprint Magic Box (a femtocell), Voice over LTE, massive multiple-input multiple-output (MIMO) and the use of small cells to further densify our network.
To achieve a more competitive cost position, we have established a Transformation Office with responsibility for identifying, operationalizing, and monitoring sustained improvements in operating costs and efficiencies. Also, we have deployed cost management and planning tools across the entire organization to more effectively monitor expenditures.
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
To deliver a simplified and improved customer experience, we are focusing on key subscriber touch points, pursuing process improvements and deploying platforms to simplify and enhance the interactions between us and our customers. In addition, we have established a customer experience team to support our focus on net promoter score as a key measure of customer satisfaction.

Network
We continue to increase coverage and capacity by densifying and evolving our existing network toward 5G. Densification, which includes increasing the number of small cells and antennas, is intended to enhance coverage and capacity across the network. We are also deploying new technologies, such as Massive MIMO and carrier aggregation, which allows us to move more data at faster speeds over the same spectrum and migrate customers to an all data service. Additionally, our introduction of tri-band devices, including those with 5G capabilities, allows us to manage and operate our network more efficiently and at a lower cost. We have continued to see positive results from these infrastructure upgrades in key U.S. markets.
The 2.5 GHz spectrum band carries the highest percentage of Sprint's LTE data traffic. We have significant additional capacity to grow the use of our 2.5 GHz spectrum holdings into the future. Sprint believes it is well-positioned with spectrum holdings of more than 160 MHz of 2.5 GHz spectrum in the top 100 markets in the U.S. Sprint's broad spectrum holdings allow us to introduce 5G in parallel with 4G service over the same 2.5 GHz spectrum band, supporting the early introduction of 5G devices without disrupting the capacity needed to support our 4G users.
Overall, our densification and introduction of 5G technologies are expected to continue to enhance the customer experience by adding data capacity, increasing the wireless data speeds available to our customers, and improving network performance for both voice and data services. While circumstances may change in the future, we believe that our substantial spectrum holdings are sufficient to allow us to continue to provide consistent network reliability, capacity, and speed, as well as to provide current and future customers a highly competitive wireless experience. As part of the evolution of our existing network toward 5G, we will be modifying our existing backhaul architecture to enable increased capacity to our network at a lower cost by either negotiating lower vendor pricing for existing Ethernet technology or replacing Ethernet with fiber. We expect to incur termination costs associated with Ethernet contractual commitments with third party vendors ranging between approximately $225 million to $275 million, of which the majority are expected to be incurred by March 31, 2020.
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

RESULTS OF OPERATIONS
Consolidated Results of Operations
The following table provides an overview of the consolidated results of operations.

	Year Ended March 31,
	2018	2017	2016
	(in millions)
Wireless segment earnings	$11,205	$9,814	$8,051
Wireline segment earnings	(118)	119	92
Corporate, other and eliminations	(18)	1	3
Consolidated segment earnings	11,069	9,934	8,146
Depreciation - network and other	(3,976)	(3,982)	(4,013)
Depreciation - equipment rentals	(3,792)	(3,116)	(1,781)
Amortization	(812)	(1,052)	(1,294)
Other, net	238	(20)	(748)
Operating income	2,727	1,764	310
Interest expense	(2,365)	(2,495)	(2,182)
Other (expense) income, net	(59)	(40)	18
Income tax benefit (expense)	7,074	(435)	(141)
Net income (loss)	$7,377	$(1,206)	$(1,995)
Depreciation Expense - Network and Other
Depreciation expense - network and other remained relatively flat, decreasing $6 million for the year ended March 31, 2018 compared to the same period in 2017 and decreased $31 million, or 1%, for the year ended March 31, 2017 compared to same period in 2016.
Depreciation Expense - Equipment Rentals
Depreciation expense - equipment rentals increased $676 million, or 22%, for the year ended March 31, 2018 compared to the same period in 2017 and increased $1.3 billion, or 75%, for the year ended March 31, 2017 compared to the same period in 2016 primarily due to increased depreciation on leased devices as a result of the continued growth of the device leasing program. The cost of the leased device is depreciated to its estimated residual value generally over the lease term.
Amortization Expense
Amortization expense decreased $240 million, or 23%, for the year ended March 31, 2018 compared to the same period in 2017 and decreased $242 million, or 19%, for the year ended March 31, 2017 compared to the same period in 2016 primarily due to customer relationship intangible assets that are amortized using the sum-of-the-months'-digits method, which results in higher amortization rates in early periods that decline over time.
Other, net
The following table provides additional information regarding items included in "Other, net."

	Year Ended March 31,
	2018	2017	2016
	(in millions)
Severance and exit costs	$(80)	$(66)	$(409)
Litigation and other contingencies	305	(140)	(193)
Loss on disposal of property, plant and equipment, net	(364)	(28)	(166)
Contract terminations	5	(140)	—
Gains from asset dispositions and exchanges	479	354	—
Revision to estimate of a previously recorded reserve	—	—	20
Hurricane-related charges	(107)	—	—
Total expense	$238	$(20)	$(748)

Other, net represented a benefit of $238 million for the year ended March 31, 2018. We recognized severance and exit costs of $80 million primarily due to reductions in work force. We incurred hurricane-related charges of $107 million, which were recorded as contra-revenue, cost of services, selling, general and administrative expenses, and loss on disposal of property, plant and equipment in the consolidated statements of operations. We had a net benefit in litigation and other contingencies of $305 million associated with legal settlements for patent infringement lawsuits as well as other contingencies associated with a regulatory fee matter. We recorded a $479 million non-cash gain as a result of spectrum license exchanges with other carriers and a $5 million benefit in contract terminations. Additionally, we recognized a $364 million net loss on disposal of property, plant and equipment, which consisted of a $370 million loss related to cell site construction costs that are no longer recoverable as a result of changes in our network plans, offset by a $6 million gain.
Other, net reflected an expense of $20 million for the year ended March 31, 2017. We recognized severance and exit costs of $66 million. In addition, we recognized a $140 million charge for a state tax matter combined with legal reserves related to other pending legal suits and proceedings, a $354 million non-cash gain as a result of spectrum license exchanges with other carriers, and a $28 million loss on disposal of property, plant and equipment primarily related to cell site construction costs that are no longer recoverable as a result of changes in our network plans. We also recognized $140 million of contract terminations that were primarily related to the termination of our pre-existing wholesale arrangement with nTelos as a result of the Shentel transaction combined with the costs related to the termination of our relationship with General Wireless Operations Inc. (RadioShack).
Other, net reflected an expense of $748 million for the year ended March 31, 2016. We recognized litigation expense of $193 million for ongoing legal matters. In addition, we recognized severance and exit costs which included $216 million of severance primarily associated with reductions in work force and $195 million of lease and access exit costs primarily associated with tower and cell site leases and backhaul access contracts for which we will no longer be receiving any economic benefit, of which $2 million was recognized as "Cost of services" in the consolidated statements of operations. We also recorded $166 million of loss on disposal of property, plant and equipment primarily related to cell site construction costs and other network costs that are no longer recoverable as a result of changes in the Company's network plans. In addition, we revised our estimate of a previously recorded reserve, resulting in $20 million of income.
Interest Expense
Interest expense decreased $130 million, or 5%, for the year ended March 31, 2018 compared to the same period in 2017 primarily due to the replacement of higher interest debt with lower interest financings. Interest expense increased $313 million, or 14%, for the year ended March 31, 2017 compared to the same period in 2016 primarily due to interest associated with the network equipment sale-leaseback, the Handset Sale-Leaseback Tranche 2, the unsecured financing facility and the spectrum financing transaction in 2016. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $38.5 billion, $37.9 billion and $33.8 billion was 6.3%, 6.7% and 6.5% for the years ended March 31, 2018, 2017 and 2016, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.
Other (Expense) Income, Net
"Other (expense) income, net" represented an expense of $59 million and $40 million for the years ended March 31, 2018 and 2017, respectively, compared to income of $18 million for the year ended March 31, 2016. The expense for the year ended March 31, 2018 was primarily due to $73 million of equity in losses of unconsolidated investments, net, of which $50 million relates to an impairment of an equity method investment. Additionally, there was a $65 million loss on early extinguishment of debt related to the retirement of portions of the Sprint Communications 8.375% Notes due 2017 and 9.000% Guaranteed Notes due 2018. These expenses were partially offset by $85 million of interest income. The expense for the year ended March 31, 2017 was primarily due to recognizing the remaining debt finance costs of $74 million associated with the terminated unsecured financing facility, partially offset by interest income of $59 million which was primarily related to increased short-term investments.
Income Tax Expense
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act included changes in tax laws that had a material impact on our financial statements. The impact was driven by the re-measurement of deferred tax assets and liabilities. The re-measurement included the impact of the corporate tax rate reduction from 35% to 21% and the evaluation of our ability to realize deferred tax assets. Due to complexities involved in accounting for the enactment of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which addresses the accounting implications. SAB 118 allowed us to record a provisional estimate of the impacts of the Tax Act in our earnings for the year ended March 31, 2018. Based on currently available information, we recorded, as a provisional estimate, a $7.1 billion non-cash tax benefit through income for continuing operations to re-measure the carrying values of our deferred tax assets and liabilities. The re-measurement of deferred taxes had no impact on cash flows. For more information see Note 10. Income Taxes in Notes to the Consolidated Financial Statements.
Income tax benefit of $7.1 billion for the year ended March 31, 2018 was primarily attributable to the impact of the Tax Act as discussed above. Income tax expense of $435 million for the year ended March 31, 2017 was primarily attributable to taxable temporary differences from the tax amortization of FCC licenses and tax expense of $136 million on pre-tax gains from spectrum license exchanges, which increased our deferred tax liability on FCC licenses temporary differences. In addition, income tax expense included an expense of $89 million to increase our state income tax valuation allowance as a result of a shift in operations among wholly-owned subsidiaries and an organizational restructuring that occurred during the year. Income tax expense of $141 million for the year ended March 31, 2016 was primarily attributable to tax expense resulting from taxable temporary differences from the tax amortization of FCC licenses, partially offset by tax benefits from the reversal of state income tax valuation allowance on deferred tax assets and changes in state income tax laws enacted during the year.

Segment Earnings - Wireless
Wireless segment earnings are a function of wireless net operating revenues inclusive of wireless service revenue, the sale of wireless devices (handsets and tablets), broadband devices, connected devices, leasing wireless devices, and commissions on the device insurance and accessory programs. Combined with wireless net operating revenues, Wireless segment earnings are also a function of costs of equipment sales and rentals, costs to acquire subscribers, and network and interconnection costs to serve those subscribers, as well as other Wireless segment operating expenses. The cost of equipment sales and equipment rentals primarily include equipment costs associated with our installment billing and subsidy programs, and loss on disposal of property, plant and equipment, net of recoveries, resulting from the write-off of leased devices where customers did not return the devices to us. The costs to acquire our subscribers also includes marketing and sales costs incurred to attract those subscribers. Network costs primarily represent switch and cell site costs, backhaul costs, and interconnection costs, which generally consist of per-minute usage fees and roaming fees paid to other carriers. The remaining costs associated with operating the Wireless segment include the costs to operate our customer care organization and administrative support. Wireless service revenue, costs to acquire subscribers, and variable network and interconnection costs fluctuate with the changes in our subscriber base and their related usage, but some cost elements do not fluctuate in the short-term with these changes.
As shown by the table above under "Consolidated Results of Operations," Wireless segment earnings represented almost all of our total consolidated segment earnings for the years ended March 31, 2018, 2017, and 2016. Within the Wireless segment, postpaid wireless services represent the most significant contributor to earnings, and is driven by the number of postpaid subscribers utilizing our services, as well as average revenue per user (ARPU). The wireless industry is subject to competition to retain and acquire subscribers of wireless services. All markets in which we operate have high rates of penetration for wireless services.
Device Financing Programs
We offer a leasing program whereby qualified subscribers can lease a device for a contractual period of time, and an installment billing program that allows subscribers to purchase a device by paying monthly installments, generally over 24 months. In July 2017, we introduced the Sprint Flex program, which gives customers the opportunity to lease any phone and have the option to upgrade or purchase later. This program allows customers to enjoy their phone before deciding what option (upgrade, continue leasing, return, or buy) works best for their lifestyle. Depending on device type, certain leases carry an option to upgrade to a new device annually prior to expiration of the lease for an additional $5 per month. At the end of the lease term, the subscriber has the option to turn in their device, continue leasing their device, or purchase the device.
As of March 31, 2018, substantially all of our device leases were classified as operating leases and predominantly all of our subscribers choose the leasing option under the Sprint Flex program. As a result, the leased devices are classified as property, plant and equipment when made available to subscribers through Sprint's direct channels. For leases in the indirect channel, we purchase the devices at lease inception from the dealer, which is then capitalized to property, plant and equipment. Lease revenue is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value, generally over the lease term. As these devices are classified as property, plant and equipment, the cost of the device is not recorded as cost of equipment sales compared to when sold under the installment billing or traditional subsidy program, which resuls in a significant positive impact to Wireless segment earnings. Depreciation expense incurred on leased devices for the years ended March 31, 2018, 2017 and 2016, was $3.8 billion, $3.1 billion and $1.8 billion, respectively. If the mix of leased devices within our subscriber base continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase. However, prior to its termination, the benefit to Wireless segment earnings was partially offset by the Handset Sale-Leaseback Tranche 1 (Tranche 1) transaction that was consummated in November 2015 whereby we sold and subsequently leased back certain devices leased to our customers (see Handset Sale-Leaseback Tranche 1 in "Liquidity and Capital Resources" for further details). As a result, the cost to us of the devices sold to Mobile Leasing Solutions, LLC (MLS) under Tranche 1 was no longer recorded as depreciation expense, but rather recognized as rent expense within “Cost of equipment rentals” in the consolidated statements of operations during the leaseback periods until Tranche 1 was terminated in conjunction with the repurchase of devices in December 2016.
Under the installment billing program, we recognize a majority of the revenue associated with future expected installment payments at the time of sale of the device to Sprint branded customers. As compared to our traditional subsidy program, this results in alignment of the revenue with the cost of the device. The impact to Wireless earnings from the sale of devices under our installment billing program is neutral except for the impact from promotional offers and the time value of money element related to the imputed interest on the installment receivable.
Our device leasing and installment billing programs require a greater use of cash flow in the early part of the device contracts as our subscribers will generally pay less upfront than through our traditional subsidy program. The accounts receivable facility and the handset sale-leaseback transactions discussed in "Liquidity and Capital Resources" were designed to mitigate the significant use of cash from purchasing devices from original equipment manufacturers (OEMs) to fulfill our leasing and installment billing programs.
Wireless Segment Earnings Trends
Sprint offers lower monthly service fees without a traditional contract as an incentive to attract subscribers to certain of our service plans. These lower rates for service are available whether the subscriber brings their own device, pays the full or discounted retail price for the device, leases their device through our Sprint Flex leasing program, or purchases the device under our installment billing program. We expect our postpaid ARPU to stabilize in fiscal year 2018 due to less dilution from promotional activities as subscribers exit existing promotional offers and increase their monthly spending with us, combined with an increase in acquisition ARPU due to less promotional discounts on multi-lines. We continue to expect higher equipment rentals and equipment sales associated with the leasing and installment billing programs. Since inception, the combination of lower-priced plans and our leasing and installment billing programs have been accretive to Wireless segment earnings. We expect that trend to continue with the magnitude of the impact being dependent upon subscriber adoption rates.
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

The following table provides an overview of the results of operations of our Wireless segment.

	Year Ended March 31,
Wireless Segment Earnings	2018	2017	2016
	(in millions)
Postpaid	$17,421	$18,677	$19,463
Prepaid(1)	3,979	4,078	4,663
Other(2)	—	—	178
Retail service revenue	21,400	22,755	24,304
Wholesale, affiliate and other(1)	1,198	1,053	1,067
Total service revenue	22,598	23,808	25,371
Equipment sales	4,524	4,684	3,168
Equipment rentals	4,048	3,295	1,838
Total net operating revenues	31,170	31,787	30,377
Cost of services (exclusive of depreciation and amortization)	(5,602)	(6,674)	(8,069)
Cost of equipment sales	(6,109)	(6,583)	(5,518)
Cost of equipment rentals (exclusive of depreciation)	(493)	(975)	(598)
Selling, general and administrative expense	(7,761)	(7,741)	(8,141)
Total net operating expenses	(19,965)	(21,973)	(22,326)
Wireless segment earnings	$11,205	$9,814	$8,051
___________________

(1)
Sprint is no longer reporting Lifeline subscribers due to regulatory changes resulting in tighter program restrictions. We have excluded these subscribers from our subscriber base for all periods presented, including our Assurance Wireless prepaid brand and subscribers through our wholesale Lifeline mobile virtual network operators (MVNO). The above table reflects the reclassification of the related Assurance Wireless prepaid revenue from Prepaid service revenue to Wholesale, affiliate and other revenue of $360 million and $323 million for the years ended March 31, 2017 and 2016, respectively. Revenue associated with subscribers through our wholesale Lifeline MVNOs remains in Wholesale, affiliate and other revenue following this change.

(2)	Represents service revenue primarily related to the acquisition of Clearwire on July 9, 2013.
Service Revenue
Our Wireless segment generates service revenue from the sale of wireless services and the sale of wholesale and other services. Service revenue consists of fixed monthly recurring charges, variable usage charges and miscellaneous fees such as activation fees, international long distance and roaming, commissions on the device insurance program, late payment and administrative fees, and certain regulatory-related fees, net of service credits.
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
Effective January 1, 2017, we entered into a Master Services Agreement with a vendor to provide post-sale device support services (including device insurance) to subscribers. Under the agreement, the vendor bears the risk of loss with regards to claims and related costs, which Sprint no longer incurs. Sprint remits premiums to the vendor who pays Sprint a monthly recurring commission per subscriber for the duration of the agreement. Additionally, under the terms of the agreement, the vendor is the primary obligor in the agreement with the subscriber and, as such, revenue is accounted for and presented on a net basis, whereas historically the amounts were presented on a gross basis. Because the vendor, not Sprint, is fulfilling the services, the decline in service revenue is more than offset by greater reductions in cost of services expense.
During the quarter ended September 30, 2017, we entered into an arrangement with Brightstar US, Inc. (Brightstar) whereby accessories previously procured by us and sold to customers in our direct channels will now be procured and consigned to us from Brightstar (Brightstar Accessory Arrangement). Amounts billed from the sale of accessory inventory are remitted to Brightstar. In exchange for our efforts to sell accessory inventory owned by Brightstar, we will receive a fixed fee from Brightstar for each device activated in our direct channels.
Year Ended March 31, 2018 compared to Year Ended March 31, 2017
Retail service revenue decreased $1.4 billion, or 6%, for the year ended March 31, 2018 compared to the year ended March 31, 2017 primarily due to a lower average revenue per postpaid subscriber driven by an increase in subscribers on lower price plans and lower insurance revenues resulting from changes in our device insurance program under the Master Services Agreement, combined with a decrease in average prepaid subscribers due to competitive pressures. The decrease was partially offset by an increase in average postpaid subscribers.
Wholesale, affiliate and other revenues increased $145 million, or 14%, for the year ended March 31, 2018 compared to the year ended March 31, 2017 primarily due to fees earned under the Brightstar Accessory Arrangement, which commenced during the quarter ending September 30, 2017, combined with an increase in imputed interest associated with installment billing on devices. These increases were partially offset by reduced revenue associated with postpaid and prepaid resellers due to competitive pressures. Approximately 83% of our total wholesale and affiliate subscribers represent connected devices. These devices generate revenue from usage which varies depending on the solution being utilized.
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
Wholesale, affiliate and other revenues decreased $14 million, or 1%, for the year ended March 31, 2017 compared to the year ended March 31, 2016 primarily due to a decline in postpaid and prepaid resellers due to competitive pressures combined with the impact of the shutdown of the Clearwire WiMAX network, partially offset by growth in connected devices and an increase in imputed interest associated with installment billing on devices. Approximately 81% of our total wholesale and affiliate subscribers represent connected devices. These devices generate revenue from usage which varies depending on the solution being utilized.
Average Monthly Service Revenue per Subscriber and Subscriber Trends
The table below summarizes average number of retail subscribers. Additional information about the number of subscribers, net additions (losses) to subscribers, and average rates of monthly postpaid and prepaid subscriber churn for each quarter since the quarter ended March 31, 2015 may be found in the tables on the following pages.

	Year Ended March 31,
	2018	2017	2016
	(subscribers in thousands)
Average postpaid subscribers	31,720	31,272	30,561
Average prepaid subscribers	8,785	9,863	11,871
Average retail subscribers	40,505	41,135	42,432
The table below summarizes ARPU. Additional information about ARPU for each quarter since the quarter ended March 31, 2015 may be found in the tables on the following pages.

	Year Ended March 31,
	2018	2017	2016
ARPU(1):
Postpaid	$45.70	$49.77	$53.30
Prepaid	$37.67	$34.46	$33.39
Average retail	$44.03	$46.10	$47.73
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

Year Ended March 31, 2018 compared to Year Ended March 31, 2017
Postpaid ARPU for the year ended March 31, 2018 decreased compared to the year ended March 31, 2017 primarily due to lower service fees resulting from promotional activities, subscriber migrations to our service plans associated with device financing options, and lower device insurance program revenues as a result of entering into a Master Services Agreement with a vendor to provide post-sale device support services to subscribers. Prepaid ARPU for the year ended March 31, 2018 increased compared to the year ended March 31, 2017 primarily due to the removal of approximately 1.2 million low-engagement prepaid customers from our base as a result of aligning our churn and retention rules across all our prepaid brands, excluding Assurance Wireless, in the three-month period ended December 31, 2016 (See "Subscriber Results" below for more information).
Year Ended March 31, 2017 compared to Year Ended March 31, 2016
Postpaid ARPU for the year ended March 31, 2017 decreased compared to the year ended March 31, 2016 primarily due to the impact of subscriber migrations to our service plans associated with device financing options, resulting in lower service fees. Prepaid ARPU for the year ended March 31, 2017 increased compared to the year ended March 31, 2016 primarily due to the removal of approximately 1.2 million low-engagement prepaid customers from our base as a result of aligning our churn and retention rules across our prepaid brands, excluding Assurance Wireless, late in the three-month period ended December 31, 2016 (See "Subscriber Results" below for more information). With this action, average prepaid subscribers decreased, however prepaid revenue was not proportionally impacted.

The following table shows (a) net additions (losses) of wireless subscribers, (b) our total subscribers, and (c) end of period connected device subscribers as of the end of each quarterly period beginning with the quarter ended June 30, 2015.

	June 30, 2015	Sept 30, 2015	Dec 31, 2015	March 31, 2016	June 30, 2016	Sept 30, 2016	Dec 31, 2016	March 31, 2017	June 30, 2017	Sept 30, 2017	Dec 31, 2017	March 31, 2018
Net additions (losses) (in thousands)(1)
Sprint platform(2):
Postpaid	310	378	501	56	180	344	405	(118)	(39)	168	256	39
Prepaid(3)	(233)	(427)	(411)	(278)	(306)	(449)	(460)	195	35	95	63	170
Wholesale and affiliates(3)	674	747	769	749	728	704	619	291	65	115	66	(165)
Total Sprint platform	751	698	859	527	602	599	564	368	61	378	385	44
Transactions:
Postpaid	(60)	(70)	(238)	—	—	—	—	—	—	—	—	—
Prepaid	(66)	(64)	(231)	—	—	—	—	—	—	—	—	—
Wholesale	(22)	(12)	(241)	—	—	—	—	—	—	—	—	—
Total Transactions	(148)	(146)	(710)	—	—	—	—	—	—	—	—	—

Total retail postpaid	250	308	263	56	180	344	405	(118)	(39)	168	256	39
Total retail prepaid	(299)	(491)	(642)	(278)	(306)	(449)	(460)	195	35	95	63	170
Total wholesale and affiliate	652	735	528	749	728	704	619	291	65	115	66	(165)
Total Wireless	603	552	149	527	602	599	564	368	61	378	385	44

End of period subscribers (in thousands)(1)
Sprint platform(2):
Postpaid(4)(5)(6)(7)	30,016	30,394	30,895	30,951	30,945	31,289	31,694	31,576	31,518	31,686	31,942	32,119
Prepaid(3)(4)(7)(8)(9)(10)	12,132	11,705	11,294	11,016	10,636	10,187	8,493	8,688	8,719	8,765	8,997	8,989
Wholesale and affiliates(3)(4)(5)(8)(11)	8,259	9,006	9,775	10,524	11,782	12,486	13,084	13,375	13,461	13,576	13,642	13,517
Total Sprint platform	50,407	51,105	51,964	52,491	53,363	53,962	53,271	53,639	53,698	54,027	54,581	54,625
Transactions(12):
Postpaid	308	238	—	—	—	—	—	—	—	—	—	—
Prepaid	295	231	—	—	—	—	—	—	—	—	—	—
Wholesale	253	241	—	—	—	—	—	—	—	—	—	—
Total Transactions	856	710	—	—	—	—	—	—	—	—	—	—

Total retail postpaid(4)(5)(6)(7)	30,324	30,632	30,895	30,951	30,945	31,289	31,694	31,576	31,518	31,686	31,942	32,119
Total retail prepaid(3)(4)(7)(8)(9)(10)	12,427	11,936	11,294	11,016	10,636	10,187	8,493	8,688	8,719	8,765	8,997	8,989
Total wholesale and affiliates(3)(4)(5)(8)(11)	8,512	9,247	9,775	10,524	11,782	12,486	13,084	13,375	13,461	13,576	13,642	13,517
Total Wireless	51,263	51,815	51,964	52,491	53,363	53,962	53,271	53,639	53,698	54,027	54,581	54,625

	June 30, 2015	Sept 30, 2015	Dec 31, 2015	March 31, 2016	June 30, 2016	Sept 30, 2016	Dec 31, 2016	March 31, 2017	June 30, 2017	Sept 30, 2017	Dec 31, 2017	March 31, 2018
Supplemental data - connected devices
End of period subscribers (in thousands)(5)
Retail postpaid	1,439	1,576	1,676	1,771	1,822	1,874	1,960	2,001	2,091	2,158	2,259	2,335
Wholesale and affiliates	6,620	7,338	7,930	8,575	9,244	9,951	10,594	10,880	11,100	11,221	11,272	11,162
Total	8,059	8,914	9,606	10,346	11,066	11,825	12,554	12,881	13,191	13,379	13,531	13,497
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

(3)
Sprint is no longer reporting Lifeline subscribers due to regulatory changes resulting in tighter program restrictions. We have excluded these subscribers from our subscriber base for all periods presented, including our Assurance Wireless prepaid brand and subscribers through our wholesale Lifeline MVNOs.

(4)
As part of the Shentel transaction, 186,000 and 92,000 subscribers were transferred from postpaid and prepaid, respectively, to affiliates, of which 18,000 prepaid subscribers were subsequently excluded from our subscriber base as the result of the regulatory changes in the Lifeline program as noted in (3) above. An additional 270,000 of nTelos' subscribers are now part of our affiliate relationship with Shentel and are being reported in wholesale and affiliate subscribers during the three-month period ended June 30, 2016. In addition, during the three-month period ended June 30, 2017, 17,000 and 4,000 subscribers were transferred from postpaid and prepaid, respectively, to affiliates and, during the three-month period ended March 31, 2018, 29,000 and 11,000 subscribers were transferred from postpaid and prepaid, respectively, to affiliates, as the result of the transfer of subscribers to Shentel.

(5)	End of period connected devices are included in retail postpaid or wholesale and affiliates end of period subscriber totals for all periods presented.

(6)	During the three-month period ended June 30, 2017, 2,000 Wi-Fi connections were adjusted from the postpaid subscriber base.

(7)
During the three-month period ended March 31, 2018, 167,000 non-Sprint branded prepaid subscribers on installment billing were transferred from prepaid to postpaid end of period subscriber totals. See "Subscriber Results" below for more information.

(8)
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

(9)
During the three-month period ended September 30, 2017, the Prepaid Data Share platform It's On was decommissioned as the Company continues to focus on higher value contribution offerings resulting in a 49,000 reduction to prepaid end of period subscribers.

(10)	During the three-month period ended December 31, 2017, prepaid end of period subscribers increased by 169,000 in conjunction with the PRWireless transaction.

(11)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these subscribers access to our network through our MVNO relationships, approximately 2,198,000 subscribers at March 31, 2018 through these MVNO relationships have been inactive for at least six months, with no associated revenue during the six-month period ended March 31, 2018.

(12)
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

	June 30, 2015	Sept 30, 2015	Dec 31, 2015	March 31, 2016	June 30, 2016	Sept 30, 2016	Dec 31, 2016	March 31, 2017	June 30, 2017	Sept 30, 2017	Dec 31, 2017	March 31, 2018
Monthly subscriber churn rate(1)
Sprint platform:
Postpaid	1.56%	1.54%	1.62%	1.72%	1.56%	1.52%	1.67%	1.75%	1.65%	1.72%	1.80%	1.78%
Prepaid(2)(3)	4.79%	5.79%	5.90%	5.70%	5.39%	5.59%	5.74%	4.69%	4.57%	4.83%	4.63%	4.30%
Transactions(4):
Postpaid	6.07%	8.55%	NM	NM	NM	NM	NM	NM	NM	NM	NM	NM
Prepaid	7.23%	8.51%	NM	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total retail postpaid	1.61%	1.61%	1.87%	1.72%	1.56%	1.52%	1.67%	1.75%	1.65%	1.72%	1.80%	1.78%
Total retail prepaid	4.86%	5.85%	6.51%	5.70%	5.39%	5.59%	5.74%	4.69%	4.57%	4.83%	4.63%	4.30%
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

(2)
In the quarter ended June 30, 2015, the Company revised its prepaid subscriber reporting to remove one of its rules that matches customers who disconnect and then re-engage within a specified period of time. This enhancement, which we believe represents a more precise churn calculation, had no impact on net additions, but did result in reporting higher deactivations and higher gross additions in the quarter. Without this revision, Sprint platform prepaid churn in the quarter would have been 4.33%. End of period prepaid subscribers and net prepaid subscriber additions for all periods presented were not impacted by the change.

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

(4)	Subscriber churn related to the acquisition of Clearwire.

The following table shows our postpaid and prepaid ARPU as of the end of each quarterly period beginning with the quarter ended June 30, 2015.

	June 30, 2015	Sept 30, 2015	Dec 31, 2015	March 31, 2016	June 30, 2016	Sept 30, 2016	Dec 31, 2016	March 31, 2017	June 30, 2017	Sept 30, 2017	Dec 31, 2017	March 31, 2018
ARPU
Sprint platform:
Postpaid	$55.48	$53.99	$52.48	$51.68	$51.54	$50.54	$49.70	$47.34	$47.30	$46.00	$45.13	$44.40
Prepaid	$33.06	$33.14	$33.13	$33.59	$33.00	$33.15	$33.97	$38.48	$38.24	$37.83	$37.46	$37.15
Transactions(1):
Postpaid	$40.47	$40.62	$31.62	$—	$—	$—	$—	$—	$—	$—	$—	$—
Prepaid	$46.10	$45.82	$34.61	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total retail postpaid	$55.31	$53.87	$52.41	$51.68	$51.54	$50.54	$49.70	$47.34	$47.30	$46.00	$45.13	$44.40
Total retail prepaid	$33.40	$33.42	$33.14	$33.59	$33.00	$33.15	$33.97	$38.48	$38.24	$37.83	$37.46	$37.15
_______________________

(1)	Subscriber ARPU related to the acquisition of Clearwire.

Subscriber Results
Sprint Platform Subscribers
Retail Postpaid — During the year ended March 31, 2018, net postpaid subscriber additions were 424,000 compared to 811,000 and 1,245,000 in the years ended March 31, 2017 and 2016, respectively, inclusive of tablet net losses of 515,000 and 281,000, and net additions of 545,000, respectively, which generally have a significantly lower ARPU as compared to other wireless subscribers. The primary driver for the net additions in the years ended March 31, 2018, 2017, and 2016 was our promotional plan offerings launched during the year. The decline in net postpaid subscriber additions for the fiscal year ended March 31, 2018 compared to March 31, 2017 is primarily due to an increase in churn driven by competitive pressures and network-related churn. Aggressive marketing efforts by other wireless carriers, including price reductions, to incent subscribers to switch carriers also negatively impact churn, which has a negative effect on earnings.
During fiscal year 2017, we introduced a non-Sprint branded postpaid offering allowing prepaid customers to purchase a device under our installment billing program. This program provides prepaid customers with access to this offer under their respective brands. Qualified customers on this non-Sprint branded postpaid offering receive an extension of credit to purchase their device. The subscriber will remain classified as postpaid at the conclusion of their installment billing payments. As a result of the extension of credit, approximately 167,000 prepaid subscribers were reclassified from the prepaid subscriber base into the postpaid subscriber base under their respective prepaid brand as a January 1, 2018 subscriber base adjustment. Subsequently during the quarter ended March 31, 2018, net subscriber additions under the non-Sprint branded postpaid plan offering were 44,000, which represents the associated net retail postpaid additions for the quarter and are included in total retail postpaid subscribers above.
Retail Prepaid — During the year ended March 31, 2018, we added 363,000 net prepaid subscribers compared to losing 1,020,000 and 1,349,000 net prepaid subscribers in the years ended March 31, 2017 and 2016, respectively. The net additions in the year ended March 31, 2018 were primarily due to growth in subscribers in the Boost Mobile prepaid brand, partially offset by subscriber losses in the Virgin Mobile prepaid brand due to continued competitive pressures in the market. The net losses in the year ended March 31, 2017 include subscriber losses across all prepaid brands due to continued competitive pressures in the market. The net losses in the year ended March 31, 2016 were primarily due to subscriber losses in the Virgin Mobile prepaid brand as a result of increasing competition.
Historically, prepaid subscribers were generally deactivated between 60 and 150 days from the later of the date of initial activation or replenishment; however, prior to account deactivation, targeted retention programs can be offered to qualifying subscribers to maintain ongoing service by providing up to an additional 150 days to make a replenishment. At September 30, 2016, each of our prepaid brands had different churn rules and retention programs. As a part of our ongoing efforts to simplify and drive consistency across our prepaid business, as well as tighten the customer engagement criteria, we have aligned all prepaid brands, excluding Assurance Wireless, under one churn and retention program as of December 31, 2016. Therefore, all prepaid and prepaid affiliate subscribers, excluding Assurance Wireless, are now deactivated 60 days from the later of the date of initial activation or the most recent replenishment date. As a result of these changes, we had approximately 1.2 million fewer prepaid subscribers and 21,000 fewer prepaid affiliate subscribers in the base as of December 31, 2016. However, because we have deactivated customers with no engagement, we do not expect a material impact to future prepaid revenue. If these changes had been implemented for our prepaid subscriber base at the beginning of the December 31, 2016 quarter rather than the end, and thus been in effect for the entire three-month period, we estimate churn would have been 5.84% versus 5.80% and ARPU would have been $30.11 versus $27.61.
Wholesale and Affiliate Subscribers — Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Of the 13.5 million Sprint Platform subscribers included in wholesale and affiliates, approximately 83% represent connected devices. Wholesale and affiliate net subscriber additions were 81,000 during the year ended March 31, 2018, compared to 2,342,000 and 2,939,000 during the years ended March 31, 2017 and 2016, respectively, inclusive of net additions of connected devices totaling 282,000, 2,305,000 and 2,743,000, respectively. The driver for net additions in the years ended March 31, 2018, 2017 and 2016 is primarily attributable to growth in connected devices. The decline in wholesale and affiliate net subscriber additions for the fiscal year ended March 31, 2018 compared to March 31, 2017 is primarily due to an MVNO arrangement to activate medical tracking devices on our network, which concluded towards the end of fiscal year 2016.

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

•
fixed and variable interconnection costs, the fixed component of which consists of monthly flat-rate fees for facilities leased from local exchange carriers and other providers based on the number of cell sites and switches in service in a particular period and the related equipment installed at each site, and the variable component which generally consists of per-minute use fees charged by wireline providers for calls terminating on their networks, which fluctuate in relation to the level and duration of those terminating calls;

•	long distance costs paid to the Wireline segment;

•	costs to service and repair devices;

•	regulatory fees;

•	roaming fees paid to other carriers; and

•	fixed and variable costs relating to payments to third parties for the subscriber use of their proprietary data applications, such as messaging, music and cloud services and connected vehicle fees.
Year Ended March 31, 2018 compared to Year Ended March 31, 2017
Cost of services decreased $1.1 billion, or 16%, for the year ended March 31, 2018 compared to the year ended March 31, 2017 primarily due to the impact of changes to our device insurance program, now administered by a vendor who provides post-sale device support to subscribers and bears the risk of loss on claims and related costs in exchange for a monthly recurring commission per subscriber, which the Company records as service revenue. In addition, network costs such as labor and backhaul were lower as a result of our transformation initiatives and network improvements, combined with a decrease in long distance primarily due to lower volume and rates.
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
Equipment Sales and Cost of Equipment Sales
Our devices are sold to customers through installment billing and subsidy programs. We recognize equipment sales and corresponding costs of equipment sales when title and risk of loss passes to the indirect dealer or end-use subscriber, assuming all other revenue recognition criteria are met. Under the installment billing program, the device is generally sold at full or a discounted retail price and we recognize most of the future expected installment payments at the time of sale of the device. Under the subsidy program, which has been de-emphasized, we offer certain incentives, such as new devices at heavily discounted prices, to retain and acquire subscribers. The cost of these incentives is recorded as a reduction to equipment sales upon activation of the device with a service contract.
Cost of equipment sales includes equipment costs (primarily devices and accessories), order fulfillment related expenses, and write-downs of device and accessory inventory related to shrinkage and obsolescence. Additionally, cost of equipment sales is reduced by any rebates that are earned from the equipment manufacturers. Cost of equipment sales in excess of the net revenue generated from equipment sales is referred to in the industry as equipment net subsidy. As subscribers migrate from acquiring devices through our subsidy program to our leasing or installment billing programs, equipment net subsidy continues to decline. We also make incentive payments to certain indirect dealers who purchase devices directly from OEMs or other device distributors. Those payments are recognized as selling, general and administrative expenses when the device is activated with a Sprint service plan because Sprint does not recognize any equipment sales or cost of equipment sales for those transactions. (See Selling, General and Administrative Expense below.)

The net impact to equipment sales revenue and cost of equipment sales from the sale of devices under our installment billing program is relatively neutral except for the impact from promotional offers and the time value of money element related to the imputed interest on the installment receivables.
Year Ended March 31, 2018 compared to Year Ended March 31, 2017
Equipment sales decreased $160 million, or 3%, for the year ended March 31, 2018 compared to the year ended March 31, 2017 primarily due to a decrease in the number of postpaid devices sold as a result of the higher mix of subscribers choosing to lease a device as opposed to purchasing a device and lower accessory revenue due to the Brightstar Accessory Arrangement. The fees earned under this arrangement are recorded as other revenue and included in wholesale, affiliate and other revenues. These decreases were partially offset by an increase in the volume of used postpaid devices sold to third parties and higher average sales price per postpaid and prepaid devices sold. Cost of equipment sales decreased $474 million, or 7%, for the year ended March 31, 2018 compared to the year ended March 31, 2017 primarily due to a decrease in devices sold as a result of the higher mix of postpaid subscribers choosing to lease their devices and lower accessory costs due to the Brightstar Accessory Arrangement, partially offset by an increase in the volume of used devices sold to third parties and higher average cost per postpaid and prepaid devices sold.
Year Ended March 31, 2017 compared to Year Ended March 31, 2016
Equipment sales increased $1.5 billion, or 48%, for the year ended March 31, 2017 compared to the year ended March 31, 2016 primarily due to an increase in the installment billing mix of sales and an increase in the volume of used postpaid devices sold to third parties. Cost of equipment sales increased $1.1 billion, or 19%, for the year ended March 31, 2017 compared to the year ended March 31, 2016 primarily due to an increase in the volume of used devices sold to third parties, combined with an increase in the installment billing mix of sales, partially offset by a decrease in prepaid devices sold.
Equipment Rentals and Cost of Equipment Rentals
Under our leasing program, we recognize revenue from equipment rentals over the term of the operating lease. Cost of equipment rentals includes losses on disposal of property, plant and equipment, net of recoveries, resulting from the write-off of leased devices and rent expense associated with the Tranche 1 sales-leaseback transaction until Tranche 1 was terminated in conjunction with the repurchase of devices in December 2016. The losses on disposal of property, plant and equipment, net of recoveries, result from the write-off of leased devices associated with lease cancellations prior to the scheduled customer lease terms where customers did not return the devices to us. We expect to incur losses in future periods as a result of customers who do not return devices under our leasing program. Similar charges have been incurred for devices sold under our subsidy and installment billing programs as equipment net subsidy and bad debt expense, respectively.
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
Year Ended March 31, 2018 compared to Year Ended March 31, 2017
Equipment rentals increased $753 million, or 23%, for the year ended March 31, 2018 compared to the year ended March 31, 2017 primarily due to higher revenue from the leasing program as more subscribers are choosing to lease their device. Cost of equipment rentals decreased $482 million, or 49%, for the year ended March 31, 2018 compared to the year ended March 31, 2017 primarily due to the decrease in rental payments remitted to MLS under the Tranche 1 transaction prior to its termination in December 2016.
Year Ended March 31, 2017 compared to Year Ended March 31, 2016
Equipment rentals increased $1.5 billion, or 79%, for the year ended March 31, 2017 compared to the year ended March 31, 2016 primarily due to higher revenue from the leasing program as more subscribers are choosing to lease their device. Cost of equipment rentals increased $377 million, or 63%, for the year ended March 31, 2017 compared to the year ended March 31, 2016 primarily due to an increase in rental payments remitted to MLS under the Tranche 1 transaction, until it was terminated in December 2016, combined with an increase in loss on disposal of property, plant and equipment, net of recoveries. In addition for the year ended March 31, 2016, $65 million in net losses recognized upon the sale of devices to

MLS under the Tranche 1 transaction, which represented the difference between the fair value and net book value of the devices sold.
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
Year Ended March 31, 2018 and Year Ended March 31, 2017
Sales and marketing expense increased $161 million, or 3%, for the year ended March 31, 2018 compared to the year ended March 31, 2017 primarily due to an increase in marketing costs as a result of higher media spending due to prepaid brand investment in the Boost Mobile and Virgin Mobile brands, combined with higher postpaid national media spending.
General and administrative costs decreased $141 million, or 5%, for the year ended March 31, 2018 compared to the year ended March 31, 2017 primarily due to lower bad debt expense, partially offset by an increase in other general and administrative costs. Bad debt expense decreased $210 million, or 38%, for the year ended March 31, 2018 compared to the year ended March 31, 2017 primarily related to a decrease in installment billing accounts, partially offset by an increase in service revenue bad debt resulting from higher reserve rates and an increase in accounts written off due to higher churn. We reassess our allowance for doubtful accounts quarterly.
Year Ended March 31, 2017 and Year Ended March 31, 2016
Sales and marketing expense decreased $110 million, or 2%, for the year ended March 31, 2017 compared to the year ended March 31, 2016 primarily due to lower overall marketing spend as a result of cost reduction initiatives.
General and administrative costs for the year ended March 31, 2017 decreased $290 million, or 9%, compared to the year ended March 31, 2016 primarily due to lower customer care and billing costs as a result of cost reduction initiatives, partially offset by higher bad debt expense. Bad debt expense increased $109 million, or 24%, for the year ended March 31, 2017 compared to the year ended March 31, 2016 primarily related to increased installment billing accounts with higher reserve rates, partially offset by lower service revenue bad debt resulting from an improved aging and lower reserve rates.

Segment Earnings - Wireline
We provide a broad suite of wireline voice and data communications services to other communications companies and targeted business subscribers. In addition, we provide voice, data and IP communication services to our Wireless segment. We provide long distance services and operate all-digital global long distance and Tier 1 IP networks. Our services and products include domestic and international data communications using various protocols such as multiprotocol label switching technologies (MPLS), IP, managed network services, Voice over Internet Protocol (VoIP), Session Initiated Protocol (SIP), and traditional voice services. Our IP services can also be combined with wireless services. Such services include our Sprint Mobile Integration service, which enables a wireless handset to operate as part of a subscriber's wireline voice network, and our DataLinkSM service, which uses our wireless networks to connect a subscriber location into their primarily wireline wide-area IP/MPLS data network, making it easy for businesses to adapt their network to changing business requirements. In addition to providing services to our business customers, we also provide services to our Wireless segment.
We continue to assess the portfolio of services provided by our Wireline business and are focusing our efforts on IP-based data services and de-emphasizing stand-alone voice services and non-IP-based data services. We also continue to provide voice services primarily to business customers. Our Wireline segment markets and sells its services primarily through direct sales representatives.
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
The following table provides an overview of the results of operations of our Wireline segment.

	Year Ended March 31,
Wireline Segment Earnings	2018	2017	2016
	(in millions)
Total net service revenues	1,579	2,043	2,382
Cost of services	(1,427)	(1,686)	(1,962)
Selling, general and administrative expense	(270)	(238)	(328)
Total net operating expenses	(1,697)	(1,924)	(2,290)
Wireline segment earnings	$(118)	$119	$92
Service Revenues
Year Ended March 31, 2018 compared to Year Ended March 31, 2017
Service revenues for the year ended March 31, 2018 decreased $464 million, or 23%, compared to the year ended March 31, 2017. The decrease was primarily driven by lower voice volumes and rate declines as the company continues to de-emphasize voice services, combined with fewer customers using IP-based data services and the decline in prices for the sale of services to our Wireless segment.
Year Ended March 31, 2017 compared to Year Ended March 31, 2016
Service revenues for the year ended March 31, 2017 decreased $339 million, or 14%, compared to the year ended March 31, 2016. The decrease was primarily driven by an overall decline in international voice volume and rates and fewer customers using IP-based data services, combined with the decline in prices for the sale of services to our Wireless segment.
Costs of Services
Costs of services include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of customer premise equipment.
Year Ended March 31, 2018 compared to Year Ended March 31, 2017
Costs of services decreased $259 million, or 15%, for the year ended March 31, 2018 compared to the year ended March 31, 2017 primarily due to lower access expense as the result of savings initiatives, the continued de-emphasis of voice services, and lower network labor costs combined with lower international voice rates and volume. Service gross margin percentage decreased from 17% in the year ended March 31, 2017 to 10% in the year ended March 31, 2018.
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
Selling, General and Administrative Expense
Year Ended March 31, 2018 compared to Year Ended March 31, 2017
Selling, general and administrative expense increased $32 million, or 13%, in the year ended March 31, 2018 compared to the year ended March 31, 2017 primarily due to higher sales and marketing expense, combined with an increase in shared administrative and employee-related costs. Total selling, general and administrative expense as a percentage of net service revenues was 17% in the year ended March 31, 2018 compared to 12% in the year ended March 31, 2017.

Year Ended March 31, 2017 compared to Year Ended March 31, 2016
Selling, general and administrative expense decreased $90 million, or 27%, in the year ended March 31, 2017 compared to the year ended March 31, 2016 primarily due to a decrease in shared administrative and employee-related costs required to support the Wireline segment as a result of the decline in revenue. Total selling, general and administrative expense as a percentage of net service revenues was 12% in the year ended March 31, 2017 compared to 14% in the year ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Year Ended March 31,
	2018	2017	2016
	(in millions)
Net cash provided by (used in) operating activities	$10,062	$(3,290)	$(423)
Net cash used in investing activities	$(6,135)	$(1,695)	$(1,415)
Net cash (used in) provided by financing activities	$(210)	$5,286	$469
On January 1, 2018, the Company adopted authoritative guidance regarding Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The Company adopted this standard with retrospective application to the consolidated statements of cash flows. The standard impacted the presentation of cash flows related to beneficial interests in securitization transactions, which is the deferred purchase price associated with our Accounts Receivable Facility (Receivables Facility), resulting in material reclassifications of cash inflows from operating activities to investing activities of $1.1 billion, $10.5 billion and $7.9 billion for the years ended March 31, 2018, 2017 and 2016, respectively, in our consolidated statements of cash flows. For the year ended March 31, 2019, we expect to record an additional $223 million as cash inflows from investing activities related to installment billing receivables associated with the historical deferred purchase price for installment notes entered into prior to the amendment to our Receivables Facility in February 2017. The standard also impacted the presentation of cash flows related to separately identifiable cash flows and application of the predominance principal related to direct channel leased devices and resulted in material reclassifications of cash outflows from operating activities to investing activities of $5.0 billion, $3.1 billion and $3.6 billion for the years ended March 31, 2018, 2017 and 2016, respectively, in our consolidated statements of cash flows. See Note 2. Summary of Significant Accounting Policies and Other Information for additional information related to the adoption of this standard.
Operating Activities
Net cash provided by operating activities of $10.1 billion for the year ended March 31, 2018 improved by $13.4 billion from the same period in 2017. This was primarily due to an increase of $9.4 billion due to an amendment to our Receivables Facility in February 2017, as all cash collected on the underlying receivables generated after the amendment is reflected in operating activities as described below in Accounts Receivable Facility. In addition, vendor- and labor-related payments decreased by $3.2 billion due to a decline in cost of equipment sales primarily due to lower device sales under our installment billing and subsidy programs as a result of a higher mix of postpaid subscribers choosing to lease their devices, lower accessory costs due to the Brightstar Accessory Arrangement, lower cost of equipment rentals primarily due to the reduction in rental payments remitted to MLS under Tranche 1 prior to its termination in December 2016, and favorable changes in working capital. The decline in vendor- and labor-related payments was partially offset by higher average cost per postpaid and prepaid devices sold. Also, during the year ended March 31, 2018, interest payments decreased $193 million primarily due to repayment of higher interest debt offset by the issuance of lower interest debt.
Net cash used in operating activities of $3.3 billion for the year ended March 31, 2017 increased $2.9 billion from the same period in 2016. This change was primarily due to an increase in receivables sold through our Receivables Facility during the year ended March 31, 2017, resulting in an increase of $2.6 billion in cash collected on the deferred purchase price (DPP) from the sale of the underlying receivables, which is now reflected in investing activities under the new authoritative guidance adopted on January 1, 2018. Also, during the year ended March 31, 2017, we had increased interest payments of $254 million primarily due to the network equipment sale-leaseback, the unsecured financing facility, the Receivables Facility, and the first spectrum financing transaction (2016 Spectrum Transaction) in October 2016. This was partially offset by lower vendor- and labor-related payments of $526 million, which were primarily due to reduced operating costs resulting from the Company's ongoing cost reduction initiatives.

Investing Activities
Net cash used in investing activities for the year ended March 31, 2018 increased by $4.4 billion compared to the same period in 2017. This was primarily due to a decrease of $9.4 billion due to an amendment to our Receivables Facility in February 2017, as all cash collected on the underlying receivables generated after the amendment is reflected in operating activities, as described below in Accounts Receivable Facility. In addition, we had increased purchases of $2.5 billion of leased devices and increased network and other capital expenditures of $1.4 billion. These changes were partially offset by increased net proceeds of short-term investments of $8.5 billion.
Net cash used in investing activities for the year ended March 31, 2017 increased by $280 million compared to the same period in 2016 primarily due to increased net purchases of short-term investments of $5.6 billion. This increase was offset by decreased network and other capital expenditures of $2.7 billion and decreased purchases of leased devices of $922 million. The decreased purchases of leased devices was partially offset by $477 million of repurchased devices due to the termination of Tranche 1. In addition, due to an increase in receivables sold through our Receivables Facility during the year ended March 31, 2017, we had an increase of $2.6 billion in cash collected on the DPP from the sale of the underlying receivables, which is now reflected in investing activities under the new authoritative guidance adopted on January 1, 2018. Also, we had $1.1 billion of proceeds from MLS under the Tranche 1 transaction during the year ended March 31, 2016.
Financing Activities
Net cash used in financing activities was $210 million for the year ended March 31, 2018, which consisted of the retirement of $1.3 billion principal amount of outstanding Sprint Communications 8.375% Notes due 2017 and $1.2 billion principal amount of outstanding Sprint Communications 9.000% Guaranteed Notes due 2018. In addition, we had principal repayments of $342 million, $214 million, $2.2 billion, $1.9 billion, $629 million and $438 million for the Handset Sale-Leaseback Tranche 2 (Tranche 2), secured equipment credit facilities, Receivables Facility, network equipment sale-leaseback transaction, Clearwire Communications LLC 8.25% exchangeable notes and the 2016 Spectrum Transaction, respectively. These retirements and principal repayments were offset by debt issuances of $3.9 billion in senior secured notes under the second spectrum financing transaction (2018 Spectrum Transaction) and $1.5 billion of Sprint Corporation 7.625% senior notes. We also had Receivables Facility and secured equipment credit facilities draws of $2.7 billion and $310 million, respectively. Also, during the year ended March 31, 2018, we paid $131 million, which consisted of call redemption premiums and tender expenses, due to the early retirement of Sprint Communications 8.375% Notes due 2017 and 9.000% Guaranteed Notes due 2018.
Net cash provided by financing activities was $5.3 billion for the year ended March 31, 2017, which was primarily due to cash receipts of $2.2 billion, $1.1 billion, $3.5 billion and $4.0 billion from the network equipment sale-leaseback, Tranche 2 transaction, 2016 Spectrum Transaction and the secured term loan, respectively. These receipts were partially offset by repayments of $654 million, $375 million, $300 million and $416 million for the Tranche 2 transaction, secured equipment credit facilities, network equipment sale-leaseback and Receivables Facility, respectively. We also retired $2.0 billion in principal amount of Sprint Communications 6% senior notes due 2016, $1.0 billion in principal amount of Sprint Communications 9.125% senior notes due 2017, $300 million principal amount of Clearwire Communications LLC 14.75% secured notes due 2016, and repaid $250 million of the EDC credit facility. In addition, we paid a total of $358 million in debt finance costs for the unsecured financing facility, network equipment sale-leaseback, 2016 Spectrum Transaction, the secured term loan and secured revolving bank credit facility.
Net cash provided by financing activities was $469 million for the year ended March 31, 2016, which was primarily due to sales of future lease receivables through our Receivables Facility of $600 million and draws of $208 million, $266 million and $32 million on our Finnvera plc (Finnvera), K-sure and Delcredere | Ducroire (D/D) secured equipment credit facilities, respectively and a $250 million draw on the Export Development Canada (EDC) credit facility. These draws were partially offset by repayments related to our secured equipment credit facilities of $315 million, capital lease repayments of $84 million, and a $500 million repayment of the EDC credit facility.
Working Capital
We had working capital of $3.5 billion and $1.7 billion as of March 31, 2018 and 2017, respectively. The change in working capital was primarily due to decreases in the current portion of long-term debt, financing and capital lease obligations of $1.6 billion primarily due to principal repayments of $1.9 billion for the network equipment sale-leaseback transaction and the retirement of $1.3 billion principal amount of outstanding Sprint Communications 8.375% Notes due 2017. These were partially offset by increases of $1.8 billion related to the remaining portion of the Sprint Communications 9.000% Guaranteed Notes due 2018. The remaining balance was due to changes to other working capital items.

Long-Term Debt and Other Funding Sources
Our device leasing and installment billing programs require a greater use of cash flows in the early part of the device contracts as our subscribers will generally pay less upfront than through our traditional subsidy program. The Receivables Facility and the handset sale-leaseback transactions described below were designed in large part to mitigate the significant use of cash from purchasing devices from OEMs to fulfill our leasing and installment billing programs.
Accounts Receivable Facility
Transaction overview
Our Receivables Facility provides us the opportunity to sell certain wireless service receivables, installment receivables, and future amounts due from customers who lease certain devices from us to unaffiliated third parties (the Purchasers). The maximum funding limit under the Receivables Facility is $4.3 billion. In February 2017, the Receivables Facility was amended and Sprint regained effective control over the receivables transferred to the Purchasers by obtaining the right, under certain circumstances, to repurchase them. Subsequent to the February 2017 amendment, all proceeds received from the Purchasers in exchange for the transfer of our wireless service and installment receivables are recorded as borrowings and draws and repayments under the Receivables Facility are reported as financing activities in the consolidated statements of cash flows. All cash collected on repurchased receivables continues to be recognized in investing activities in the consolidated statements of cash flows. In October 2017, the Receivables Facility was amended to, among other things, extend the maturity date to November 2019. While we have the right to decide how much cash to receive from each sale, the maximum amount of cash available to us varies based on a number of factors and, as of March 31, 2018, represents approximately 50% of the total amount of the eligible receivables sold to the Purchasers. As of March 31, 2018, the total amount of borrowings under our Receivables Facility was $2.4 billion and the total amount available to be drawn was $1.2 billion. However, subsequent to March 31, 2018, Sprint repaid approximately $1.1 billion in borrowings against the Receivables Facility reducing the outstanding borrowings to approximately $1.3 billion. During the year ended March 31, 2018, we drew $2.7 billion and repaid $2.2 billion to the Purchasers, which were reflected as financing activities in the consolidated statements of cash flows. Sprint contributes certain wireless service, installment and future lease receivables, as well as the associated leased devices, to Sprint's wholly-owned consolidated bankruptcy-remote special purpose entities (SPEs). At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, installment and future lease receivables to the Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life. As of March 31, 2018, wireless service, installment and lease receivables contributed to the SPEs and included in "Accounts and notes receivable, net" in the consolidated balance sheets were $2.8 billion and the long-term portion of installment receivables included in "Other assets" in the consolidated balance sheets was $147 million. As of March 31, 2018, the net book value of devices contributed to the SPEs was approximately $6.0 billion.
Network Equipment Sale-Leaseback
In April 2016, Sprint sold and leased back certain network equipment to unrelated bankruptcy-remote special purpose entities (collectively, Network LeaseCo). The network equipment acquired by Network LeaseCo, which consisted primarily of equipment located at cell towers, was used as collateral to raise approximately $2.2 billion in borrowings from external investors, including SoftBank Group Corp. (SoftBank). Principal and interest payments on the borrowings from the external investors were repaid in staggered, unequal payments through January 2018. During the year ended March 31, 2018, we made principal repayments totaling $1.9 billion, resulting in the total principal amount being fully repaid. Network LeaseCo was a variable interest entity for which Sprint was the primary beneficiary. As a result, Sprint was required to consolidate Network LeaseCo and our consolidated financial statements included Network LeaseCo's debt and the related financing cash inflows.
The proceeds received were reflected as cash provided by financing activities in the consolidated statements of cash flows and payments made by Network LeaseCo were reflected as principal repayments and interest expense over the respective terms. Sprint exercised its option to purchase the equipment at the end of the leaseback term for a nominal amount. All intercompany transactions between Network LeaseCo and Sprint are eliminated in our consolidated financial statements.
Handset Sale-Leasebacks
Transaction Structure
Sprint sold certain iPhone® devices being leased by our customers to MLS, a company formed by a group of equity investors, including SoftBank, and then subsequently leased the devices back. Under the agreements, Sprint generally maintained the customer leases, continued to collect and record lease revenue from the customer and remitted monthly rental payments to MLS during the leaseback periods.
Under the agreements, Sprint contributed the devices and the associated customer leases to wholly-owned consolidated bankruptcy-remote special purpose entities of Sprint (SPE Lessees). The SPE Lessees then sold the devices and transferred certain specified customer lease-end rights and obligations, such as the right to receive the proceeds from customers who elected to purchase the device at the end of the customer lease term, to MLS in exchange for a combination of cash and DPP. The DPP was settled after repayment of MLS's senior loan obligations, senior subordinated loan obligations, and a return to MLS's equity holders and was reduced to the extent that MLS experienced a loss on the device (either not returned or sold at an amount less than the expected residual value of the device), but only to the extent of the device's DPP balance. In the event that MLS sold the devices returned from our customers at a price greater than the expected device residual value, Sprint had the potential to share some of the excess proceeds.
The SPE Lessees retained all rights to the underlying customer leases, such as the right to receive the rental payments during the device leaseback period, other than the aforementioned certain specified customer lease-end rights. Each SPE Lessee was a separate legal entity with its own separate creditors who were entitled, prior to and upon the liquidation of the SPE Lessee, to be satisfied out of the SPE Lessee’s assets prior to any assets in the SPE Lessee becoming available to Sprint. Accordingly, the assets of the SPE Lessee were not available to pay creditors of Sprint or any of its affiliates. The SPE Lessees were obligated to pay the full monthly rental payments under each device lease to MLS regardless of whether our customers make lease payments on the devices leased to them or whether the customer lease is canceled. Sprint has guaranteed to MLS (subject to a cap of 20% of the aggregate cash purchase price) the performance of the agreements and undertakings of the SPE Lessees under the transaction documents.
Handset Sale-Leaseback Tranche 2
In May 2016, Sprint entered into Tranche 2. We transferred devices with a net book value of approximately $1.3 billion to MLS in exchange for cash proceeds totaling $1.1 billion and a DPP of $186 million. The proceeds were accounted for as a financing. Accordingly, the devices remain in "Property, plant and equipment, net" in the consolidated balance sheets and we continue to depreciate the assets to their estimated residual values generally over the respective customer lease terms. During the year ended March 31, 2018, we made principal repayments and non-cash adjustments totaling $385 million to MLS. In October 2017, Sprint terminated Tranche 2 pursuant to its terms and repaid all outstanding amounts.
The proceeds received were reflected as cash provided by financing activities in the consolidated statements of cash flows and payments made to MLS were reflected as principal repayments and interest expense. We had elected to account for the financing obligation at fair value. Accordingly, changes in the fair value of the financing obligation were recognized in "Other (expense) income, net" in the consolidated statements of operations over the course of the arrangement.
Handset Sale-Leaseback Tranche 1
In December 2015, Sprint entered into Tranche 1. We recorded the sale, removed the devices from our balance sheet, and classified the leasebacks as operating leases. The cash proceeds received in the transaction were reflected as cash provided by investing activities in the consolidated statements of cash flows and payments made to MLS under the leaseback were reflected as "Cost of equipment rentals" in the consolidated statements of operations. Rent expense related to MLS totaled $494 million and $277 million for the years ended March 31, 2017 and 2016, respectively, and is reflected in cash flows from operations. In December 2016, Sprint terminated Tranche 1 by repurchasing the devices and related customer lease-end rights and obligations from MLS. Additionally, the leaseback was canceled and there are no further rental payments owed to MLS related to Tranche 1.
Spectrum Financings
In October 2016, certain subsidiaries of Sprint Communications, which were not "Restricted Subsidiaries" under Sprint Communications' and Sprint Capital Corporation's indentures, transferred certain directly held and third-party leased spectrum licenses (collectively, Spectrum Portfolio) to wholly-owned bankruptcy-remote special purpose entities (collectively, Spectrum Financing SPEs). The Spectrum Portfolio, which represented approximately 14% of Sprint's total spectrum holdings on a MHz-pops basis, was used as collateral to raise an initial $3.5 billion in senior secured notes (2016 Spectrum-Backed Notes) bearing interest at 3.36% per annum under a $7.0 billion securitization program. The 2016 Spectrum-Backed Notes are repayable over a five-year term, with interest-only payments over the first four quarters and amortizing quarterly principal payments thereafter commencing in December 2017 through September 2021. During the year ended March 31, 2018, we made scheduled principal repayments of $438 million, resulting in a total principal amount outstanding related to the 2016 Spectrum-Backed Notes of $3.1 billion outstanding as of March 31, 2018, of which $875 million was classified as "Current portion of long-term debt, financing and capital lease obligations" in the consolidated balance sheets.
In March 2018, we issued an additional $3.9 billion in aggregate principal amount of senior secured notes under the existing $7.0 billion securitization program, consisting of two series of senior secured notes. The first series of notes totaled $2.1 billion in aggregate principal amount, bears interest at 4.738% per annum, and has quarterly interest-only payments until June 2021, and amortizing quarterly principal amounts thereafter commencing in June 2021 through March 2025. The second series of notes totaled approximately $1.8 billion in aggregate principal amount, bears interest at 5.152% per annum, and has quarterly interest-only payments until June 2023, and amortizing quarterly principal amounts thereafter commencing in June 2023 through March 2028. The Spectrum Portfolio, which also serves as collateral for the first spectrum notes issuance, remains substantially identical to the original portfolio from October 2016.
Simultaneously with the 2016 Spectrum Transaction, Sprint Communications entered into a long-term lease with the Spectrum Financing SPEs for the ongoing use of the Spectrum Portfolio. The spectrum lease is an executory contract, which for accounting purposes is treated in a similar manner to an operating lease. Sprint Communications is required to make monthly lease payments to the Spectrum Financing SPEs at a market rate. The lease payments, which are guaranteed by Sprint Corporation and certain subsidiaries (none of which were "Restricted Subsidiaries" under Sprint's indentures) of Sprint Communications (and are secured together with the obligations under another transaction document by substantially all of the assets of such entities on a pari passu basis up to an aggregate cap of $3.5 billion with the grant of security under the secured term loan and revolving bank credit facility and EDC (as defined below) agreement), are sufficient to service the senior secured notes and the lease also constitutes collateral for the senior secured notes. As the Spectrum Financing SPEs are wholly-owned Sprint subsidiaries, these entities are consolidated and all intercompany activity has been eliminated.
Each Spectrum Financing SPE is a separate legal entity with its own separate creditors who will be entitled, prior to and upon the liquidation of the Spectrum Financing SPE, to be satisfied out of the Spectrum Financing SPE's assets prior to any assets of the Spectrum Financing SPE becoming available to Sprint. Accordingly, the assets of the Spectrum Financing SPEs are not available to satisfy the debts and other obligations owed to other creditors of Sprint until the obligations of the Spectrum Financing SPEs under the notes are paid in full.
Long-Term Debt
During the three-month period ended June 30, 2017, pursuant to a cash tender offer, Sprint Communications retired $388 million principal amount of its outstanding 8.375% Notes due 2017 and $1.2 billion principal amount of its outstanding 9.000% Guaranteed Notes due 2018. During the three-month period ended March 31, 2018, Sprint Communications retired an additional $47 million principal amount of its outstanding 9.000% Guaranteed Notes due 2018. During the three-month period ended September 30, 2017, Sprint Communications retired the remaining $912 million principal amount of its outstanding 8.375% Notes due 2017. During the three-month period ended December 31, 2017, we retired $629 million principal amount outstanding of 8.25% Clearwire Communications LLC exchangeable notes.
In February 2018, Sprint Corporation issued $1.5 billion aggregate principal amount of 7.625% senior notes due 2026, which are guaranteed by Sprint Communications.
Credit Facilities
Secured Term Loan and Revolving Bank Credit Facility
On February 3, 2017, we entered into a credit agreement for $6.0 billion, consisting of a $4.0 billion, seven-year secured term loan that matures in February 2024 and a $2.0 billion secured revolving bank credit facility that expires in February 2021. The bank credit facility requires a ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the bank credit facility (adjusted EBITDA), not to exceed 4.75 to 1.0 through the fiscal quarter ending December 31, 2018. For each fiscal quarter ending March 31, 2019 through December 31, 2019, the Leverage Ratio must not exceed 3.75 to 1.0. The Leverage Ratio must not exceed 3.5 to 1.0 for the fiscal quarter ended March 31, 2020 and each fiscal quarter ending thereafter through expiration of the facility. The term loan has an interest rate equal to LIBOR plus 250 basis points and the secured revolving bank credit facility has an interest rate equal to LIBOR plus a spread that varies depending on the Leverage Ratio. During the year ended March 31, 2018, we made principal repayments totaling $40 million on the secured term loan resulting in a total principal amount of $4.0 billion outstanding as of March 31, 2018.
PRWireless Term Loan
During the three-month period ended December 31, 2017, Sprint and PRWireless PR, Inc. completed a transaction to combine their operations in Puerto Rico and the U.S. Virgin Islands into a new entity. Prior to the formation of the new entity, PRWireless PR, Inc. had incurred $178 million principal amount of debt under a secured term loan, which became debt of the new entity upon the transaction close. The term loan bears interest at 5.25% plus LIBOR and expires in June 2020. Any amounts repaid early may not be drawn again. From the effective date through March 31, 2018, PRWireless PR, LLC borrowed an additional $5 million and made principal repayments totaling $1 million under the secured term loan resulting in $182 million total principal amount outstanding with an additional $20 million remaining available as of March 31, 2018. Sprint has provided an unsecured guarantee of repayment of the secured term loan obligations. The secured portion of the facility is limited to assets of the new entity as the borrower.
Export Development Canada (EDC) Agreement
As of March 31, 2018, the EDC agreement provided for security and covenant terms similar to our secured term loan and revolving bank credit facility. However, under the terms of the EDC agreement, repayments of outstanding amounts cannot be redrawn. As of March 31, 2018, the total principal amount of our borrowings under the EDC facility was $300 million.
Secured equipment credit facilities
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provided for the ability to borrow up to $800 million to finance network equipment-related purchases from Nokia Solutions and Networks US LLC, USA. The facility's availability for borrowing expired in October 2017. Such borrowings were contingent upon the amount and timing of network equipment-related purchases made by Sprint. During the year ended March 31, 2018, we drew $160 million and made principal repayments totaling $126 million on the facility, resulting in a total principal amount of $174 million outstanding as of March 31, 2018.
K-sure
The K-sure secured equipment credit facility provides for the ability to borrow up to $750 million to finance network equipment-related purchases from Samsung Telecommunications America, LLC. The facility can be divided into three consecutive tranches of varying size. In September 2017, we amended the secured equipment credit facility to extend the borrowing availability through December 2018. Such borrowings are contingent upon the amount and timing of network equipment-related purchases made by Sprint. During the year ended March 31, 2018, we made principal repayments totaling $65 million on the facility, resulting in a total principal amount of $194 million outstanding at March 31, 2018.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provided for the ability to borrow up to $250 million to finance network equipment-related purchases from Alcatel-Lucent USA Inc. In September 2017, we amended the secured equipment credit facility to restore previously expired commitments of $150 million. During the year ended March 31, 2018, we drew $150 million and made principal repayments totaling $23 million on the facility, resulting in a total principal amount of $159 million outstanding as of March 31, 2018. All availability under the facility was fully drawn.
Borrowings under the Finnvera, K-sure and D/D secured equipment credit facilities are each secured by liens on the respective network equipment purchased pursuant to each of the facility's credit agreement. In addition, repayments of outstanding amounts borrowed under the secured equipment credit facilities cannot be redrawn. Each of these facilities is fully and unconditionally guaranteed by both Sprint Communications and Sprint Corporation.
As of March 31, 2018, our Leverage Ratio, as defined by our secured revolving bank credit facility was 3.5 to 1.0. Because our Leverage Ratio exceeded 2.5 to 1.0 at period end, we were restricted from paying cash dividends.

The following graph depicts our future fiscal year principal maturities of debt as of March 31, 2018:

Debt Maturities as of March 31, 2018*
(Millions)
$9,000
$8,000
$7,000
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$0
$2.0 billion secured revolving bank credit facility expiration Feb. 2021
$3,203
$5,465
$3,557
$4,325
$3,045
$8,903
$4,893
$1,868
$367
$366
$2,475
$2,000
FY '18
FY '19
FY '20
FY '21
FY '22
FY '23
FY '24
FY '25
FY '26
FY '27
FY '28
FY '31

*This graph excludes (i) our $2.0 billion secured revolving bank credit facility, which will expire in 2021 and has no outstanding balance, (ii) $151 million in letters of credit outstanding under the secured revolving bank credit facility, (iii) $536 million of capital leases and other obligations, and (iv) net premiums and debt financing costs.
Liquidity and Capital Resources
As of March 31, 2018, our liquidity, including cash and cash equivalents, short-term investments, available borrowing capacity under our secured revolving bank credit facility and availability under our Receivables Facility was $12.0 billion. Our cash and cash equivalents and short-term investments totaled $9.0 billion as of March 31, 2018 compared to $8.3 billion as of March 31, 2017. As of March 31, 2018, we had availability of $1.8 billion under the secured revolving bank credit facility. Amounts available under our Receivables Facility as of March 31, 2018 totaled $1.2 billion.
In addition, as of March 31, 2018, we had available borrowing capacity of $427 million under our K-sure secured equipment credit facility. However, utilization of this facility is dependent upon the amount and timing of network equipment-related purchases from the applicable supplier as well as the period of time remaining to complete any further borrowings available under the facility.
As of March 31, 2018, we offered two device financing programs that allow subscribers to forgo traditional service contracts and pay less upfront for devices in exchange for lower monthly service fees, early upgrade options, or both. While a majority of the revenue associated with the installment sales program is recognized at the time of sale along with the related cost of equipment sales, lease revenue associated with our leasing program is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value generally over the lease term, which creates a positive impact to Wireless segment earnings. If the mix of leased devices continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase. The leasing and installment billing programs will continue to require a greater use of cash flows in the earlier part of the contracts as the subscriber will generally pay less upfront than through our traditional subsidy program because they are financing the device. The Receivables Facility and our relationship with MLS were established as mechanisms to mitigate the use of cash from purchasing devices from OEMs to fulfill our leasing and installment billing programs.
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

•	cash needs related to our installment billing and device leasing programs;

•	availability under the Receivables Facility, which terminates in November 2019;

•	availability of our $2.0 billion secured revolving bank credit facility, which expires in February 2021, less outstanding letters of credit;

•	remaining availability of approximately $427 million of our secured equipment credit facility for eligible capital expenditures, and any corresponding principal, interest, and fee payments;

•	scheduled principal payments on debt, credit facilities and financing obligations, including approximately $19.6 billion coming due over the next five fiscal years;

•	raising additional funds from external sources;

•	the expected use of cash and cash equivalents in the near-term;

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

The outlooks and credit ratings from Moody's Investor Service, Standard & Poor's Ratings Services, and Fitch Ratings for certain of Sprint Corporation's outstanding obligations were:

Rating
Rating Agency	Issuer Rating	Unsecured Notes	Guaranteed Notes	Secured Bank Credit Facility	Spectrum Notes	Outlook
Moody's	B2	B3	B1	Ba2	Baa2	Watch Positive
Standard and Poor's	B	B	B+	BB-	N/A	Watch Positive
Fitch	B+	B+	BB	BB+	BBB	Watch Positive

FUTURE CONTRACTUAL OBLIGATIONS
The following table sets forth our current estimates as to the amounts and timing of contractual payments as of March 31, 2018. Future events, including additional issuances of our debt securities and refinancing of those debt securities, could cause actual payments to differ significantly from these amounts. See "Item 1A. Risk Factors."

Future Contractual Obligations	Total	Fiscal Year 2018	Fiscal Year 2019	Fiscal Year 2020	Fiscal Year 2021	Fiscal Year 2022	Fiscal Year 2023 and thereafter
	(in millions)
Notes, credit facilities and debentures(1)	$54,729	$5,751	$7,739	$5,528	$6,124	$4,639	$24,948
Capital leases and financing obligations(2)	727	250	188	140	92	45	12
Operating leases(3)	13,002	2,205	2,147	2,035	1,739	1,198	3,678
Spectrum leases and service credits(4)	6,759	249	272	248	266	262	5,462
Purchase orders and other commitments(5)	11,068	7,732	1,029	565	393	235	1,114
Total	$86,285	$16,187	$11,375	$8,516	$8,614	$6,379	$35,214
________________

(1)	Includes outstanding principal and estimated interest payments. Interest payments are based on management's expectations for future interest rates in the case of any variable rate debt.

(2)	Represents payments, including estimated interest, on financing obligations related to the sale-leaseback of multiple tower sites, capital leases and other debt obligations.

(3)	Includes future lease payments related to cell and switch sites, real estate, network equipment and office space.

(4)
Includes future spectrum lease payments as well as service credits related to commitments to provide services to certain lessors and reimburse lessors for certain capital equipment and third-party service expenditures, over the term of the lease.

(5)
Includes service, spectrum, network equipment, devices, asset retirement obligations and other executory contracts. Excludes blanket purchase orders in the amount of $21 million. See below for further discussion.

"Purchase orders and other commitments" include minimum purchases we commit to purchase from suppliers over time and/or the unconditional purchase obligations where we guarantee to make a minimum payment to suppliers for goods and services regardless of whether we take delivery. These amounts do not represent our entire anticipated purchases in the future, but generally represent only our estimate of those items for which we are committed. Our estimates are based on assumptions about the variable components of the contracts such as hours contracted, number of subscribers, pricing, and other factors. In addition, we are party to various arrangements that are conditional in nature and create an obligation to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. The table above also excludes approximately $21 million of blanket purchase order amounts since their agreement terms are not specified. No time frame is set for these purchase orders and they are not legally binding. As a result, they are not firm commitments. Our liability for uncertain tax positions was $239 million as of March 31, 2018. Due to the inherent uncertainty of the timing of the resolution of the underlying tax positions, it is not practicable to assign this liability to any particular year(s) in the table. The table above also excludes any amounts due under our derivative agreements.

OFF-BALANCE SHEET FINANCING
As of March 31, 2018, we did not participate in, or secure, financings for any unconsolidated special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Sprint applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with U.S. GAAP. Sprint's more critical accounting policies include estimated economic lives and residual values of property, plant and equipment, valuation and recoverability of long-lived assets and evaluation of goodwill and indefinite-lived assets for impairment. Inherent in such policies are certain key assumptions and estimates made by management. Management regularly updates its estimates used in the preparation of the financial statements based on its latest assessment of the current and projected business and general economic environment. Sprint's significant accounting policies and estimates are summarized in Notes to the Consolidated Financial Statements.
Depreciation
Our property, plant and equipment balance represents a significant component of our consolidated assets. We record property, plant and equipment at cost and generally depreciate it on a straight-line basis over the estimated useful life of the assets. We expect that a one-year increase in estimated useful lives of our property, plant and equipment, exclusive of leased devices, would result in a decrease to our fiscal year 2018 depreciation expense of $1.0 billion and that a one-year decrease would result in an increase of $1.7 billion in our fiscal year 2018 depreciation expense.
Leased Devices
Our accounting for device leases involves specific determinations under applicable lease accounting standards. These determinations affect the timing of revenue recognition and the timing and classification of the related cost of the device. If a lease is classified as an operating lease, revenue is recognized ratably over the lease term and the leased asset is included in property, plant and equipment and depreciated to its estimated residual value generally over the lease term. If the lease is classified as a sales-type lease, revenue is recognized at the inception of the lease with a corresponding charge to cost of equipment sales. If the lease is classified as a direct-financing lease, there is no related revenue or cost of equipment sales recorded and the net investment in a leased asset is reported. The critical elements that we consider in determining the classification of our leased devices are the economic life and the fair value of the device, including the estimated residual value. For the purposes of assessing the economic life of a device, we consider both internal and external datasets including, but not limited to, the length of time subscribers use our devices, sales trends post launch, and transactions in the secondary market as there is currently a significant after-market for used telecommunication devices.
At lease inception, devices classified as operating leases are reclassified from inventory to property, plant and equipment when leased through Sprint's direct channels. For those devices leased through indirect channels, which are classified as operating leases, we purchase the devices at lease inception from the dealer, which is then capitalized to property, plant and equipment. At the time we purchase devices, we estimate the expected amount of devices that will result in customers selecting the leasing option, and as such, these purchases are reflected as cash used in investing activities. Residual values associated with devices under operating leases represent the estimated fair value at the end of the lease term. We review residual values regularly and, when appropriate, adjust them based on, among other things, estimates of expected market conditions at the end of the lease, including the impacts of future product launches. Adjustments to residual values of leased devices are recognized as a revision in depreciation estimates. We estimate that a 10% increase or decrease in the estimated residual values of devices under operating leases at March 31, 2018 would not have a material effect on depreciation expense over the next twelve months. Through March 31, 2018, the effects of changes in the estimated residual value of devices currently under operating leases have been immaterial.
Valuation and Recoverability of Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. Long-lived asset groups have been determined based upon certain factors including assessing the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Impairment analyses, when performed, are based on our current business and technology strategy, views of growth rates for our business, anticipated future economic and regulatory conditions and expected technological availability. During the years ended March 31, 2018, 2017, and 2016, no impairments of long-lived assets were recorded.
The determination of fair value requires considerable judgment and is highly sensitive to changes in underlying assumptions. While we believe our judgments and assumptions are reasonable, changes in future periods may impact our assumptions and lead to additional, future impairments.

Evaluation of Goodwill and Indefinite-Lived Intangible Assets for Impairment
As a result of the SoftBank Merger in July 2013, we recognized indefinite-lived assets at their acquisition-date estimates of fair value, including FCC licenses, goodwill, and trade names. All of the indefinite-lived assets, including goodwill, were allocated to our Wireless segment. As of March 31, 2018, the carrying values of these assets were $37.3 billion, $6.6 billion and $4.0 billion, respectively.
Sprint evaluates the carrying value of our indefinite-lived assets, including goodwill, at least annually or more frequently whenever events or changes in circumstances indicate that the asset may be impaired, or in the case of goodwill, that the fair value of the reporting unit is below its carrying amount. During the years ended March 31, 2018, the Company completed its annual impairment testing for goodwill and trade names using a quantitative approach. In performing the annual goodwill impairment test, we estimated the fair value of the Wireless reporting unit using income-based and market-based valuation models. The determination of the fair value of the reporting unit requires significant estimates and assumptions, including significant unobservable inputs. The key inputs included, but were not limited to, discount rates, terminal growth rates, control premiums, market multiple data from selected guideline public companies, management’s internal forecasts which include numerous assumptions such as share of industry gross additions, churn, mix of plans, rate changes, operating and capital expenditures and EBITDA margins, among others. Changes in certain assumptions, management’s failure to execute on the current plan, or negative developments associated with the proposed merger with T-Mobile US could have a significant impact to the estimated fair value of the Wireless reporting unit. Under this dual model approach, we note that our fair value cushion was in excess of 10% of the carrying value in regards to the annual impairment test for the year ended March 31, 2018.
We estimated the fair value of the Sprint and Boost Mobile trade names assigned to the Wireless segment using the relief-from-royalty method, which uses several significant assumptions, including management projections of future revenue, a royalty rate, a long-term growth rate and a discount rate. As these assumptions are largely unobservable, the estimate of fair value is considered to be unobservable within the fair value hierarchy. Changes in certain assumptions can have a significant effect on the estimated fair value. For both the Sprint and Boost Mobile trade names, we note that a 5% decrease in revenue across the long-term plans would not have resulted in an impairment in regards to the annual impairment test for the year ended March 31, 2018.
Additionally, the Company completed its annual impairment testing for the year ended March 31, 2018 for spectrum licenses using a qualitative evaluation. The results of the qualitative evaluation determine whether it is necessary to perform a quantitative test. If it is more likely than not that the asset may be impaired, or in the case of goodwill, that the fair value of a reporting unit is less than its carrying amount, we would be required to perform a quantitative test. As a result of our testing, we determined that it was not more likely than not that the fair value of our spectrum licenses was less than their carrying values.
In performing the annual goodwill impairment test for the year ended March 31, 2017, the Company completed its testing for goodwill, the Sprint and Boost Mobile trade names, and spectrum licenses using a qualitative evaluation. As a result of our testing, we determined that it was not more likely than not that the fair value of each of our indefinite-lived intangible assets was less than their carrying values.
For the year ended March 31, 2016, the Company completed its annual impairment testing for goodwill, the Sprint and Boost Mobile trade names, and spectrum licenses using quantitative and qualitative evaluations similar to the current year. This testing resulted in no impairments for the year ended March 31, 2016.
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

NEW ACCOUNTING PRONOUNCEMENTS
See Note 2. Summary of Significant Accounting Policies and Other Information, in Notes to the Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K, for a full description of new accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, which are hereby incorporated by reference.

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
Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•
the failure to obtain, or delays in obtaining, required regulatory approvals for the Merger Transactions, and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Merger Transactions, or the failure to satisfy any of the other conditions to the Merger Transactions on a timely basis or at all;

•	the occurrence of events that may give rise to a right of one or both of the parties to terminate the Business Combination Agreement;

•	the diversion of management and financial resources toward the completion of the Merger Transactions;

•	adverse effects on the market price of our common stock or on our or T-Mobile’s operating results because of a failure to complete the Merger Transactions in the anticipated timeframe or at all;

•	inability to obtain the financing contemplated to be obtained in connection with the Merger Transactions on the expected terms or timing or at all;

•
the ability of us, T-Mobile and the combined company to make payments on debt, repay existing or future indebtedness when due, comply with the covenants contained therein or retain sufficient business flexibility;

•	adverse changes in the ratings of our or T-Mobile’s debt securities or adverse conditions in the credit markets;

•
negative effects of the announcement, pendency or consummation of the Merger Transactions on the market price of our common stock and on our or T-Mobile’s operating results, including as a result of changes in key customer, supplier, employee or other business relationships;

•	potential conflicts of interests between our directors and executive officers and our stockholders;

•	significant costs related to the Merger Transactions, including financing costs, and unknown liabilities;

•	failure to realize the expected benefits and synergies of the Merger Transactions in the expected timeframes or at all;

•	costs or difficulties related to the integration of our and T-Mobile’s networks and operations;

•	the risk of litigation or regulatory actions related to the Merger Transactions;

•	the inability of us, T-Mobile or the combined company to retain and hire key personnel;

•
the risk that certain contractual restrictions contained in the Business Combination Agreement during the pendency of the Merger Transactions could adversely affect our or T-Mobile’s ability to pursue business opportunities or strategic transactions;

•
our ability to obtain additional financing, including monetizing certain of our assets, including those under our existing or future programs to monetize a portion of our network or spectrum holdings, or to modify the terms of our existing financing, on terms acceptable to us, or at all, or to obtain T-Mobile’s consent under the contractual restrictions contained in the Business Combination Agreement;

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

•	the impact of installment sales and leasing of handsets;

•	the impact of increased purchase commitments;

•
the overall demand for our service plans, including the impact of decisions of new or existing subscribers between our service offerings; and the impact of new, emerging, and competing technologies on our business;

•	our ability to provide the desired mix of integrated services to our subscribers;

•	our ability to continue to access our spectrum and acquire additional spectrum capacity;

•	changes in available technology and the effects of such changes, including product substitutions and deployment costs and performance;

•	volatility in the trading price of our common stock, including as a result of the Merger Transactions, current economic conditions, and our ability to access capital, including debt or equity;

•
the impact of various parties not meeting our business requirements, including a significant adverse change in the ability or willingness of such parties to provide service and products, including distribution, or infrastructure equipment for our network;

•	the costs and business risks associated with providing new services and entering new geographic markets;

•
the effects of the Merger Transactions or any other future merger or acquisition involving us, as well as the effect of mergers, acquisitions, and consolidations, and new entrants in the communications industry, and unexpected announcements or developments from others in our industry;

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
Interest Rate Risk
The communications industry is a capital-intensive, technology-driven business. We are subject to interest rate risk primarily associated with our borrowings. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Specific interest rate risk includes: the risk of increasing interest rates on variable rate debt and the risk of increasing interest rates for planned new fixed rate long-term financings or refinancings. Occasionally we may enter into derivative agreements such as interest rate caps and swaps to manage some of our variable interest rate exposure. As of March 31, 2018, we were a party to a five-year fixed-for-floating interest rate swap on a $2.0 billion notional amount that has been designated as a cash flow hedge and is intended to reduce some of our exposure to rising interest rates by hedging variable interest costs related to our $4.0 billion secured term loan.
Approximately 82% of our debt as of March 31, 2018 was fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.
We perform interest rate sensitivity analyses on our variable-rate debt. These analyses indicate that a one percentage point change in interest rates would have had an annual pre-tax impact of $54 million on our consolidated statements of operations and cash flows for the year ended March 31, 2018. We also perform a sensitivity analysis on the fair market value of our outstanding debt. A 10% decline in market interest rates is estimated to result in a $1.1 billion increase in the fair market value of our debt to $42.6 billion.
Foreign Currency Risk
We may enter into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Our foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. We use foreign currency derivatives to hedge our foreign currency exposure related to settlement of international telecommunications access charges and the operation of our international subsidiaries. The dollar equivalent of our net foreign currency payables from international settlements was insignificant and the net foreign currency receivables from international operations was insignificant as of March 31, 2018. The potential immediate pre-tax loss to us that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be insignificant.

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
In connection with the preparation of this annual report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2018 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2018. This assessment was based on the criteria set forth by Internal Control—Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations. Management believes that, as of March 31, 2018, our internal control over financial reporting was effective.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

After the SoftBank Merger, SoftBank acquired control of Sprint. During the fiscal year ended March 31, 2018, SoftBank, through one of its non-U.S. subsidiaries, provided roaming services in Iran through Telecommunications Services Company (MTN Irancell), which is or may be a government-controlled entity. During the fiscal year ended March 31, 2018, SoftBank had no gross revenues from such services and no net profit was generated. This subsidiary also provided telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the fiscal year ended March 31, 2018, SoftBank estimates that gross revenues and net profit generated by such services were both under $15,000. Sprint was not involved in, and did not receive any revenue from, any of these activities. These activities have been conducted in accordance with applicable laws and regulations, and they are not sanctionable under U.S. or Japanese law. Accordingly, with respect to Telecommunications Services Company (MTN Irancell), the relevant SoftBank subsidiary intends to continue such activities. With respect to services provided to accounts affiliated with the Embassy of Iran in Japan, the relevant SoftBank subsidiary is obligated under contract to continue such services.
In addition, during the fiscal year ended March 31, 2018, SoftBank, through one of its non-U.S. indirect subsidiaries, provided office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenue and net profit generated by such services were under $5,600 and $1,300, respectively. Sprint was not involved in, and did not receive any revenue from any of these activities. Accordingly, the relevant SoftBank subsidiary intends to continue such activities.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item regarding our directors is incorporated by reference to the information set forth under the captions "Proposal 1. - Election of Directors" "Board Operations—Board Committees" in our proxy statement relating to our 2018 annual meeting of stockholders, which will be filed with the SEC, and with respect to family relationships, to Part I of this annual report under "Executive Officers of the Registrant." The information required by this item regarding our executive officers is incorporated by reference to Part I of this annual report under the caption titled "Executive Officers of the Registrant." The information required by this item regarding compliance with Section 16(a) of the Exchange Act by our directors, executive officers and holders of ten percent of a registered class of our equity securities is incorporated by reference to the information set forth under the caption "Security Ownership—Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement relating to our 2018 annual meeting of stockholders, which will be filed with the SEC.
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
The information required by this item regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the captions "Director Compensation," "Executive Compensation," and "Board Operations—Compensation Committee Interlocks and Insider Participation" in our proxy statement relating to our 2018 annual meeting of stockholders, which will be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item, other than the equity compensation plan information presented below, is incorporated by reference to the information set forth under the captions "Security Ownership—Security Ownership of Certain Beneficial Owners" and "Security Ownership—Security Ownership of Directors and Executive Officers" in our proxy statement relating to our 2018 annual meeting of stockholders, which will be filed with the SEC.
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

The following table provides information about the shares of common stock that may be issued upon exercise of awards as of March 31, 2018.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)		(b)		(c)
Equity compensation plans approved by stockholders of common stock	110,303,570	(1)(2)	$5.09	(3)	200,505,209	(4)(5)(6)
 _______________

(1)
Includes 11,265,827 shares covered by options and 75,527,928 restricted stock units under the 2015 Plan, 18,037,262 shares covered by options and 4,470,207 restricted stock units under the 2007 Plan, and 25,835 restricted stock units outstanding under the 1997 Program. Also includes purchase rights to acquire 976,511 shares of common stock accrued at March 31, 2018 under the ESPP. Under the ESPP, each eligible employee may purchase common stock at quarterly intervals at a purchase price per share equal to 85% of the market value on the last business day of the offering period.

(2)	Included in the total of 110,303,570 shares are 4,470,207 restricted stock units under the 2007 Plan, which will be counted against the 2007 Plan maximum in a 2.5 to 1 ratio.

(3)
The weighted average exercise price does not take into account the shares of common stock issuable upon vesting of restricted stock units issued under the 1997 Program, the 2007 Plan or the 2015 Plan. These restricted stock units have no exercise price. The weighted average purchase price also does not take into account the 976,511 shares of common stock issuable as a result of the purchase rights accrued under the ESPP; the purchase price of these shares was $4.17 for each share.

(4)
Of these shares, 132,474,428 shares of common stock were available under the 2015 Plan. Through March 31, 2018, 172,643,369 cumulative shares came from the 2007 Plan, the 1997 Program and predecessor plans, including the Nextel Plan.

(5)	Includes 68,030,781 shares of common stock available for issuance under the ESPP after issuance of the 976,511 shares purchased in the quarter ended March 31, 2018 offering. See note 1 above.

(6)	No new awards may be granted under the 2007 Plan or the 1997 Program.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information set forth under the captions "Certain Relationships and Related Party Transactions" and "Board Operations—Independence of Directors" in our proxy statement relating to our 2018 annual meeting of stockholders, which will be filed with the SEC.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the information set forth under the caption "Principal Accounting Fees and Services" in our proxy statement relating to our 2018 annual meeting of stockholders, which will be filed with the SEC.

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
Marcelo Claure Chief Executive Officer
Date: May 24, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of May, 2018.

/s/ MARCELO CLAURE
Marcelo Claure Chief Executive Officer (Principal Executive Officer)

/s/ MICHEL COMBES
Michel Combes President and Chief Financial Officer (Principal Financial Officer)

/s/ PAUL W. SCHIEBER, JR.
Paul W. Schieber, Jr. Vice President and Controller (Principal Accounting Officer)

SIGNATURES
SPRINT CORPORATION
(Registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of May, 2018.

/s/ MASAYOSHI SON	/s/ MARCELO CLAURE
Masayoshi Son, Chairman	Marcelo Claure, Director

/s/ RONALD D. FISHER	/s/ MICHEL COMBES
Ronald D. Fisher, Vice Chairman	Michel Combes, Director

/s/ PATRICK T. DOYLE	/s/ GORDON M. BETHUNE
Patrick T. Doyle, Director	Gordon M. Bethune, Director

/s/ JULIUS GENACHOWSKI	/s/ ADMIRAL MICHAEL G. MULLEN
Julius Genachowski, Director	Admiral Michael G. Mullen, Director

/s/ SARA MARTINEZ TUCKER
Sara Martinez Tucker, Director

Exhibit Index

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corp., Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V. and SoftBank Group Corp.	8-K	001-04721	2.1	4/30/2018

2.2**	Agreement and Plan of Merger, dated as of October 15, 2012, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	8-K	001-04721	2.1	10/15/2012

2.3	First Amendment to Agreement and Plan of Merger, dated November 29, 2012, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	10-Q	001-04721	2.5	5/6/2013

2.4	Second Amendment to Agreement and Plan of Merger, dated April 12, 2013, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	10-Q	001-04721	2.6	5/6/2013

2.5**	Third Amendment to Agreement and Plan of Merger, dated June 10, 2013, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	8-K	001-04721	2.1	6/11/2013

2.6**	Agreement and Plan of Merger, dated as of December 17, 2012, by and among Sprint Nextel Corporation, Collie Acquisition Corp. and Clearwire Corporation	8-K	001-04721	2.1	12/18/2012

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
		8-K	001-04721	4(b)	2/3/1999

4.3	Second Supplemental Indenture, dated as of October 15, 2001, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K	001-04721	99	10/29/2001

4.4	Third Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Capital Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K	001-04721	4.5	9/11/2013

4.5	Fourth Supplemental Indenture, dated as of May 18, 2018, by and among Sprint Capital Corporation, Sprint Communications, Inc., and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K	001-04721	4.1	5/18/2018

4.6	Indenture, dated as of November 20, 2006, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	11/9/2011

4.7	First Supplemental Indenture, dated as of November 9, 2011, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.2	11/9/2011

4.8	Second Supplemental Indenture, dated as of November 9, 2011, by and among Sprint Nextel Corporation, the Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.3	11/9/2011

4.9	Third Supplemental Indenture, dated as of March 1, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	3/1/2012

4.10	Fourth Supplemental Indenture, dated as of March 1, 2012, by and among Sprint Nextel Corporation, the Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.2	3/1/2012

4.11	Fifth Supplemental Indenture, dated as of August 14, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	8/14/2012

4.12	Sixth Supplemental Indenture, dated as of November 14, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	11/14/2012

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

4.13	Seventh Supplemental Indenture, dated as of November 20, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	11/20/2012

4.14	Eighth Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.4	9/11/2013

4.15	Ninth Supplemental Indenture, dated as of June 26, 2014, by and between Bright PCS Holdings, Inc., Bright Personal Communications Services, LLC, Horizon Personal Communications, Inc., iPCS Equipment, Inc., iPCS Wireless, Inc., Pinsight Media+, Inc., OneLouder Apps, Inc., iPCS, Inc., Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	10-Q	001-04721	4.1	8/8/2014

4.16	Tenth Supplemental Indenture, dated as of August 9, 2016, by and among Virgin Mobile USA - Evolution, Inc., as new guarantor, Sprint Communications, Inc., The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	001-04721	4.4	2/6/2017

4.17	Eleventh Supplemental Indenture, dated as of November 16, 2016, by and among Sprint Communications, Inc., The Bank of New York Mellon Trust Company, N.A., as trustee and certain subsidiaries of Sprint Corporation as new guarantors	10-Q	001-04721	4.5	2/6/2017

4.18	Twelfth Supplemental Indenture, dated as of June 30, 2017, by and among Sprint Communications, Inc., The Bank of New York Mellon Trust Company, N.A., as trustee, and a subsidiary of Sprint Corporation as a new guarantor	10-Q	001-04721	4.1	8/3/2017

4.19	Thirteenth Supplemental Indenture, dated as of May 14, 2018, by and between Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-04721	4.2	5/14/2018

4.20	Indenture, dated as of September 11, 2013, by and between Sprint Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	9/11/2013

4.21	First Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.2	9/11/2013

4.22	Second Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.3	9/11/2013

4.23	Third Supplemental Indenture, dated as of December 12, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	12/12/2013

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

4.24	Fourth Supplemental Indenture, dated as of February 24, 2015, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	2/24/2015

4.25	Fifth Supplemental Indenture, dated as of February 22, 2018, by and among Sprint Corporation, Sprint Communications, Inc., and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	2/22/2018

4.26	Sixth Supplemental Indenture, dated as of May 14, 2018, by and between Sprint Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	5/14/2018
4.27	Indenture, dated as of October 27, 2016, among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary	8-K	001-04721	4.1	11/2/2016

4.28	First Supplemental Indenture, dated as of March 12, 2018, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary	8-K	001-04721	4.1	3/12/2018

4.29	Series 2016-1 Supplement, dated as of October 27, 2016, among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K	001-04721	4.2	11/2/2016

4.30	First Supplemental Indenture to the Series 2016-1 Supplement, dated as of March 21, 2018 by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K	001-04721	10.2	3/21/2018

4.31	Form of Series 2016-1 3.360% Senior Secured Notes, Class A-1 (included in Exhibit 4.29)	8-K	001-04721	4.2	11/2/2016

4.32	Series 2018-1 Supplement, dated as of March 21, 2018 by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K	001-04721	10.1	3/21/2018

4.33	Form of Series 2018-1 4.738% Senior Secured Notes, Class A-1 (included in Exhibit 4.32)	8-K	001-04721	10.1	3/21/2018

4.34	Form of Series 2018-1 5.152% Senior Secured Notes, Class A-2 (included in Exhibit 4.32)	8-K	001-04721	10.1	3/21/2018
(10) Material Contracts

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.1	Amended and Restated Receivables Purchase Agreement, dated as of April 24, 2015, among Sprint Spectrum L.P., individually and as Servicer, the Sellers party thereto, the various Conduit Purchasers, Committed Purchasers, and Purchaser Agents from time to time party thereto, Mizuho Bank Ltd. as Administrative Agent and Collateral Agent and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent	8-K	001-04721	10.1	4/27/2015

10.2	Second Amended and Restated Receivables Purchase Agreement, dated as of November 19, 2015, by and among Sprint Spectrum L.P., as servicer, certain Sprint special purpose entities, as sellers, certain commercial paper conduits and financial institutions from time to time party thereto, as purchaser agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent, SMBC Nikko Securities America, Inc., as administrative agent, and Mizuho Bank, Ltd., as administrative agent and collateral agent	8-K	001-04721	10.6	11/20/2015

10.3	First Amendment to Second Amended and Restated Receivables Purchase Agreement, dated as of November 18, 2016, by and among Sprint Spectrum L.P., as initial servicer, the Sellers party thereto, the various Conduit Purchasers, Committed Purchasers and Purchaser Agents party thereto, Mizuho Bank, Ltd., as Collateral Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as SCC Administrative Agent, and SMBC Nikko Securities America, Inc. as Lease Administrative Agent	10-Q	001-04721	10.6	2/6/2017

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
		8-K	001-04721	10.2	2/6/2017

10.5	Third Amendment to the Second Amended and Restated Receivables Purchase Agreement, dated as of October 24, 2017, by and among Sprint Spectrum L.P., as servicer, certain Sprint Corporation special purpose entities, as sellers, certain commercial paper conduits and financial institutions from time to time party thereto, as purchaser agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent, SMBC Nikko Securities America, Inc., as administrative agent, and Mizuho Bank, Ltd., as administrative agent and collateral agent	10-Q	001-04721	10.3	11/2/2017

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.6	First Amendment to the Second Amended and Restated Receivables Sale and Contribution Agreement, dated as of February 3, 2017, by and among Sprint Spectrum L.P., as servicer, and certain Sprint Corporation subsidiaries, as originators and sellers, and certain special purpose entities, as purchasers	8-K	001-04721	10.3	2/6/2017

10.7	Second Amendment to Second Amended and Restated Receivables Sale and Contribution Agreement, dated October 24, 2017, by and among Sprint Spectrum L.P., as servicer, and certain Sprint Corporation subsidiaries, as originators and sellers, and certain special purpose entities, as purchasers	10-Q	001-04721	10.2	11/2/2017

10.8	Amended and Restated Receivables Sale Agreement, dated as of April 24, 2015, between Sprint Spectrum L.P., as an Originator and as Servicer, the other Originators from time to time party thereto and the Buyers from time to time party thereto	8-K	001-04721	10.2	4/27/2015

10.9	Second Amended and Restated Receivables Sale and Contribution Agreement, dated as of November 19, 2015, by and among certain Sprint subsidiaries as originators and special purpose entities	8-K	001-04721	10.7	11/20/2015

10.10	Credit Agreement, dated as of February 3, 2017, by and among Sprint Communications, Inc., as Borrower, the guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto	8-K	001-04721	10.1	2/6/2017

10.11	Consent, dated as of February 9, 2018, by and among Sprint Communications, Inc., as Borrower, JP Morgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, to the Credit Agreement dated as of February 3, 2017.	8-K	001-04721	10.1	2/12/2018

10.12	Credit Facility Commitment Letter, dated September 20, 2017, among Sprint Communications, Inc., JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc. and Mizuho Bank, Ltd.	8-K	001-04721	10.1	9/25/2017

10.13	Amended and Restated First Step Transfer Agreement (Tranche 1), dated as of April 28, 2016, among the originators from time to time party thereto, the lessees from time to time party thereto and Sprint Spectrum L.P	10-K	001-04721	10.10	5/17/2016

10.14	Amended and Restated Second Step Transfer Agreement (Tranche 1), dated as of April 28, 2016, among the lessees from time to time party thereto and Mobile Leasing Solutions, LLC	10-K	001-04721	10.11	5/17/2016

10.15	Amended and Restated Master Lease Agreement (Tranche 1), dated as of April 28, 2016, among Mobile Leasing Solutions, LLC, the lessees from time to time party thereto, Sprint Spectrum L.P. and Mizuho Bank, Ltd., as collateral agent	10-K	001-04721	10.12	5/17/2016

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.16	Amended and Restated Performance Support Agreement (Tranche 1), dated as of April 28, 2016, by Sprint Corporation in favor of Mobile Leasing Solutions, LLC	10-K	001-04721	10.13	5/17/2016

10.17	Amended and Restated Guaranty (Tranche 1), dated as of April 28, 2016, by Sprint Corporation in favor of Mobile Leasing Solutions, LLC	10-K	001-04721	10.14	5/17/2016

10.18	Master Lease Agreement, dated as of March 31, 2016 (effective as of April 5, 2016), among the purchasers party thereto and the lessees party thereto	8-K	001-04721	10.2	4/6/2016

10.19	Form of Sale Agreement, dated as of March 31, 2016 (effective as of April 5, 2016), by and between the lessees party thereto and the purchasers party thereto	8-K	001-04721	10.1	4/6/2016

10.20	Guaranty, dated as of March 31, 2016 (effective as of April 5, 2016), by Sprint Corporation in favor of the purchasers party thereto	8-K	001-04721	10.3	4/6/2016

10.21	Amended and Restated First Step Transfer Agreement (Tranche 2), dated as of December 8, 2016, by and among Sprint Spectrum L.P., the Originators from time to time party thereto, and the Lessees from time to time party thereto	10-Q	001-04721	10.7	2/6/2017

10.22	Amended and Restated Second Step Transfer Agreement (Tranche 2), dated as of December 8, 2016, by and among Mobile Leasing Solutions, LLC acting for itself and on behalf of Series 2 thereof and the Lessees from time to time party thereto	10-Q	001-04721	10.8	2/6/2017

10.23	Amended and Restated Master Lease Agreement (Tranche 2), dated as of December 8, 2016, by and among Sprint Spectrum L.P., the Lessees from time to time party thereto, Mizuho Bank, Ltd., and Mobile Leasing Solutions, LLC acting for itself and on behalf of Series 2 thereof	10-Q	001-04721	10.9	2/6/2017

10.24	First Step Transfer Agreement (Tranche 2), dated as of April 28, 2016, among the originators from time to time party thereto, the lessees from time to time party thereto and Sprint Spectrum L.P.	8-K	001-04721	10.1	4/29/2016

10.25	Second Step Transfer Agreement (Tranche 2), dated as of April 28, 2016, among the lessees from time to time party thereto and Mobile Leasing Solutions, LLC, acting for itself and on behalf of Series 2 thereof	8-K	001-04721	10.2	4/29/2016

10.26	Master Lease Agreement (Tranche 2), dated as of April 28, 2016, among Mobile Leasing Solutions, LLC, acting for itself and on behalf of Series 2 thereof, the lessees from time to time party thereto, Sprint Spectrum L.P. and Mizuho Bank, Ltd., as Collateral Agent	8-K	001-04721	10.3	4/29/2016

10.27	Performance Support Agreement (Tranche 2), dated as of April 28, 2016, by Sprint Corporation in favor of Mobile Leasing Solutions, LLC, acting for itself and on behalf of Series 2 thereof	8-K	001-04721	10.4	4/29/2016

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.28	Guaranty (Tranche 2), dated as of April 28, 2016, by Sprint Corporation in favor of Mobile Leasing Solutions, LLC, acting for itself and on behalf of Series 2 thereof	8-K	001-04721	10.5	4/29/2016

10.29	Credit Agreement, dated as of April 28, 2016, among Sprint Communications, Inc., as borrower, Sprint Corporation and certain subsidiaries of Sprint Communications, Inc., as guarantors, and Mizuho Bank, Ltd., as administrative agent, arranger and bookrunner	8-K	001-04721	10.6	4/29/2016

10.30	First Amendment, dated as of June 29, 2016, to the Credit Agreement, dated as of April 28, 2016, by and between Sprint Communications, Inc. and Mizuho Bank, Ltd.	10-Q	001-04721	10.2	11/1/2016

10.31	Incremental Agreement No. 1, dated as of June 29, 2016, to the Credit Agreement, dated as of April 28, 2016, by and among Sprint Communications, Inc., the Guarantors party thereto, the Lenders parties thereto, and Mizuho Bank, Ltd., as Arranger, Bookrunner, and administrative agent for the Lenders	10-Q	001-04721	10.3	11/1/2016

10.32	Guarantee and Collateral Agreement, dated October 27, 2016, among Deutsche Bank Trust Company Americas, Sprint Spectrum PledgeCo LLC, Sprint Spectrum PledgeCo II LLC, Sprint Spectrum PledgeCo III LLC, Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC.	8-K	001-04721	10.1	11/2/2016

10.33	Intra-Company Spectrum Lease Agreement, dated as of October 27, 2016, among Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate Holdco LLC, Sprint Intermediate Holdco II LLC, Sprint Intermediate Holdco III LLC and the guarantors named therein	8-K	001-04721	10.2	11/2/2016

10.34	First Amendment to Intra-Company Spectrum Lease Agreement, dated as of March 12, 2018, among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate Holdco LLC, Sprint Intermediate Holdco II LLC, Sprint Intermediate Holdco III LLC and the guarantors named therein	8-K	001-04721	10.1	3/12/2018

10.35	Warrant Agreement for Sprint Corporation Common Stock, dated as of July 10, 2013, by and between Sprint Corporation and Starburst I, Inc.	8-K	001-04721	10.6	7/11/2013

10.36	Support Agreement, dated as of April 29, 2018, by and among Deutsche Telekom AG, Deutsche Telekom Holding B.V., Sprint Corporation and SoftBank Group. Corp.	8-K	001-04721	10.1	4/30/2018

(10) Executive Compensation Plans and Arrangements

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.37	Form of Evidence of Award Agreement (awarding restricted stock units) under the 2007 Omnibus Incentive Plan to Section 16 officers	10-Q	001-04721	10.21	11/6/2013

10.38	Form of Evidence of Award Agreement (awarding performance-based restricted stock units) under the 2007 Omnibus Incentive Plan	10-Q	001-04721	10.23	11/6/2013

10.39	Form of Award Agreement (awarding performance-based restricted stock units) under the 2014 Long-Term Incentive Plan to executive officers other than Messrs. Euteneuer and Johnson and Section 16 officers	10-Q	001-04721	10.6	8/8/2014

10.40	Form of Award Agreement (awarding performance-based restricted stock units under the 2014 Long-Term Incentive Plan to Section 16 officers other than Messrs. Eutenuer and Johnson	10-Q	001-04721	10.7	8/8/2014

10.41	Form of Award Agreement (awarding performance-based units under the 2014 Long-Term Incentive Plan to all executive officers other than Robert L. Johnson	10-Q	001-04721	10.9	8/8/2014

10.42	Form of Award Agreement (awarding stock options) under the 2014 Long-Term Incentive Plan for executive officers with Sprint employment agreements	10-Q	001-04721	10.11	8/8/2014

10.43	Form of Award Agreement (awarding stock options) under the 2014 Long-Term Incentive Plan to executive officers other than those with Sprint employment agreements and Robert L. Johnson	10-Q	001-04721	10.12	8/8/2014

10.44	Form of Turnaround Incentive Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan for certain executive officers in exchange for reduced long-term incentive opportunities	10-Q	001-04721	10.6	11/9/2015

10.45	Form of Turnaround Incentive Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan for certain executive officers	10-Q	001-04721	10.7	11/9/2015

10.46	Form of Award Agreement (awarding stock options) under the 2015 Omnibus Incentive Plan to executive officers other than those with Sprint employment agreements	10-Q	001-04721	10.8	11/9/2015

10.47	Form of Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan to executive officers	10-Q	001-04721	10.9	11/9/2015

10.48	Form of Award Agreement (awarding performance-based restricted stock units) under the 2015 Omnibus Incentive Plan to executive officers	10-Q	001-04721	10.10	11/9/2015

10.49	Form of Stock Option Agreement under the Stock Option Exchange Program (for all other employees other than those with Nextel employment agreements)	Sch. TO-I/A	005-41991	d(3)	5/21/2010

10.50	Amended and Restated Employment Agreement, effective as of August 11, 2015, by and between Sprint Corporation and Raul Marcelo Claure	8-K	001-04721	10.1	8/11/2015

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.51	First Amendment to Amended and Restated Employment Agreement, effective on January 4, 2018, by and between Marcelo Claure and Sprint Corporation	8-K	001-04721	10.2	1/4/2018

10.52	Employment Agreement, effective January 3, 2018, by and between Michel Combes and Sprint Corporation	8-K	001-04721	10.1	1/4/2018

10.53	Employment Agreement, effective September 6, 2013 by and between Sprint Corporation and Brandon Dow Draper	10-Q	001-04721	10.25	11/6/2013

10.54	Brandon Dow Draper Sign-On Award of Restricted Stock Units	10-Q	001-04721	10.26	11/6/2013

10.55	First Amendment to Employment Agreement, dated February 21, 2014, by and between Sprint Corporation and Brandon Dow Draper	10-KT	001-04721	10.78	5/27/2014

10.56	Employment Agreement, dated January 2, 2016, by and between Sprint Corporation and Jorge Gracia	10-Q	001-04721	10.12	2/4/2016

10.57	Employment Agreement, effective May 20, 2014, by and between Sprint Corporation and John C. Saw	10-Q	001-04721	10.1	8/8/2014

10.58	First Amendment to Employment Agreement, effective October 20, 2014, by and between Sprint Corporation and John C. Saw	10-Q	001-04721	10.3	11/6/2014

10.59	Second Amendment to Employment Agreement, effective July 27, 2015, by and between Sprint Corporation and John C. Saw	10-Q	001-04721	10.1	11/9/2015

10.60	Third Amendment to Amended Employment Agreement, effective December 15, 2017, by and between John C. Saw and Sprint Corporation	10-Q	001-04721	10.6	2/6/2018

10.61	Employment Agreement, dated August 2, 2015, by and between Sprint Corporation and Tarek Robbiati	8-K	001-04721	10.1	8/3/2015

10.62	Amended and Restated Agreement Regarding Special Compensation and Post Employment Restrictive Covenants, dated December 31, 2008, by and between Sprint Nextel Corporation and Paul W. Schieber	10-K	001-04721	10.80	2/24/2014

10.63	First Amendment to Amended and Restated Agreement Regarding Special Compensation and Post Employment Restrictive Covenants, dated December 11, 2012, by and between Sprint Nextel Corporation and Paul W. Schieber	10-K	001-04721	10.81	2/24/2014

10.64	Retention Award Letter for Paul Schieber effective October 17, 2017	10-Q	001-04721	10.7	2/6/2018

10.65	Employment Agreement, dated May 31, 2015, by and between Sprint Corporation and Kevin Crull	10-Q	001-04721	10.3	8/7/2015

10.66	Amendment to Amended Employment Agreement, effective January 3, 2018, by and between Kevin Crull and Sprint Corporation	8-K	001-04721	10.3	1/4/2018

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.67	Summary of Compensation Committee approval of additional monthly flight hours as provided under the Amended and Restated Employment Agreement, effective as of August 11, 2015, by and between Sprint Corporation and Raul Marcelo Claure	10-Q	001-04721	10.3	8/9/2016

10.68	Form of Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan with covenants and restrictions to executive officers	10-Q	001-04721	10.4	8/9/2016

10.69	Form of Turnaround Incentive Award Agreement (awarding performance-based restricted stock units) under the 2015 Omnibus Incentive Plan for certain executive officers with proration after two years	10-Q	001-04721	10.6	8/9/2016

10.70	Form of Turnaround Incentive Award Agreement (awarding performance-based restricted stock units) under the 2015 Omnibus Incentive Plan with proration after two years	10-Q	001-04721	10.1	11/1/2016

10.71	Form of Turnaround Incentive Award Agreement (awarding performance-based restricted stock units) under the 2015 Amended and Restated Omnibus Incentive Plan	10-Q	001-04721	10.2	8/3/2017

10.72	Form of Award Agreement (awarding stock options) under the 2015 Amended and Restated Omnibus Incentive Plan with covenants and restrictions to executive officers without special compensation arrangements	10-Q	001-04721	10.3	8/3/2017

10.73	Form of Award Agreement (awarding stock options) under the 2015 Amended and Restated Omnibus Incentive Plan with covenants and restrictions to executive officers with special compensation arrangements	10-Q	001-04721	10.4	8/3/2017

10.74	Form of Award Agreement (awarding restricted stock units) under the 2015 Amended and Restated Omnibus Incentive Plan with covenants and restrictions to executive officers	10-Q	001-04721	10.5	8/3/2017

10.75	Form of Award Agreement (awarding performance-based restricted stock units) under the 2015 Amended and Restated Omnibus Incentive Plan with covenants and restrictions to executive officers	10-Q	001-04721	10.6	8/3/2017

10.76	Employment Agreement, executed as of January 19, 2017, between Nestor Cano and Sprint Corporation	8-K	001-04721	10.1	1/24/2017

10.77	Sprint Corporation 2007 Omnibus Incentive Plan	8-K	001-04721	10.2	9/20/2013

10.78	Sprint Corporation Amended and Restated 2015 Omnibus Incentive Plan	10-Q	001-04721	10.1	2/6/2017

10.79	Sprint Corporation Change in Control Severance Plan	10-K	001-04721	10.88	5/17/2016

10.80	Sprint Corporation Deferred Compensation Plan, as amended and restated effective September 26, 2014	10-Q	001-04721	10.2	11/6/2014

10.81	Executive Deferred Compensation Plan, as amended and restated effective January 1, 2008	10-K	001-04721	10.35	2/27/2009

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.82	Summary of Director Compensation Programs	10-Q	001-04721	10.19	11/6/2013

10.83	Director's Deferred Fee Plan, as amended and restated effective January 1, 2008	10-K	001-04721	10.37	2/27/2009

10.84	Form of Award Agreement (awarding restricted stock units) under the 2007 Omnibus Incentive Plan for non-employee directors	10-Q	001-04721	10.10	5/9/2007
10.85	Form of Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan for non-employee directors	10-Q	001-04721	10.5	11/9/2015

10.86	Form of Election to Defer Delivery of Shares Subject to RSUs (Outside Directors)	10-K	001-04721	10.95	5/17/2016

10.87	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain of its directors	8-K	001-04721	10.1	7/11/2013

10.88	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain of its officers	8-K	001-04721	10.2	7/11/2013

10.89	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain individuals who serve as both a director and officer of Sprint Corporation	8-K	001-04721	10.3	7/11/2013

12	Computation of Ratio of Earnings to Fixed Charges					*

(21) Subsidiaries of the Registrant

21	Subsidiaries of the Registrant					*

(23) Consents of Experts and Counsel

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

(31) and (32) Officer Certifications

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
_________________

*	Filed or furnished, as required.

**
Filing excludes certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

SPRINT CORPORATION

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Sprint Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Sprint Corporation and subsidiaries (the "Company") as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity for each of the three years in the period ended March 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company retrospectively adopted Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.
Basis for Opinions
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Index to Consolidated Financial Statements

Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP LLP
Kansas City, Missouri
May 24, 2018

We have served as the Company's auditor since 2012.

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
	2018	2017
	(in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,610	$2,870
Short-term investments	2,354	5,444
Accounts and notes receivable, net	3,711	4,138
Device and accessory inventory	1,003	1,064
Prepaid expenses and other current assets	575	601
Total current assets	14,253	14,117
Property, plant and equipment, net	19,925	19,209
Intangible assets
Goodwill	6,586	6,579
FCC licenses and other	41,309	40,585
Definite-lived intangible assets, net	2,465	3,320
Other assets	921	1,313
Total assets	$85,459	$85,123
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,409	$3,281
Accrued expenses and other current liabilities	3,962	4,141
Current portion of long-term debt, financing and capital lease obligations	3,429	5,036
Total current liabilities	10,800	12,458
Long-term debt, financing and capital lease obligations	37,463	35,878
Deferred tax liabilities	7,294	14,416
Other liabilities	3,483	3,563
Total liabilities	59,040	66,315
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.01 per share, 9.0 billion authorized, 4.005 billion and 3.989 billion issued at March 31, 2018 and 2017	40	40
Paid-in capital	27,884	27,756
Accumulated deficit	(1,255)	(8,584)
Accumulated other comprehensive loss	(313)	(404)
Total stockholders' equity	26,356	18,808
Noncontrolling interests	63	—
Total equity	26,419	18,808
Total liabilities and equity	$85,459	$85,123
See Notes to the Consolidated Financial Statements

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2018	2017	2016
	(in millions, except per share amounts)
Net operating revenues:
Service revenue	$23,834	$25,368	$27,174
Equipment sales	4,524	4,684	3,168
Equipment rentals	4,048	3,295	1,838
	32,406	33,347	32,180
Net operating expenses:
Cost of services (exclusive of depreciation and amortization below)	6,801	7,861	9,439
Cost of equipment sales	6,109	6,583	5,518
Cost of equipment rentals (exclusive of depreciation below)	493	975	598
Selling, general and administrative	8,087	7,994	8,479
Severance and exit costs	80	66	409
Depreciation - network and other	3,976	3,982	4,013
Depreciation - equipment rentals	3,792	3,116	1,781
Amortization	812	1,052	1,294
Other, net	(471)	(46)	339
	29,679	31,583	31,870
Operating income	2,727	1,764	310
Other expense:
Interest expense	(2,365)	(2,495)	(2,182)
Other (expense) income, net	(59)	(40)	18
	(2,424)	(2,535)	(2,164)
Income (loss) before income taxes	303	(771)	(1,854)
Income tax benefit (expense)	7,074	(435)	(141)
Net income (loss)	7,377	(1,206)	(1,995)
Less: Net loss attributable to noncontrolling interests	12	—	—
Net income (loss) attributable to Sprint Corporation	$7,389	$(1,206)	$(1,995)

Basic net income (loss) per common share	$1.85	$(0.30)	$(0.50)
Diluted net income (loss) per common share	$1.81	$(0.30)	$(0.50)
Basic weighted average common shares outstanding	3,999	3,981	3,969
Diluted weighted average common shares outstanding	4,078	3,981	3,969
See Notes to the Consolidated Financial Statements

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
	2018	2017	2016
	(in millions)
Net income (loss)	$7,377	$(1,206)	$(1,995)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	14	(1)	(11)
Net unrealized holding gain (losses) on derivatives	36	(2)	—
Net unrealized holding gain (losses) on securities	12	—	(1)
Unrecognized net periodic pension and other postretirement benefits:
Net actuarial (loss) gain	(30)	35	(38)
Net prior service credits arising during the period	—	—	9
Less: Amortization of actuarial (loss) gain, included in net income (loss)	(1)	3	10
Net unrecognized net periodic pension and other postretirement benefits	(31)	38	(19)
Other comprehensive income (loss)	31	35	(31)
Comprehensive income (loss)	$7,408	$(1,171)	$(2,026)
See Notes to the Consolidated Financial Statements

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2018	2017	2016
	(in millions)
Cash flows from operating activities:
Net income (loss)	$7,377	$(1,206)	$(1,995)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,580	8,150	7,088
Provision for losses on accounts receivable	362	555	455
Share-based and long-term incentive compensation expense	182	93	75
Deferred income tax (benefit) expense	(7,119)	433	123
Gains from asset dispositions and exchanges	(479)	(354)	—
Loss on early extinguishment of debt	65	—	—
Amortization of long-term debt premiums, net	(158)	(302)	(316)
Loss on disposal of property, plant and equipment	868	509	487
Litigation and other contingencies	(13)	140	193
Contract terminations	(5)	111	—
Deferred purchase price from sale of receivables	(1,140)	(10,498)	(7,925)
Other changes in assets and liabilities:
Accounts and notes receivable	83	(1,017)	583
Inventories and other current assets	705	457	605
Accounts payable and other current liabilities	57	(365)	(590)
Non-current assets and liabilities, net	271	(308)	295
Other, net	426	312	499
Net cash provided by (used in) operating activities	10,062	(3,290)	(423)
Cash flows from investing activities:
Capital expenditures - network and other	(3,319)	(1,950)	(4,680)
Capital expenditures - leased devices	(7,461)	(4,976)	(5,898)
Expenditures relating to FCC licenses	(115)	(83)	(98)
Proceeds from sales and maturities of short-term investments	7,202	4,621	418
Purchases of short-term investments	(4,112)	(10,065)	(252)
Proceeds from sales of assets and FCC licenses	527	219	62
Proceeds from deferred purchase price from sale of receivables	1,140	10,498	7,925
Proceeds from sale-leaseback transaction	—	—	1,136
Other, net	3	41	(28)
Net cash used in investing activities	(6,135)	(1,695)	(1,415)
Cash flows from financing activities:
Proceeds from debt and financings	8,529	10,966	1,355
Repayments of debt, financing and capital lease obligations	(8,518)	(5,417)	(899)
Debt financing costs	(93)	(358)	(11)
Call premiums paid on debt redemptions	(131)	—	—
Other, net	3	95	24
Net cash (used in) provided by financing activities	(210)	5,286	469
Net increase (decrease) in cash, cash equivalents and restricted cash	3,717	301	(1,369)
Cash, cash equivalents and restricted cash, beginning of period	2,942	2,641	4,010
Cash, cash equivalents and restricted cash, end of period	$6,659	$2,942	$2,641

See Notes to the Consolidated Financial Statements

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Stock		Paid-in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount		Shares	Amount
Balance, March 31, 2015	3,967	$40	$27,468	1	$(7)	$(5,383)	$(408)	$—	$21,710
Net loss						(1,995)			(1,995)
Other comprehensive loss, net of tax							(31)		(31)
Issuance of common stock, net	7		6		4				10
Share-based compensation expense			71						71
Capital contribution by SoftBank			14						14
Other, net			4						4
Balance, March 31, 2016	3,974	$40	$27,563	1	$(3)	$(7,378)	$(439)	$—	$19,783
Net loss						(1,206)			(1,206)
Other comprehensive income, net of tax							35		35
Issuance of common stock, net	15		47	(1)	3				50
Share-based compensation expense			91						91
Capital contribution by SoftBank			6						6
Other, net			49						49
Balance, March 31, 2017	3,989	$40	$27,756	—	$—	$(8,584)	$(404)	$—	$18,808
Net income (loss)						7,389		(12)	7,377
Other comprehensive income, net of tax							31		31
Issuance of common stock, net	16		21						21
Share-based compensation expense			182						182
Capital contribution by SoftBank			6						6
Other, net			(54)						(54)
Reclassification of certain tax effects						(60)	60		—
(Decrease) increase attributable to noncontrolling interests			(27)					75	48
Balance, March 31, 2018	4,005	$40	$27,884	—	$—	$(1,255)	$(313)	$63	$26,419

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
The Wireless segment includes retail, wholesale, and affiliate service revenue from a wide array of wireless voice and data transmission services and equipment sales or rentals from the sale or lease of wireless devices and the sale of accessories in the U.S., Puerto Rico and the U.S. Virgin Islands. The Wireline segment includes revenue from domestic and international wireline data communication services in addition to voice, data and IP communication services provided to our Wireless segment.
On July 10, 2013, SoftBank Corp., which subsequently changed its name to SoftBank Group Corp., and certain of its wholly-owned subsidiaries (together, SoftBank) completed the merger (SoftBank Merger) with Sprint Nextel as contemplated by the Agreement and Plan of Merger, dated as of October 15, 2012 (as amended, the Merger Agreement) and the Bond Purchase Agreement, dated as of October 15, 2012 (as amended, the Bond Agreement). As a result of the SoftBank Merger, Starburst II, Inc. (Starburst II) became the parent company of Sprint Nextel. Immediately thereafter, Starburst II changed its name to Sprint Corporation and Sprint Nextel changed its name to Sprint Communications, Inc. (Sprint Communications). As a result of the completion of the SoftBank Merger in which SoftBank acquired an approximate 78% interest in Sprint Corporation, and subsequent open market stock purchases, SoftBank owned approximately 85% of the outstanding common stock of Sprint Corporation as of March 31, 2018.

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
Reclassification of Prior Period Amounts
Certain prior period amounts have been reclassified to conform to the current period presentation. As a result of the growing significance of our leasing program, in fiscal year 2017 we disaggregated equipment revenue between device sales and device operating lease revenue in our consolidated statements of operations. Revenue derived from device sales is now being reported in a new caption called "Equipment sales," and revenue derived from device operating leases is now being reported in a new caption called "Equipment rentals." For the fiscal years ended March 31, 2017 and 2016, we have disaggregated revenues of $3.3 billion and $1.8 billion, respectively, from equipment revenue to "Equipment rentals."
To align with the changes made to our revenue presentation, we have added two new captions within the consolidated statements of operations to capture certain costs directly attributable to our leasing activities consisting of "Cost of equipment rentals (exclusive of depreciation)" and "Depreciation - equipment rentals." For the fiscal years ended March 31, 2017 and 2016, we have reclassed $481 million and $321 million, respectfully, of loss on disposal of property, plant and equipment, net of recoveries resulting from the write-off of leased devices from "Other, net," and $494 million and $277 million, respectfully, of rental payments remitted to Mobile Leasing Solutions, LLC (MLS) under our prior handset sale-leaseback transaction from "Cost of equipment sales" to the new caption called "Cost of equipment rentals (exclusive of depreciation)." Additionally, we disaggregated total depreciation between network and other versus depreciation related to equipment rentals. Network and other depreciation is now being reported in a new caption called "Depreciation - network and other," and depreciation derived from equipment rentals is now being reported in a new caption called "Depreciation -

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

equipment rentals." For the fiscal years ended March 31, 2017 and 2016, we have disaggregated depreciation of $3.1 billion and $1.8 billion, respectively, from depreciation to "Depreciation - equipment rentals."
Total net operating revenues, net operating expenses, net income (loss), and basic and diluted earnings per share were not affected by these reclassifications.
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
Short-Term Investments
Short-term investments generally include time deposits, corporate debt securities and commercial paper with terms greater than three months but less than one year at the date of purchase. The carrying amounts are recorded at amortized cost and approximate fair value. The interest earned is recognized in the consolidated statements of operations over the contractual term of the short-term investments.
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
Allowance for Doubtful Accounts
An allowance for doubtful accounts is established to cover probable and reasonably estimable losses. Because of the number of subscriber accounts, it is not practical to review the collectability of each of those accounts individually to determine the amount of allowance for doubtful accounts each period, although some account level analysis is performed with respect to large wireless and wireline subscribers. The estimate of allowance for doubtful accounts considers a number of factors, including collection experience, aging of the remaining accounts receivable portfolios, credit quality of the subscriber base and other qualitative considerations, including macro-economic factors. Account balances are written off if collection efforts are unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due. Amounts written off against the allowance for doubtful accounts, net of recoveries and other adjustments, were $451 million, $371 million, and $612 million for the years ended March 31, 2018, 2017, and 2016, respectively. See Note 3. Installment Receivables for additional information as it relates to the allowance for doubtful accounts specifically attributable to installment receivables.
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
The net realizable value of devices and other inventory is analyzed on a regular basis. This analysis includes assessing obsolescence, sales forecasts, product life cycle, marketplace and other considerations. If assessments regarding the above factors adversely change, we may sell devices at lower prices or record a write-down to inventory for obsolete or slow-moving items prior to the point of sale.
Property, Plant and Equipment
Property, plant and equipment (PP&E), including improvements that extend useful lives, are recognized at cost. Depreciation on PP&E is generally calculated using the straight-line method based on estimated economic useful lives of 3 to 30 years for buildings and improvements and network equipment, site costs and related software and 3 to 12 years for non-network internal use software, office equipment and other. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the respective assets. Leased devices are depreciated using the straight-line method to their estimated residual value generally over the term of the lease. We calculate depreciation on certain network assets using the group life method. Accordingly, ordinary asset retirements and disposals on those assets are charged against accumulated depreciation with no gain or loss recognized. Gains or losses associated with all other asset retirements or disposals are recognized in "Other, net" in the consolidated statements of operations. Depreciation rates for assets are revised periodically to account for changes, if any, related to management's strategic objectives, technological changes, changes in estimated residual values, or obsolescence. Changes in our estimates will result in adjustments to depreciation expense prospectively over the estimated useful lives of our non-leased assets and over the remaining period of benefit for devices leased to our customers. Repair and maintenance costs and research and development costs are expensed as incurred.
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
Long-Lived Asset Impairment
Sprint evaluates long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Asset groups are determined at the lowest level for which identifiable cash flows are largely independent of cash flows of other groups of assets and liabilities. When the carrying amount of a long-lived asset group is not recoverable and exceeds its fair value, an impairment loss is recognized equal to the excess of the asset group’s carrying value over the estimated fair value. See Note 5. Property, Plant and Equipment for additional information on long-lived asset impairments.
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
These analyses, which include the determination of fair value, require considerable judgment and are highly sensitive to changes in underlying assumptions. Consequently, there can be no assurance that the estimates and assumptions made for the purposes of estimating the fair values of our indefinite-lived assets, including goodwill, will prove to be an accurate prediction of the future. Sustained declines in the Company’s operating results, number of wireless subscribers, forecasted future cash flows, growth rates and other assumptions, as well as significant, sustained declines in the Company’s stock price and related market capitalization could impact the underlying key assumptions and our estimated fair values, potentially leading to a future material impairment of goodwill or other indefinite-lived intangible assets. See Note 6. Intangible Assets for additional information on indefinite-lived intangible asset impairments.
Derivatives and Hedging
The Company uses derivative instruments to hedge its exposure to interest rate risks arising from operating and financing activities. In accordance with its risk management policies, the Company does not hold or issue derivative instruments for trading or speculative purposes.
Derivatives are recognized in the consolidated balance sheets at their fair values. When the Company becomes a party to a derivative instrument and intends to apply hedge accounting, it formally documents the hedge relationship and the risk management objective for undertaking the hedge which includes designating the instrument for financial reporting purposes as a fair value hedge, a cash flow hedge, or a net investment hedge. The accounting for changes in fair value of a derivative instrument depends on whether the Company had designated it in a qualifying hedging relationship and further, on the type of hedging relationship. At March 31, 2018, the Company only held and applied hedge accounting for derivatives designated as cash flow hedges.
Changes in the fair value of a derivative not designated in a hedging relationship are recognized in the consolidated statements of operations along with the ineffective portions of changes in the fair value of derivatives designated in hedging relationships.
The effective portion of changes in the fair value of a derivative designated as a cash flow hedge is recorded in "Other comprehensive income (loss)" in the consolidated statements of comprehensive income (loss) and reclassified into earnings in the period or periods during which the hedged item affects earnings.
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
As of March 31, 2018 and 2017, the fair value of our pension plan assets and certain other postretirement benefit plan assets in aggregate was $1.4 billion in each period and the fair value of our projected benefit obligations in aggregate was $2.2 billion in each period. As a result, the plans were underfunded by approximately $800 million as of both March 31, 2018 and 2017 and were recorded as a net liability in our consolidated balance sheets. Estimated contributions totaling approximately $82 million are expected to be paid during the fiscal year 2018.
The offset to the pension liability is recorded in equity as a component of "Accumulated other comprehensive loss," net of tax, including $30 million, $35 million, and $29 million for the years ended March 31, 2018, 2017, and 2016, respectively, which is amortized to "Selling, general and administrative" in our consolidated statements of operations. The

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

change in the net liability of the Plan in the year ended March 31, 2018 was affected by a change in the discount rate used to estimate the projected benefit obligation, decreasing from 4.3% for the year ended March 31, 2017 to 4.1% for the year ended March 31, 2018. The change in the net liability of the Plan in the year ended March 31, 2017 was affected by the higher than expected actual rate of return on Plan assets experienced during the year. There was no change in the discount rate used to estimate the projected benefit obligation during the year ended March 31, 2017. The change in the net liability of the Plan in the year ended March 31, 2016 was affected by a change in the discount rate used to estimate the projected benefit obligation, increasing from 4.2% for the year ended March 31, 2015 to 4.3% for the year ended March 31, 2016, combined with a $9 million prior service credit resulting from an amendment to one of the other postretirement benefit plans during 2015. We intend to make future cash contributions to the Plan in an amount necessary to meet minimum funding requirements according to applicable benefit plan regulations.
As of December 31, 2005, the Plan was amended to freeze benefit plan accruals for participants. The objective for the investment portfolio of the pension plan is to achieve a long-term nominal rate of return, net of fees, which exceeds the plan's long-term expected rate of return on investments for funding purposes which was 7.50% and 7.75% for the years ended March 31, 2018 and 2017, respectively. To meet this objective, our investment strategy for the seven-month period ended October 31, 2017 was governed by an asset allocation policy, whereby a targeted allocation percentage is assigned to each asset class as follows: 38% to U.S. equities; 16% to international equities; 28% to fixed income investments; 9% to real estate investments; and 9% to other investments including hedge funds. Actual allocations are allowed to deviate from target allocation percentages within a range for each asset class as defined in the investment policy. As of November 1, 2017, the target allocation percentage assigned to each asset class was revised as follows: 38% to U.S. equities; 16% to international equities; 37% to fixed income investments; and 9% to real estate investments and remains consistent at March 31, 2018. The long-term expected rate of return on investments for funding purposes is 7.25% for the year ended March 31, 2019.
Investments of the Plan are measured at fair value on a recurring basis which is determined using quoted market prices or estimated fair values. As of March 31, 2018, 26% of the investment portfolio was valued at quoted prices in active markets for identical assets; 64% was valued using quoted prices for similar assets in active or inactive markets, or other observable inputs; and 10% was valued using unobservable inputs that are supported by little or no market activity, the majority of which used the net asset value per share (or its equivalent) as a practical expedient to measure the fair value.
Under our defined contribution plan, participants may contribute a portion of their eligible pay to the plan through payroll withholdings. The Company will match 100% of the participants' pre-tax and Roth contribution (in aggregate) on the first 3% of eligible compensation for the calendar year 2018. The Company matched 50% of the participants' pre-tax and Roth contribution (in aggregate) on the first 4% of eligible compensation for the calendar years 2017 and 2016. The Company matched 100% of the participants' pre-tax and Roth contribution (in aggregate) on the first 3% of eligible compensation and 50% of the participants' pre-tax and Roth contribution (in aggregate) on the next 2% of eligible compensation up to a maximum matching contribution of 4% for the calendar year 2015. Fixed matching contributions totaled approximately $38 million, $28 million, and $54 million for the fiscal years ended March 31, 2018, 2017, and 2016, respectively. In the fiscal year ended March 31, 2018, the Company also made a discretionary matching contribution of approximately $14 million, as determined by our Compensation Committee, equal to 100% of the participants' pre-tax and Roth contribution (in aggregate) on the first 4% of eligible compensation, up to a $500 maximum, based on attainment of certain profitability levels.
Revenue Recognition
Operating revenues primarily consist of wireless service revenues, revenues generated from device and accessory sales, revenues from leasing a device, revenues from wholesale operators and third-party affiliates, as well as long distance voice, data and Internet revenues. Service revenues consist of fixed monthly recurring charges, variable usage charges and miscellaneous fees such as roaming, commissions on equipment protection plans, late payment and early termination charges, interest, and certain regulatory related fees, net of service credits and other adjustments. We generally recognize service revenues as services are rendered, assuming all other revenue recognition criteria are met. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and our historical usage and

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

billing patterns. Regulatory fees and costs are recorded gross. The largest component of the regulatory fees is the Universal Service Fund, which represented no more than 2% of net operating revenues for all periods presented in the consolidated statements of operations.
We recognize equipment sales and corresponding costs of equipment sales when title and risk of loss passes to the indirect dealer or end-use subscriber, assuming all other revenue recognition criteria are met. For arrangements involving multiple deliverables such as equipment and service, revenue is allocated to the deliverables based on their relative selling prices. Equipment sales is limited to the amount of non-contingent consideration received when the device is sold to a subscriber. Equipment sales is also reduced by the estimated amount of imputed interest associated with installment receivables for subscribers who elect to finance the purchase of a device for up to a 24-month period. When we subsidize the cost of the device as an incentive to retain and acquire subscribers, the cost of these incentives is recorded as a reduction to revenue upon activation of the device and a service contract.
If a multiple-element arrangement includes an option to purchase, on a monthly basis, an annual trade-in right, the amount of the total arrangement consideration is reduced by the estimated fair value of the trade-in right or the guarantee and the remaining proceeds are then allocated amongst the other deliverables in the arrangement.
Qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, subscribers have the option to turn in their device, continue leasing their device or purchase the device. Accounting for device leases involves specific determinations under applicable lease accounting standards, which involve complex and prescriptive provisions. These provisions impact the timing and amount of revenue recognized for our leased devices. The critical elements that are considered with respect to our lease accounting are the economic life of the device and the fair value of the device, including the residual value. We only lease devices to qualifying subscribers that also purchase a service plan. To date, substantially all of our device leases were classified as operating leases. Revenues under these arrangements are allocated amongst the deliverables in the multiple-element arrangement considering the relative fair values of the lease and non-lease elements. The amount allocable to the operating lease element is included within "Equipment rentals" in the consolidated statements of operations and is recognized ratably over the lease term, which is typically two years or less.
The accounting estimates related to the recognition of revenue require us to make assumptions about numerous factors such as future billing adjustments for disputes with subscribers, unauthorized usage, future returns, mail-in rebates on device sales, the fair value of a trade-in right and the total arrangement consideration.
Dealer Commissions
Cash consideration given by us to a dealer or end-use subscriber is presumed to be a reduction of equipment sales unless we receive, or will receive, an identifiable benefit in exchange for the consideration, and the fair value of such benefit can be reasonably estimated, in which case the consideration will generally be recorded as a selling expense or a purchase of inventory or property, plant and equipment. We compensate our dealers using specific compensation programs related to the sale of our devices and our subscriber service contracts, or both. When a commission is earned by a dealer solely due to a selling activity relating to wireless service, the cost is recorded as a selling expense. Commissions are generally earned upon sale of device, service, or both, to an end-use subscriber. Incentive payments to dealers for sales associated with devices and service contracts are classified as contra-revenue, to the extent the incentive payment is reimbursement for a Sprint discount passed on to the customer by the dealer, and selling expense for the amount associated with the selling effort. Incentive payments to certain indirect dealers who purchase devices from other sources, such as the original equipment manufacturer (OEM), are recognized as selling expense when the device is activated with a Sprint service plan because Sprint does not recognize any equipment sales or cost of equipment sales for those transactions.
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
Compensation Plans
As of March 31, 2018, Sprint sponsored three incentive plans: the Amended and Restated 2015 Omnibus Incentive Plan (2015 Plan); the 2007 Omnibus Incentive Plan (2007 Plan); and the 1997 Long-Term Incentive Program (1997 Program)(together, Compensation Plans). Sprint also sponsors an Employee Stock Purchase Plan (ESPP). Under the 2015 Plan, we may grant share and non-share based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to employees, outside directors and other eligible individuals as defined by the plan. As of March 31, 2018, the number of shares available and reserved for future grants under the 2015 Plan and ESPP totaled approximately 201 million common shares. The Compensation Committee of our board of directors, or one or more executive officers should the Compensation Committee so authorize, as provided in the 2015 Plan, will determine the terms of each share and non-share based award. No new grants can be made under the 2007 Plan or the 1997 Program. We use new shares to satisfy share-based awards or treasury shares, if available.
The fair value of each option award is estimated on the grant date using the Black-Scholes option valuation model, based on several assumptions including the risk-free interest rate, volatility, expected dividend yield and expected term. During the year ended March 31, 2018, the Company granted approximately 3 million stock options with a weighted average grant date fair value of $3.98 per share based upon assumptions of a risk-free interest rate from 1.93% to 2.65%, expected volatility from 41.9% to 51.8%, expected dividend yield of 0% and expected term from 5.5 to 6.5. In general, options are granted with an exercise price equal to the market value of the underlying shares on the grant date, vest on an annual basis over three years, and have a contractual term of ten years. As of March 31, 2018, 29 million options were outstanding, of which 18 million options were exercisable.
We generally determine the fair value of each restricted stock unit award based on the closing price of the Company's common stock on the date of grant. Restricted stock units generally have performance and service requirements or service requirements only with vesting periods ranging from one to three years.
During the years ended March 31, 2018, 2017 and 2016, we also granted performance-based restricted stock units to executive and non-executive employees that are earned (Earned Shares) based upon the achievement of certain market conditions equal to specified volume-weighted average prices of the Company's common stock during regular trading on the New York Stock Exchange over any 150-day calendar period during a performance period specific to each grant (Performance Period). For these awards granted in the year ended March 31, 2018, the specified market criteria has not yet been achieved within the Performance Period. Upon achievement, the Earned Shares will generally vest 50% over four years from the grant date and 50% over five years from the grant date, with continuous service required through each vesting date. For these awards granted in the years ended March 31, 2017 and 2016, the specified market criteria has been achieved at a threshold price target qualifying for a 100% payout, however, the Earned Shares remain subject to the vesting requirements. During the year ended March 31, 2018, the vesting schedule for Earned Shares was modified, with no incremental impact on compensation expense, to generally vest one-third over two years from the grant date, one-third over three years from the grant date, and one-third over four years from the grant date, with continuous service required through each vesting date. The fair value of these market-based restricted stock units is estimated at the date of grant using a Monte Carlo valuation methodology, which incorporates into the valuation the possibility that the market condition may not be satisfied. For the year ended March 31, 2018, assumptions used in the Monte Carlo valuation model are consistent with those we use to value stock options and include a risk-free interest rate from 1.79% to 2.42%, expected volatility from 41.9% to 51.8%, and expected dividend yield of 0%. The number of restricted stock units that ultimately vest can increase depending upon the future performance of the Company's common stock and the achievement of a higher threshold price target during the Performance Period, with a maximum payout of 120%. Compensation cost related to the share-based awards with market conditions is recognized regardless of the level of threshold price target achievement.
Employees and directors who are granted restricted stock units are not required to pay for the shares but generally must remain employed with us, or continue to serve as a member of our board of directors, until the restrictions lapse, which is typically three years for employees and one year for directors. Certain restricted stock units outstanding as of March 31, 2018, are entitled to dividend equivalents paid in cash, if dividends are declared and paid on common shares, but

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

performance-based restricted stock units are not entitled to dividend equivalent payments until the applicable performance and service criteria have been met. During the year ended March 31, 2018, the Company granted approximately 20 million service only and performance-based restricted stock units, including those with market conditions, with a weighted average grant date fair value of $6.90 per share. At March 31, 2018, approximately 78 million restricted stock unit awards were outstanding.
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
Pre-tax share and non-share based compensation charges from our incentive plans included in net income (loss) were $182 million, $93 million, and $75 million for the years ended March 31, 2018, 2017, and 2016, respectively. The net income tax benefit recognized in the consolidated financial statements for share-based compensation awards was $65 million, $33 million, and $20 million for the years ended March 31, 2018, 2017, and 2016, respectively. As of March 31, 2018, there was $190 million of total unrecognized compensation cost related to non-vested incentive awards that are expected to be recognized over a weighted average period of 1.98 years.
Advertising Costs
We recognize advertising expense when incurred as selling, general and administrative expense. Advertising expenses totaled $1.3 billion, $1.1 billion, and $1.3 billion for each of the years ended March 31, 2018, 2017, and 2016, respectively.
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
Two adoption methods are available for implementation of the standard update related to the recognition of revenue from contracts with customers. Under the full retrospective method, the guidance is applied retrospectively to contracts for each reporting period presented, subject to allowable practical expedients. Under the modified retrospective method, the guidance is applied only to the most current period presented, recognizing the cumulative effect of the change as an adjustment to the beginning balance of retained earnings, and also requires additional disclosures comparing the results to the previous guidance. We will adopt the standard using the modified retrospective method along with the practical expedient to only apply the new standard to contracts that are not completed as of the date of adoption, referred to as open contracts.
We currently anticipate the standard to have a material impact to our consolidated financial statements upon adoption and in future periods. The ultimate impact on revenue and expenses resulting from the application of the new

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

standard will be subject to assessments that are dependent on many variables, including, but not limited to, the terms and mix of the contractual arrangements we have with customers.
Based on currently available information, we expect the cumulative adjustment resulting from initially applying the new standard to result in a reduction to the opening balance sheet accumulated deficit ranging from $1.5 billion to $1.8 billion on a pre-tax basis.
The cumulative pre-tax adjustment is expected to be inclusive of the following components:

•
We will capitalize and subsequently amortize commission costs, which are currently expensed, related to new service contracts over the expected customer relationship period while costs associated with contract renewals are expected to be amortized over the anticipated length of the service contract. In addition, the deferred contract cost asset will be assessed for impairment on a periodic basis. As a result, we expect the cumulative adjustment related to these capitalized incremental costs to obtain a contract associated with open contracts to present an approximately $1.1 billion to $1.3 billion reduction in accumulated deficit. We expect that operating expenses will be lower in the short-term due to higher deferrals of such costs compared to the amortization of prior period commission costs deferred for only open contracts.

•
There will be various changes to the timing of revenue recognition and allocation of revenue between equipment and service revenue, with the most significant impact to wireless subsidy contracts. In addition, we also expect interest on installment billings entered into directly with customers to not represent a significant financing component as defined in the standard, and we will no longer discount these installment receivables upon contract inception. As a result, we expect the cumulative adjustment related to these changes to represent an approximately $400 million to $500 million decrease in accumulated deficit. While we expect that service revenue will be lower in future periods generally due to more revenue allocated to equipment sales, there will be no changes to our customer billing, the timing of our cash flows or presentation of our cash flows.

•
For bundled arrangements that include both lease and service elements, we expect the allocation of the customer consideration and the pattern of revenue recognition to be consistent with our current practice.

New products or offerings, or changes to current offerings, may yield significantly different impacts than currently expected. Our conclusions will be reassessed periodically based on current facts and circumstances.
We have identified and implemented changes to our systems, processes and internal controls to meet the standard's reporting and disclosure requirements.
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
In February 2016, the FASB issued authoritative guidance regarding Leases, and has subsequently modified several areas of the standard in order to provide additional clarity and improvements. The new standard will supersede much of the existing authoritative literature for leases. This guidance requires lessees, among other things, to recognize right-of-use assets and liabilities on their balance sheet for all leases with lease terms longer than twelve months. The standard will be effective for the Company for its fiscal year beginning April 1, 2019, including interim periods within that fiscal year with early application permitted. Entities are required to use modified retrospective application for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements with the option to elect certain transition reliefs. The Company is currently evaluating the guidance and is assessing its overall impact. However, we expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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
In January 2017, the FASB issued authoritative guidance regarding Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the goodwill impairment test by eliminating the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (Step 2 of the test), but rather to record an impairment charge based on the excess of the carrying value over its fair value. The Company will early adopt the standard for the annual goodwill impairment test in its fiscal year beginning April 1, 2018. The Company does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
On January 1, 2018, the Company adopted authoritative guidance regarding Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. It provides guidance on eight specific cash flow issues including, among others, beneficial interests in securitization transactions, separately identifiable cash flows and application of the predominance principle, debt prepayment or debt extinguishment costs, and proceeds from the settlement of corporate-owned life insurance policies. The Company adopted this standard with retrospective application to the consolidated statements of cash flows. The standard impacted the presentation of cash flows related to beneficial interests in securitization transactions, which is the deferred purchase price associated with our accounts receivable facility, resulting in material reclassification of cash inflows from operating activities to investing activities of $10.5 billion and $7.9 billion for the years ended March 31, 2017 and 2016, respectively, in our consolidated statements of cash flows. The standard also impacted the presentation of cash flows related to separately identifiable cash flows and application of the predominance principal related to direct channel leased devices resulting in a material reclassification of cash outflows from operating activities to investing activities of $3.1 billion and $3.6 billion for the years ended March 31, 2017 and 2016, respectively, in our consolidated statements of cash flows. In addition, the standard also impacted the presentation of cash flows related to debt prepayment or debt extinguishment costs and resulted in a reclassification of cash outflows from operating activities to financing activities of $129 million of costs incurred during the quarter ended June 30, 2017, with the remainder incurred during the quarter ended March 31, 2018. There were no debt prepayment or debt extinguishment costs in the year ended March 31, 2017 or 2016. Proceeds from the settlement of corporate-owned life insurance policies had an immaterial reclassification between operating and investing activities in our consolidated statements of cash flows for all periods presented. The remaining cash flow issues addressed under this authoritative guidance had no impact to the statement of cash flows for all periods presented.
On January 1, 2018, the Company adopted authoritative guidance regarding Statement of Cash Flows: Restricted Cash, requiring that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

flows. The Company adopted this standard with retrospective application to the consolidated statements of cash flows. The adoption of this standard resulted in a decrease in net cash used in investing activities of $72 million for the year ended March 31, 2017. There was no impact for the year ended March 31, 2016.
In February 2018, the FASB issued authoritative guidance on Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides an entity the ability to reclassify certain tax effects from accumulated other comprehensive income (loss) to retained earnings. This amended guidance allows for a reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act. We utilize the portfolio approach when releasing tax effects from accumulated other comprehensive loss. We have elected to adopt the amended authoritative guidance on January 1, 2018, and as a result, we reclassified $60 million from "Accumulated other comprehensive loss" to "Accumulated deficit" in the consolidated balances sheets for the effect of the change in the U.S. federal corporate tax rate on gross deferred tax amounts and related valuation allowances at the date of enactment of the Tax Cuts and Jobs Act for items remaining in accumulated other comprehensive loss (see Note 10. Income Taxes).

Note 3.Installment Receivables
Certain subscribers have the option to pay for their devices in installments, generally up to a 24-month period. Short-term installment receivables are recorded in "Accounts and notes receivable, net" and long-term installment receivables are recorded in "Other assets" in the consolidated balance sheets. From October 2015 to February 2017, installment receivables sold to unaffiliated third parties (the Purchasers) were treated as a sale of financial assets and we derecognized these receivables, as well as the related allowances. As a result of our Accounts Receivable Facility (Receivables Facility) being amended in February 2017, all proceeds received from the Purchasers in exchange for our installment receivables are now recorded as borrowings (see Note 7. Long-Term Debt, Financing and Capital Lease Obligations).
The following table summarizes the installment receivables:

	March 31,
	2018	2017
	(in millions)
Installment receivables, gross	$1,472	$2,270
Deferred interest	(106)	(207)
Installment receivables, net of deferred interest	1,366	2,063
Allowance for credit losses	(217)	(299)
Installment receivables, net	$1,149	$1,764

Classified on the consolidated balance sheets as:
Accounts and notes receivable, net	$995	$1,195
Other assets	154	569
Installment receivables, net	$1,149	$1,764
The balance and aging of installment receivables on a gross basis by credit category were as follows:

	March 31, 2018			March 31, 2017
	Prime	Subprime	Total	Prime	Subprime	Total
	(in millions)			(in millions)
Unbilled	$951	$391	$1,342	$1,501	$619	$2,120
Billed - current	69	29	98	74	36	110
Billed - past due	17	15	32	20	20	40
Installment receivables, gross	$1,037	$435	$1,472	$1,595	$675	$2,270

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Activity in the deferred interest and allowance for credit losses for the installment receivables was as follows:

	Year Ended March 31,
	2018	2017
	(in millions)
Deferred interest and allowance for credit losses, beginning of period	$506	$—
Bad debt expense	142	61
Write-offs, net of recoveries	(224)	(28)
Change in deferred interest on short-term and long-term installment receivables	(101)	8
Recognition of deferred interest and allowance for credit losses	—	465
Deferred interest and allowance for credit losses, end of period	$323	$506

Note 4.	Financial Instruments
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
The carrying amount of cash equivalents, accounts and notes receivable, and accounts payable approximates fair value. Short-term investments are recorded at amortized cost and the respective carrying amounts approximate the fair value that would be determined primarily using quoted prices in active markets. As of March 31, 2018, short-term investments totaled $2.4 billion and consisted of approximately $1.6 billion of time deposits and $765 million of commercial paper. As of March 31, 2017, short-term investments totaled $5.4 billion and consisted of approximately $3.0 billion of time deposits and $2.4 billion of commercial paper. The fair value of marketable equity securities totaling $57 million and $46 million as of March 31, 2018 and 2017, respectively, are measured on a recurring basis using quoted prices in active markets.
Except for our financing transaction for the Handset Sale-Leaseback (Tranche 2) with MLS, which was terminated in October 2017 (see Note 7. Long-Term Debt, Financing and Capital Lease Obligations), current and long-term debt and our other financings are carried at amortized cost. The Company elected to measure the financing obligation with MLS at fair value as a means to better reflect the economic substance of the arrangement and it was the only eligible financial instrument for which we elected the fair value option.
The fair value of the financing obligation, which was determined at the outset of the arrangement using a discounted cash flow model, was derived by unobservable inputs such as customer churn rates, customer upgrade probabilities, and the likelihood that Sprint will elect the exchange option versus the termination option upon a customer upgrade. Any gains or losses resulting from changes in the fair value of the financing obligation were included in “Other income (expense), net” in the consolidated statements of operations. During the year ended March 31, 2018, there was no material change in the fair value of the financing obligation. During the year ended March 31, 2018, we made principal repayments and non-cash adjustments totaling $385 million to MLS, resulting in our principal balance being fully paid. In addition to the financing obligation with MLS, the remaining debt for which estimated fair value is determined based on unobservable inputs primarily represents borrowings under our secured equipment credit facilities, network equipment sale-leaseback, and sales of receivables under our Receivables Facility (see Note 7. Long-Term Debt, Financing and Capital Lease Obligations). The carrying amounts associated with these borrowings approximate fair value.
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

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents carrying amounts and estimated fair values of current and long-term debt and financing obligations:

	Carrying amount at March 31, 2018	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt and financing obligations	$40,820	$37,549	$—	$3,737	$41,286

	Carrying amount at March 31, 2017	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt and financing obligations	$40,581	$33,196	$4,352	$5,468	$43,016

Note 5.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment and other long-lived assets used to provide service to our subscribers. Non-cash accruals included in PP&E (excluding leased devices) totaled $704 million, $962 million, and $468 million as of March 31, 2018, 2017, and 2016, respectively.
The following table presents the components of PP&E, and the related accumulated depreciation:

	March 31,
	2018	2017
	(in millions)
Land	$254	$260
Network equipment, site costs and related software	22,930	21,693
Buildings and improvements	813	818
Non-network internal use software, office equipment, leased devices and other	11,149	8,625
Construction in progress	2,202	2,316
Less: accumulated depreciation	(17,423)	(14,503)
Property, plant and equipment, net	$19,925	$19,209
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
Sprint offers a leasing program to its customers whereby qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to turn in the device, continue leasing the device, or purchase the device. As of March 31, 2018, substantially all of our device leases were classified as operating leases. Purchases of leased devices are reported as cash outflows for "Capital expenditures - leased devices" in the consolidated statements of cash flows. The devices are then depreciated using the straight-line method to their estimated residual value generally over the term of the lease.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents leased devices and the related accumulated depreciation:

	March 31,
	2018	2017
	(in millions)
Leased devices	$9,592	$7,276
Less: accumulated depreciation	(3,580)	(3,114)
Leased devices, net	$6,012	$4,162
During the years ended March 31, 2018 and 2017, we had non-cash transfers of returned leased devices from property, plant and equipment to device and accessory inventory at the lower of net book value or their estimated fair value of $661 million and $456 million, respectively. During the year ended March 31, 2017, we repurchased the remaining MLS Handset Sale-Leaseback Tranche 1 (Tranche 1) devices totaling $477 million, which were part of the total devices sold for $1.3 billion during the year ended March 31, 2016 (see Note 7. Long-Term Debt, Financing and Capital Lease Obligations).
As of March 31, 2018, the minimum estimated payments to be received for leased devices were as follows (in millions):

Fiscal year 2018	$3,483
Fiscal year 2019	462
$3,945
During the year ended March 31, 2018, we recorded $868 million of loss on disposal of property, plant and equipment, net of recoveries. Net losses that resulted from the write-off of leased devices are primarily associated with lease cancellations prior to the scheduled customer lease terms where customers did not return the devices to us were $493 million and are included in "Cost of equipment rentals" in our consolidated statements of operations. In addition, we recorded $375 million of losses related to cell site construction costs that are no longer recoverable as a result of changes in the Company's network plans, which are included in "Other, net" in our consolidated statements of operations.
During the year ended March 31, 2017, we recorded $509 million of loss on disposal of property, plant and equipment, net of recoveries. Losses totaling $481 million resulted from the write-off of leased devices associated with lease cancellations prior to the scheduled customer lease terms where customers did not return the devices to us and are included in "Cost of equipment rentals" in our consolidated statements of operations. In addition, we recorded $28 million of losses related to cell site construction costs that are no longer recoverable as a result of changes in the Company's network plans, which are included in "Other, net" in our consolidated statements of operations.
During the year ended March 31, 2016, we recorded $487 million of loss on disposal of property, plant and equipment, net of recoveries. These losses were the result of $65 million in net losses recognized upon the sale of devices to MLS under the Tranche 1 transaction, which represented the difference between the fair value and net book value of the devices sold and $256 million in losses from the write-off of leased devices associated with lease cancellations prior to the scheduled customer lease terms where customers did not return the devices to us, which are both included in "Cost of equipment rentals" in our consolidated statements of operations. In addition, we recorded $166 million of losses due to cell site construction costs and other network costs that are no longer recoverable as a result of changes in the Company's network plans, which are included in "Other, net" in our consolidated statements of operations.

Note 6.	Intangible Assets
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist of FCC licenses, which were acquired primarily through FCC auctions and business combinations, certain of our trademarks, and goodwill. At March 31, 2018, we held 800 MHz, 1.9 GHz and 2.5 GHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. Accordingly, we have concluded that FCC licenses are indefinite-lived intangible assets. Our Sprint and Boost Mobile trademarks have also been identified as indefinite-lived intangible assets.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations.
During the year ended March 31, 2018, Sprint and PRWireless PR, Inc. completed a transaction to combine their operations in Puerto Rico and the U.S. Virgin Islands into a new entity named PRWireless HoldCo, LLC. The companies contributed employees, subscribers, network assets and spectrum to the transaction. Sprint and PRWireless PR, Inc. have an approximate 68% and a 32% preferred economic interest, as well as a 55% and 45% common voting interest in the new entity, respectively. Sprint's ownership represents a controlling financial interest and as a result consolidates the entity and presents a noncontrolling interest in its consolidated financial statements. The consideration transferred by Sprint has been preliminarily allocated to assets acquired and liabilities assumed from PRWireless PR, Inc. based on their estimated fair values at the time of the transaction. The preliminary purchase accounting adjustments represent management's current best estimate of fair value but could change as additional information is obtained and evaluated. Beginning total assets and liabilities of the new entity were approximately $390 million and $240 million, respectively. Of these amounts, approximately $270 million and $220 million represent the fair value of the PRWireless PR, Inc. asset and liability contribution, respectively, which have increased the corresponding financial statement line items in the Sprint consolidated balance sheet at March 31, 2018. The acquired assets primarily consist of approximately $150 million of FCC licenses, $35 million of other intangible assets and $85 million of current and fixed assets. The acquired liabilities consist of approximately $170 million of long-term debt and $50 million of other current liabilities.
The following provides the activity of indefinite-lived intangible assets within the consolidated balance sheets:

	March 31, 2017	Net Additions		March 31, 2018
	(in millions)
FCC licenses	$36,550	$724	(1)	$37,274
Trademarks	4,035	—		4,035
Goodwill (3)	6,579	7	(2)	6,586
	$47,164	$731		$47,895

	March 31, 2016	Net Additions	March 31, 2017
	(in millions)
FCC licenses	$36,038	$512	$36,550
Trademarks	4,035	—	4,035
Goodwill (3)	6,575	4	6,579
	$46,648	$516	$47,164
 _________________

(1)
During the year ended March 31, 2018, net additions within FCC licenses include a $479 million increase from spectrum license exchanges described below, and approximately $150 million of spectrum licenses as a result of the transaction with PRWireless PR, Inc. described above.

(2)	During the year ended March 31, 2018, approximately $7 million was added to goodwill as a result of the transaction with PRWireless PR, Inc. as described above.

(3)	Through March 31, 2018 there is no accumulated impairment losses for goodwill.
Spectrum License Exchanges
In the first quarter of fiscal year 2017, we exchanged certain spectrum licenses with other carriers in non-cash transactions. As a result, we recorded a non-cash gain of $479 million, which represented the difference between the fair value and the net book value of the spectrum transferred to the other carriers resulting in a non-cash investing activity for the fair value of the licenses received of $921 million. The gain was presented in "Other, net" in the consolidated statements of operations for the year ended March 31, 2018.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Assessment of Impairment
Our annual impairment testing date for goodwill and indefinite-lived intangible assets is January 1 of each year; however, we test for impairment between our annual tests if an event occurs or circumstances change that indicate that the asset may be impaired, or in the case of goodwill, that the fair value of the reporting unit is below its carrying amount. We did not record any impairment during the years ended March 31, 2018 and 2017.
Our stock price at March 31, 2018 of $4.88 was below the net book value per share price of $6.58. However, subsequent to the balance sheet date, the stock price has increased to $5.14 at May 23, 2018. The quoted market price of our stock is not the sole consideration of fair value. Other considerations include, but are not limited to, expectations of future results as well as broad market and industry data.
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

		March 31, 2018			March 31, 2017
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)
Customer relationships	5 to 8 years	$6,562	$(5,462)	$1,100	$6,923	$(5,053)	$1,870
Other intangible assets:
Favorable spectrum leases	23 years	856	(172)	684	869	(138)	731
Favorable tower leases	7 years	335	(179)	156	589	(386)	203
Trademarks	2 to 34 years	520	(74)	446	520	(58)	462
Other	5 to10 years	129	(50)	79	91	(37)	54
Total other intangible assets		1,840	(475)	1,365	2,069	(619)	1,450
Total definite-lived intangible assets		$8,402	$(5,937)	$2,465	$8,992	$(5,672)	$3,320

	Fiscal Year 2018	Fiscal Year 2019	Fiscal Year 2020	Fiscal Year 2021	Fiscal Year 2022
	(in millions)
Estimated amortization expense	$673	$469	$265	$111	$71

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates			Maturities			March 31, 2018	March 31, 2017
							(in millions)
Notes
Senior notes
Sprint Corporation	7.13	-	7.88%	2021	-	2026	$12,000	$10,500
Sprint Communications, Inc.(1)	6.00	-	11.50%	2020	-	2022	4,980	6,080
Sprint Capital Corporation	6.88	-	8.75%	2019	-	2032	6,204	6,204
Senior secured notes
Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC	3.36	-	5.15%	2021		2028	7,000	3,500
Sprint Communications, Inc.(1)	9.25%			2022			—	200
Guaranteed notes
Sprint Communications, Inc.	7.00	-	9.00%	2018	-	2020	2,753	4,000
Exchangeable notes
Clearwire Communications LLC	8.25%			2017			—	629
Credit facilities
Secured revolving bank credit facility	4.19%			2021			—	—
Secured term loan	4.44%			2024			3,960	4,000
PRWireless term loan	7.55%			2020			182	—
Export Development Canada (EDC)	4.13%			2019			300	300
Secured equipment credit facilities	3.02	-	3.72%	2020	-	2021	527	431
Accounts receivable facility	2.89	-	3.39%	2019			2,411	1,964
Financing obligations, capital lease and other obligations	2.35	-	12.00%	2018	-	2026	686	3,016
Net premiums and debt financing costs							(111)	90
							40,892	40,914
Less current portion							(3,429)	(5,036)
Long-term debt, financing and capital lease obligations							$37,463	$35,878
 _________________

(1)	The Sprint Communications, Inc. $200 million 9.25% senior notes due 2022 were unsecured as of March 31, 2018.
As of March 31, 2018, Sprint Corporation, the parent corporation, had $12.0 billion in aggregate principal amount of senior notes outstanding. In addition, as of March 31, 2018, the outstanding principal amount of the senior notes issued by Sprint Communications and Sprint Capital Corporation, the guaranteed notes issued by Sprint Communications, Sprint Communications' secured term loan and secured revolving bank credit facility, the EDC agreement, the secured equipment credit facilities, the Receivables Facility, and certain other obligations collectively totaled $21.6 billion in principal amount of our long-term debt. Sprint Corporation fully and unconditionally guaranteed such indebtedness, which was issued by 100% owned subsidiaries. Although certain financing agreements restrict the ability of Sprint Communications and its subsidiaries to distribute cash to Sprint Corporation, the ability of the subsidiaries to distribute cash to their respective parents, including to Sprint Communications, is generally not restricted.
As of March 31, 2018, approximately $14.8 billion aggregate principal amount of our outstanding debt, comprised of certain notes, financing and capital lease obligations, was secured by substantially all of the assets of the Company. Cash interest payments, net of amounts capitalized of $55 million, $44 million, and $51 million, totaled $2.5 billion, $2.7 billion, and $2.4 billion during each of the years ended March 31, 2018, 2017, and 2016, respectively. Our weighted average effective interest rate related to our notes and credit facilities was 6.2% for the year ended March 31, 2018, and 6.4% for the years ended March 31, 2017 and 2016.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Notes
As of March 31, 2018, our outstanding notes consisted of senior notes and guaranteed notes, all of which are unsecured, as well as senior secured notes associated with our spectrum financing transactions. Cash interest on all of the notes is payable semi-annually in arrears with the exception of the spectrum financing senior secured notes, which is payable quarterly. As of March 31, 2018, $32.7 billion aggregate principal amount of the notes was redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.
As of March 31, 2018, $26.5 billion aggregate principal amount of our senior notes, senior secured notes, and guaranteed notes provided holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in the applicable indentures and supplemental indentures) occurs. In May 2018, we successfully completed consent solicitations with respect to certain series of Sprint Corporation and Sprint Communications senior notes. As a result, the merger transactions (fully described in Note 17. Subsequent Events), if consummated, will not constitute a change of control as defined in the applicable indentures.
On December 1, 2017, the Clearwire Communications LLC exchangeable notes were retired pursuant to the terms of the indenture, which provided that the notes could be tendered at the holder’s option or called at our option on or after that date, in each case for 100% of the par value plus accrued interest.
During the three-month period ended June 30, 2017, pursuant to a cash tender offer, Sprint Communications retired $388 million principal amount of its outstanding 8.375% Notes due 2017 and $1.2 billion principal amount of its outstanding 9.000% Guaranteed Notes due 2018. During the three-month period ended March 31, 2018, Sprint Communications retired an additional $47 million principal amount of its outstanding 9.000% Guaranteed Notes due 2018. We incurred costs of $131 million, which consisted of call redemption premiums and tender expenses, and removed unamortized premiums of $66 million associated with these retirements resulting in a loss on early extinguishment of debt of $65 million, which is included in "Other (expense) income, net" in our consolidated statements of operations. In addition, during the three-month period ended September 30, 2017, Sprint Communications retired the remaining $912 million principal amount of its outstanding 8.375% Notes due 2017.
In February 2018, Sprint Corporation issued $1.5 billion aggregate principal amount of 7.625% senior notes due 2026, which are guaranteed by Sprint Communications. Interest is payable semi-annually on March 1 and September 1.
Spectrum Financings
In October 2016, certain subsidiaries of Sprint Communications, which were not "Restricted Subsidiaries" under Sprint Communications' and Sprint Capital Corporation's indentures, transferred certain directly held and third-party leased spectrum licenses (collectively, Spectrum Portfolio) to wholly-owned bankruptcy-remote special purpose entities (collectively, Spectrum Financing SPEs). The Spectrum Portfolio, which represented approximately 14% of Sprint's total spectrum holdings on a MHz-pops basis, was used as collateral to raise an initial $3.5 billion in senior secured notes (2016 Spectrum-Backed Notes) bearing interest at 3.36% per annum under a $7.0 billion securitization program. The 2016 Spectrum-Backed Notes are repayable over a five-year term, with interest-only payments over the first four quarters and amortizing quarterly principal payments thereafter commencing December 2017 through September 2021. During the year ended March 31, 2018, we made scheduled principal repayments of $438 million, resulting in a total principal amount outstanding related to the 2016 Spectrum-Backed Notes of $3.1 billion as of March 31, 2018, of which $875 million was classified as "Current portion of long-term debt, financing and capital lease obligations" in the consolidated balance sheets.
In March 2018, we issued an additional $3.9 billion in aggregate principal amount of senior secured notes under the existing $7.0 billion securitization program, consisting of two series of senior secured notes. The first series of notes totaled $2.1 billion in aggregate principal amount, bears interest at 4.738% per annum, and have quarterly interest-only payments until June 2021, and amortizing quarterly principal amounts thereafter commencing in June 2021 through March 2025. The second series of notes totaled approximately $1.8 billion in aggregate principal amount, bears interest at 5.152% per annum, and have quarterly interest-only payments until June 2023, and amortizing quarterly principal amounts thereafter commencing in June 2023 through March 2028. The Spectrum Portfolio, which also serves as collateral for the first spectrum notes issuance, remains substantially identical to the original portfolio from October 2016.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Simultaneously with the October 2016 offering, Sprint Communications entered into a long-term lease with the Spectrum Financing SPEs for the ongoing use of the Spectrum Portfolio. The spectrum lease is an executory contract, which for accounting purposes is treated in a similar manner to an operating lease. Sprint Communications is required to make monthly lease payments to the Spectrum Financing SPEs at a market rate. The lease payments, which are guaranteed by Sprint Corporation and certain subsidiaries (none of which were "Restricted Subsidiaries" under Sprint's indentures) of Sprint Communications (and are secured together with the obligations under another transaction document by substantially all of the assets of such entities on a pari passu basis up to an aggregate cap of $3.5 billion with the grant of security under the secured term loan and revolving bank credit facility and EDC (as defined below) agreement), are sufficient to service the senior secured notes and the lease also constitutes collateral for the senior secured notes. As the Spectrum Financing SPEs are wholly-owned Sprint subsidiaries, these entities are consolidated and all intercompany activity has been eliminated.
Each Spectrum Financing SPE is a separate legal entity with its own separate creditors who will be entitled, prior to and upon the liquidation of the Spectrum Financing SPE, to be satisfied out of the Spectrum Financing SPE's assets prior to any assets of the Spectrum Financing SPE becoming available to Sprint. Accordingly, the assets of the Spectrum Financing SPEs are not available to satisfy the debts and other obligations owed to other creditors of Sprint until the obligations of the Spectrum Financing SPEs under the notes are paid in full.
Credit Facilities
Secured Term Loan and Revolving Bank Credit Facility
On February 3, 2017, we entered into a credit agreement for $6.0 billion, consisting of a $4.0 billion, seven-year secured term loan that matures in February 2024 and a $2.0 billion secured revolving bank credit facility that expires in February 2021. As of March 31, 2018, approximately $151 million in letters of credit were outstanding under the secured revolving bank credit facility, including the letter of credit required by the Report and Order (see Note 11. Commitments and Contingencies). As a result of the outstanding letters of credit, which directly reduce the availability of borrowings, the Company had approximately $1.8 billion of borrowing capacity available under the secured revolving bank credit facility as of March 31, 2018. The bank credit facility requires a ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the bank credit facility (adjusted EBITDA), not to exceed 4.75 to 1.0 through the fiscal quarter ending December 31, 2018. For each fiscal quarter ending March 31, 2019 through December 31, 2019, the Leverage Ratio must not exceed 3.75 to 1.0. The Leverage Ratio must not exceed 3.5 to 1.0 for the fiscal quarter ended March 31, 2020 and each fiscal quarter ending thereafter through expiration of the facility. The term loan has an interest rate equal to LIBOR plus 250 basis points and the secured revolving bank credit facility has an interest rate equal to LIBOR plus a spread that varies depending on the Leverage Ratio. During the year ended March 31, 2018, we made principal repayments totaling $40 million on the secured term loan resulting in a total principal amount of $4.0 billion outstanding as of March 31, 2018.
In consideration of the seven-year secured term loan, we entered into a five-year fixed-for-floating interest rate swap on a $2.0 billion notional amount that has been designated as a cash flow hedge. The effective portion of changes in fair value are recorded in "Other comprehensive income (loss)" in the consolidated statements of comprehensive income (loss) and the ineffective portion, if any, is recorded as interest expense in current period earnings in the consolidated statements of operations. The fair value of the interest rate swap was approximately $41 million as of March 31, 2018, which was recorded as an asset in the consolidated balance sheets and was approximately $2 million as of March 31, 2017, which was recorded as a liability in the consolidated balance sheets.
PRWireless Term Loan
During the three-month period ended December 31, 2017, Sprint and PRWireless PR, Inc. completed a transaction to combine their operations in Puerto Rico and the U.S. Virgin Islands into a new entity. Prior to the formation of the new entity, PRWireless PR, Inc. had incurred $178 million principal amount of debt under a secured term loan, which became debt of the new entity upon the transaction close. The secured term loan bears interest at 5.25% plus LIBOR and expires in June 2020. Any amounts repaid early may not be drawn again. From the effective date of the transaction through March 31, 2018, PRWireless PR, LLC borrowed an additional $5 million and made principal repayments totaling $1 million under the secured term loan resulting in $182 million total principal amount outstanding with an additional $20 million remaining

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

available as of March 31, 2018. Sprint has provided an unsecured guarantee of repayment of the secured term loan obligations. The secured portion of the facility is limited to assets of the new entity as the borrower.
 EDC agreement
As of March 31, 2018, the EDC agreement provided for security and covenant terms similar to our secured term loan and revolving bank credit facility. However, under the terms of the EDC agreement, repayments of outstanding amounts cannot be redrawn. As of March 31, 2018, the total principal amount of our borrowings under the EDC facility was $300 million.
Secured Equipment Credit Facilities
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provided for the ability to borrow up to $800 million to finance network equipment-related purchases from Nokia Solutions and Networks US LLC, USA. The facility's availability for borrowing expired in October 2017. Such borrowings were contingent upon the amount and timing of network-related purchases made by Sprint. During the year ended March 31, 2018, we drew $160 million and made principal repayments totaling $126 million on the facility, resulting in a total principal amount of $174 million outstanding as of March 31, 2018.
K-sure
The K-sure secured equipment credit facility provides for the ability to borrow up to $750 million to finance network equipment-related purchases from Samsung Telecommunications America, LLC. The facility can be divided into three consecutive tranches of varying size. In September 2017, we amended the secured equipment credit facility to extend the borrowing availability through December 2018. Such borrowings are contingent upon the amount and timing of network-related purchases made by Sprint. During the year ended March 31, 2018, we made principal repayments totaling $65 million on the facility, resulting in a total principal amount of $194 million outstanding as of March 31, 2018.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provided for the ability to borrow up to $250 million to finance network equipment-related purchases from Alcatel-Lucent USA Inc. In September 2017, we amended the secured equipment credit facility to restore previously expired commitments of $150 million. During the year ended March 31, 2018, we drew $150 million and made principal repayments totaling $23 million on the facility, resulting in a total principal amount of $159 million outstanding as of March 31, 2018.
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
Accounts Receivable Facility
Transaction Overview
Our Receivables Facility provides us the opportunity to sell certain wireless service receivables, installment receivables, and future amounts due from customers who lease certain devices from us to the Purchasers. The maximum funding limit under the Receivables Facility is $4.3 billion. While we have the right to decide how much cash to receive from each sale, the maximum amount of cash available to us varies based on a number of factors and, as of March 31, 2018, represents approximately 50% of the total amount of the eligible receivables sold to the Purchasers. As of March 31, 2018, the total amount of borrowings under our Receivables Facility was $2.4 billion and the total amount available to be drawn was $1.2 billion. However, subsequent to March 31, 2018, Sprint repaid approximately $1.1 billion in borrowings against the Receivables Facility reducing the outstanding borrowings to approximately $1.3 billion. In February 2017, the Receivables Facility was amended and Sprint regained effective control over the receivables transferred to the Purchasers by obtaining the right, under certain circumstances, to repurchase them. Subsequent to the February 2017 amendment, all proceeds received from the Purchasers in exchange for the transfer of our wireless service and installment receivables are recorded as borrowings and draws and repayments under the Receivables Facility are reported as financing activities in the consolidated statements of cash flows. All cash collected on repurchased receivables continues to be recognized in investing activities in

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the consolidated statements of cash flows. In October 2017, the Receivables Facility was amended to, among other things, extend the maturity date to November 2019 and to reallocate the Purchasers' commitments between wireless service, installment and future lease receivables through May 2018 to 26%, 28% and 46%, respectively. After May 2018, the allocation of the Purchasers' commitments between wireless service, installment and future lease receivables will be 26%, 18% and 56%, respectively. During the year ended March 31, 2018, we drew $2.7 billion and repaid $2.2 billion to the Purchasers.
Prior to the February 2017 amendment, wireless service and installment receivables sold to the Purchasers were treated as a sale of financial assets and we derecognized these receivables, as well as the related allowances, and recognized the net proceeds received in cash provided by operating activities in the consolidated statements of cash flows. The total proceeds from the sale of these receivables were comprised of a combination of cash, which was recognized as operating activities within our consolidated statements of cash flows, and a deferred purchase price (DPP). The DPP was realized by us upon either the ultimate collection of the underlying receivables sold to the Purchasers or upon Sprint's election to receive additional advances in cash from the Purchasers subject to the total availability under the Receivables Facility. All cash collections on the DPP were recognized as investing activities in the consolidated statements of cash flows. The fees associated with these sales were recognized in "Selling, general and administrative" in the consolidated statements of operations through the date of the February 2017 amendment. Subsequent to the February 2017 amendment, the sale of wireless service and installment receivables are reported as financings, which is consistent with our historical treatment for the sale of future lease receivables, and the associated fees are recognized as "Interest expense" in the consolidated statements of operations.
As a result of the February 2017 amendment, we repurchased wireless service and installment receivables totaling $3.1 billion, of which, subsequent cash collections were recognized as investing activities. During the year ended March 31, 2017, prior to the February 2017 amendment, we had non-cash investing activities for wireless service and installment receivables related to the DPP totaling $1.4 billion. During the year ended March 31, 2016, we had non-cash investing activities for wireless service and installment receivables related to the DPP totaling $1.2 billion.
Transaction Structure
Sprint contributes certain wireless service, installment and future lease receivables, as well as the associated leased devices, to Sprint's wholly-owned consolidated bankruptcy-remote special purpose entities (SPEs). At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, installment and future lease receivables to Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life. As of March 31, 2018, wireless service, installment and lease receivables contributed to the SPEs and included in "Accounts and notes receivable, net" in the consolidated balance sheets were $2.8 billion and the long-term portion of installment receivables included in "Other assets" in the consolidated balance sheets was $147 million. As of March 31, 2018, the net book value of devices contributed to the SPEs was approximately $6.0 billion.
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

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Financing Obligations
Network Equipment Sale-Leaseback
In April 2016, Sprint sold and leased back certain network equipment to unrelated bankruptcy-remote special purpose entities (collectively, Network LeaseCo). The network equipment acquired by Network LeaseCo, which consisted primarily of equipment located at cell towers, was used as collateral to raise approximately $2.2 billion in borrowings from external investors, including SoftBank. Principal and interest payments on the borrowings from the external investors were repaid in staggered, unequal payments through January 2018. During the year ended March 31, 2018 we made principal repayments totaling $1.9 billion, resulting in the financing obligation being fully repaid. Network LeaseCo was a variable interest entity for which Sprint was the primary beneficiary. As a result, Sprint was required to consolidate Network LeaseCo and our consolidated financial statements included Network LeaseCo's debt and the related financing cash inflows.
The proceeds received were reflected as cash provided by financing activities in the consolidated statements of cash flows and payments made to Network LeaseCo were reflected as principal repayments and interest expense over the respective terms. Sprint exercised its option to purchase the equipment at the end of the leaseback term for a nominal amount. All intercompany transactions between Network LeaseCo and Sprint were eliminated in our consolidated financial statements.
Handset Sale-Leasebacks
Transaction Structure
Sprint sold certain iPhone® devices being leased by our customers to MLS, a company formed by a group of equity investors, including SoftBank, and then subsequently leased the devices back. Under the agreements, Sprint generally maintained the customer leases, continued to collect and record lease revenue from the customer and remitted monthly rental payments to MLS during the leaseback periods.
Under the agreements, Sprint contributed the devices and the associated customer leases to wholly-owned consolidated bankruptcy-remote special purpose entities of Sprint (SPE Lessees). The SPE Lessees then sold the devices and transferred certain specified customer lease-end rights and obligations, such as the right to receive the proceeds from customers who elected to purchase the device at the end of the customer lease term, to MLS in exchange for a combination of cash and DPP. The DPP was settled after repayment of MLS's senior loan obligations, senior subordinated loan obligations, and a return to MLS's equity holders and was reduced to the extent that MLS experienced a loss on the device (either not returned or sold at an amount less than the expected residual value of the device), but only to the extent of the device's DPP balance. In the event that MLS sold the devices returned from our customers at a price greater than the expected device residual value, Sprint had the potential to share some of the excess proceeds.
The SPE Lessees retained all rights to the underlying customer leases, such as the right to receive the rental payments during the device leaseback period, other than the aforementioned certain specified customer lease-end rights. Each SPE Lessee was a separate legal entity with its own separate creditors who were entitled, prior to and upon the liquidation of the SPE Lessee, to be satisfied out of the SPE Lessee’s assets prior to any assets in the SPE Lessee becoming available to Sprint. Accordingly, the assets of the SPE Lessee were not available to pay creditors of Sprint or any of its affiliates. The SPE Lessees were obligated to pay the full monthly rental payments under each device lease to MLS regardless of whether our customers make lease payments on the devices leased to them or whether the customer lease is canceled. Sprint has guaranteed to MLS (subject to a cap of 20% of the aggregate cash purchase price) the performance of the agreements and undertakings of the SPE Lessees under the transaction documents.
Handset Sale-Leaseback Tranche 2
In May 2016, Sprint entered into Tranche 2. We transferred devices with a net book value of approximately $1.3 billion to MLS in exchange for cash proceeds totaling $1.1 billion and a DPP of $186 million. The proceeds were accounted for as a financing. Accordingly, the devices remained in "Property, plant and equipment, net" in the consolidated balance sheets and we continued to depreciate the assets to their estimated residual values generally over the respective customer lease terms. During the year ended March 31, 2018, we made principal repayments and non-cash adjustments totaling $385 million to MLS. In October 2017, Sprint terminated Tranche 2 pursuant to its terms and repaid all outstanding amounts.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The proceeds received were reflected as cash provided by financing activities in the consolidated statements of cash flows and payments made to MLS were reflected as principal repayments and interest expense. We elected to account for the financing obligation at fair value. Accordingly, changes in the fair value of the financing obligation were recognized in "Other income (expense), net" in the consolidated statements of operations over the course of the arrangement.
Handset Sale-Leaseback Tranche 1
In December 2015, Sprint entered into Tranche 1. We recorded the sale, removed the devices from our balance sheet, and classified the leasebacks as operating leases. The cash proceeds received in the transaction were reflected as cash provided by investing activities in the consolidated statements of cash flows and payments made to MLS under the leaseback were reflected as "Cost of equipment rentals" in the consolidated statements of operations. Rent expense related to MLS totaled $494 million and $277 million for the years ended March 31, 2017 and 2016, respectively, and is reflected in cash flows from operations. In December 2016, Sprint terminated Tranche 1 by repurchasing the devices and related customer lease-end rights and obligations from MLS. Additionally, the leaseback was canceled and there are no further rental payments owed to MLS related to Tranche 1.
Tower Financing
During 2008, we sold and subsequently leased back approximately 3,000 cell sites, of which approximately 2,000 remain as of March 31, 2018. These cell sites continue to be reported as part of our "Property, plant and equipment, net" in our consolidated balance sheets due to our continued involvement with the property sold and the transaction is accounted for as a financing. The financing obligation as of March 31, 2018 is $150 million, which is being amortized through 2021.
Capital Lease and Other Obligations
In May 2016, Sprint closed on a transaction with Shentel to acquire one of our wholesale partners, NTELOS Holdings Corporation (nTelos). The total consideration for this transaction included $181 million, on a net present value basis, of notes payable to Shentel. Sprint will satisfy its obligations under the notes payable over an expected term of five to six years, of which the remaining obligation is $138 million as of March 31, 2018. The remainder of our capital lease and other obligations of $347 million as of March 31, 2018 are primarily for the use of wireless network equipment.
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
As of March 31, 2018, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in the maturities being accelerated.
Under our secured revolving bank credit facility, we are currently restricted from paying cash dividends because our ratio of total indebtedness to adjusted EBITDA (each as defined in the applicable agreements) exceeds 2.5 to 1.0.
Future Maturities of Long-Term Debt, Financing and Capital Lease Obligations
Aggregate amount of maturities for long-term debt, financing and capital lease obligations outstanding as of March 31, 2018, were as follows (in millions):

Fiscal year 2018	$3,393
Fiscal year 2019	5,598
Fiscal year 2020	3,644
Fiscal year 2021	4,395
Fiscal year 2022	3,089
Fiscal year 2023 and thereafter	20,884
41,003
Net premiums and debt financing costs	(111)
$40,892

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
The following provides the activity of the severance and exit costs liability included in "Accounts payable," "Accrued expenses and other current liabilities" and "Other liabilities" within the consolidated balance sheets:

	March 31, 2017	Net (Benefit) Expense		Cash Payments and Other	March 31, 2018
	(in millions)
Lease exit costs	$249	$(2)	(1)	$(82)	$165
Severance costs	12	79	(2)	(27)	64
Access exit costs	40	3	(3)	(24)	19
	$301	$80		$(133)	$248
 _________________

(1)	For the year ended March 31, 2018, we recognized a benefit of $2 million ($5 million benefit Wireless, $3 million costs Wireline).

(2)	For the year ended March 31, 2018, we recognized costs of $79 million ($73 million Wireless, $6 million Wireline).

(3)	For the year ended March 31, 2018, we recognized costs of $3 million ($10 million benefit Wireless, $13 million costs Wireline) as "Severance and exit costs".

	March 31, 2016	Net Expense		Cash Payments and Other	March 31, 2017
	(in millions)
Lease exit costs	$338	$17	(4)	$(106)	$249
Severance costs	150	20	(5)	(158)	12
Access exit costs	37	31	(6)	(28)	40
	$525	$68		$(292)	$301
 _________________

(4)	For the year ended March 31, 2017, we recognized costs of $17 million ($14 million Wireless, $3 million Wireline).

(5)	For the year ended March 31, 2017, we recognized costs of $20 million ($19 million Wireless, $1 million Wireline).

(6)
For the year ended March 31, 2017, we recognized $2 million (solely attributable to Wireline) as "Cost of services" and $29 million ($12 million Wireless, $17 million Wireline) as "Severance and exit costs".

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

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Supplemental Financial Information

	March 31,
	2018	2017
	(in millions)
Accounts and notes receivable, net
Trade	$2,916	$2,947
Unbilled trade installment receivables and other	1,204	1,545
Less allowances for doubtful accounts and deferred interest	(409)	(354)
	$3,711	$4,138
Prepaid expenses and other current assets
Prepaid expenses	$263	$298
Restricted cash	—	21
Deferred charges and other	312	282
	$575	$601
Other assets
Unbilled trade installment receivables, net	$154	$569
Investments	197	237
Restricted cash	49	51
Other	521	456
	$921	$1,313
Accounts payable(1)
Trade	$3,068	$2,937
Accrued interconnection costs	80	123
Capital expenditures and other	261	221
	$3,409	$3,281
Accrued expenses and other current liabilities
Deferred revenues	$1,454	$1,445
Accrued interest	423	511
Accrued taxes	410	435
Payroll and related	405	339
Accrued legal reserves	194	296
Severance, lease and other exit costs	108	83
Asset retirement obligations	145	157
Unfavorable lease liabilities	152	168
Other	671	707
	$3,962	$4,141
Other liabilities
Deferred rental income-communications towers	$199	$207
Deferred rent	605	554
Long-term asset retirement obligations	486	462
Long-term unfavorable lease liabilities	337	490
Postretirement benefits and other non-current employee related liabilities	833	861
Deferred spectrum lease liability	416	348
Other	607	641
	$3,483	$3,563
______________________

(1)
Includes liabilities in the amounts of $66 million and $69 million as of March 31, 2018 and 2017, respectively, for payments issued in excess of associated bank balances but not yet presented for collection.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Income Taxes
Sprint Corporation is the parent of an affiliated group of corporations which join in the filing of a U.S. federal consolidated income tax return. Additionally, we file income tax returns in each state jurisdiction which imposes an income tax. In certain state jurisdictions, Sprint and its subsidiaries file combined tax returns with certain other SoftBank affiliated entities. State tax expense or benefit has been determined utilizing the separate return approach as if Sprint and its subsidiaries file on a stand-alone basis. We also file income tax returns in a number of foreign jurisdictions; however, our foreign income tax activity is immaterial. Cash paid and received for income tax purposes was insignificant for all periods presented.
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
Section 15 of the Internal Revenue Code stipulates that our fiscal year ending March 31, 2018 will have a blended federal statutory tax rate of 31.5%, which is based on the applicable tax rates before and after the effectiveness of the Tax Act and the number of days in the year. The differences that caused our effective income tax rates to differ from the U.S. federal statutory rate for income taxes were as follows:

	Year Ended March 31,
	2018	2017	2016
	(in millions)
Income tax (expense) benefit at the federal statutory rate	$(95)	$270	$649
Effect of:
State income taxes, net of federal income tax effect	(43)	24	38
State law changes, net of federal income tax effect	9	4	20
Increase liability for unrecognized tax benefits	(29)	(14)	(4)
Increase deferred tax liability for business activity changes	(89)	—	—
Credit for increasing research activities	15	15	14
Tax (expense) benefit from organizational restructuring	—	(118)	90
Change in federal and state valuation allowance(1)	224	(615)	(939)
Tax benefit from the Tax Act	7,088	—	—
Other, net	(6)	(1)	(9)
Income tax benefit (expense)	$7,074	$(435)	$(141)
Effective income tax rate	(2,334.7)%	(56.4)%	(7.6)%
 _________________

(1)	Exclusive of $2.1 billion federal and state release included in Tax benefit from the Tax Act line.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income tax benefit (expense) consists of the following:

	Year Ended March 31,
	2018	2017	2016
	(in millions)
Current income tax benefit (expense)
Federal	$22	$50	$13
State	(58)	(50)	(30)
Total current income tax expense	(36)	—	(17)
Deferred income tax benefit (expense)
Federal	7,234	(284)	(206)
State	(115)	(149)	83
Total deferred income tax benefit (expense)	7,119	(433)	(123)
Foreign income tax expense	(9)	(2)	(1)
Total income tax benefit (expense)	$7,074	$(435)	$(141)
Income tax benefit (expense) allocated to other items was as follows:

	Year Ended March 31,
	2018	2017	2016
	(in millions)
Unrecognized net periodic pension and other postretirement benefit cost(1)	$9	$(24)	$—
Unrealized holding gains (losses) on derivatives(1)	$(6)	$—	$—
_______________

(1)	These amounts have been recognized in accumulated other comprehensive loss.
We recognized, as a provisional estimate, a $7.1 billion non-cash tax benefit through income from continuing operations for the re-measurement of deferred tax assets and liabilities due to changes in tax laws included in the Tax Act. This re-measurement of deferred taxes had no impact on cash flows.
The re-measurement was driven by two provisions in the Tax Act. First as a result of the corporate tax rate reduction from 35% to 21%, we recognized a $5.0 billion non-cash tax benefit through income from continuing operations for the re-measurement of our deferred tax assets and liabilities. Secondly, the Tax Act included a provision whereby net operating losses generated in tax years beginning after December 31, 2017 may be carried forward indefinitely. The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. The provision in the Tax Act, modifying the carryforward period of net operating losses, changed our assessment as to the ability to recognize deferred tax assets on certain deductible temporary differences projected to be realized in tax years with an indefinite-lived carryforward period. In assessing the ability to realize these deferred tax assets, we considered taxable temporary differences from indefinite-lived assets, such as FCC licenses, to be an available source of future taxable income. This source of income was not previously considered because it could not be scheduled to reverse in the same period as the definite-lived deductible temporary differences. As a result of this change in assessment, we recognized a $2.1 billion non-cash tax benefit through income from continuing operations to reduce our valuation allowance.
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

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recognized for the temporary differences between the carrying amounts of our assets and liabilities for financial statement purposes and their tax bases. Deferred tax assets are also recorded for net operating loss, capital loss and tax credit carryforwards. The sources of the differences that give rise to the deferred income tax assets and liabilities as of March 31, 2018 and 2017, along with the income tax effect of each, were as follows:

	March 31,
	2018	2017
	(in millions)
Deferred tax assets
Net operating loss carryforwards	$4,116	$6,812
Tax credit carryforwards	244	340
Capital loss carryforwards	—	1
Property, plant and equipment	2,192	2,192
Debt obligations	64	205
Deferred rent	231	402
Pension and other postretirement benefits	219	332
Accruals and other liabilities	913	1,454
	7,979	11,738
Valuation allowance	(4,745)	(10,477)
	3,234	1,261
Deferred tax liabilities
FCC licenses	8,877	12,876
Trademarks	1,131	1,712
Intangibles	298	771
Other	222	318
	10,528	15,677

Long-term deferred tax liability	$7,294	$14,416
On December 22, 2017 the SEC issued Staff Accounting Bulletin No. 118 (SAB 118) which addresses income tax accounting implications of the Tax Act. The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the Tax Act was enacted. SAB 118 addresses situations where the accounting is incomplete for certain income tax effects of the Tax Act upon issuance of a company’s financial statements for the reporting period which included the enactment date. SAB 118 allows for a provisional estimate to be recorded if it is a reasonable estimate of the impact of the Tax Act. Additionally, SAB 118 allows for a measurement period to finalize the impacts of the Tax Act, not to extend beyond one year from the date of enactment.
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
In accordance with SAB 118, we recorded, as a provisional estimate, a $7.1 billion non-cash tax benefit through income from continuing operations in our consolidated statements of operations. This amount is a reasonable estimate of the tax effects of the Tax Act on our financial statements. We will continue to analyze the effects of the Tax Act on the financial statements and operations and record any additional impacts as they are identified during the measurement period provided for in SAB 118.
Income tax benefit of $7.1 billion for the year ended March 31, 2018 was primarily attributable to the impact of the Tax Act as previously discussed.

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
Income tax expense of $141 million for the year ended March 31, 2016 was primarily attributable to tax expense resulting from taxable temporary differences from the tax amortization of FCC licenses, partially offset by tax benefits from the reversal of state income tax valuation allowance on deferred tax assets and changes in state income tax laws enacted during the year. As a result of organizational restructuring, which drove a sustained increase in the profitability of specific legal entities, we revised our estimate regarding the ability to realize of the involved entities' deferred state tax assets and recorded a state tax benefit of $90 million.
During the years ended March 31, 2018, 2017, and 2016, we generated $(109) million, $204 million, and $343 million, respectively, of foreign income (loss), which is included in "Income (loss) before income taxes" in the consolidated statements of operations. We have no material unremitted earnings of foreign subsidiaries.
As of March 31, 2018, we had federal net operating loss carryforwards of $13.9 billion, state net operating loss carryforwards of $16.0 billion and foreign net operating loss carryforwards of $953 million. Related to these loss carryforwards, we have recorded federal tax benefits of $2.9 billion, net state tax benefits of $952 million and foreign tax benefits of $297 million before consideration of the valuation allowances. Approximately $703 million of the federal net operating loss carryforwards expire between fiscal years 2018 and 2022. The remaining $13.2 billion expire in varying amounts between fiscal years 2023 and 2034. The state net operating loss carryforwards expire in varying amounts through fiscal year 2036. Foreign net operating loss carryforwards of $550 million do not expire. The remaining foreign net operating loss carryforwards expire in varying amounts between fiscal years 2018 and 2036.
We also had available $353 million of federal and state income tax credit carryforwards as of March 31, 2018. Included in this amount are $12 million of income tax credits which expire prior to fiscal year 2019 and $306 million which expire in varying amounts between fiscal years 2019 and 2037. The remaining $35 million do not expire.
Unrecognized tax benefits are established for uncertain tax positions based upon estimates regarding potential future challenges to those positions at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. Interest related to these unrecognized tax benefits is recognized in interest expense. Penalties are recognized as additional income tax expense. The unrecognized tax benefits attributable to uncertain tax positions were $239 million and $190 million, as of the March 31, 2018 and 2017, respectively. As of March 31, 2018, the unrecognized tax benefits included items that would favorably affect the income tax provision by $217 million, if recognized without an offsetting valuation allowance adjustment. The accrued liability for income tax related interest and penalties was insignificant for all periods presented.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Year Ended March 31,
	2018	2017
	(in millions)
Balance at beginning of period	$190	$166
Additions based on current year tax positions	21	15
Additions based on prior year tax positions	53	10
Reductions for prior year tax positions	(24)	—
Reductions for lapse of statute of limitations	(1)	(1)
Balance at end of period	$239	$190
We are not currently under examination by the U.S. Internal Revenue Service. We are involved in multiple state income tax examinations related to various years beginning with 1996, which are in various stages of the examination, administrative/judicial review or appellate process. Based on our current knowledge of the examinations, administrative/

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

judicial reviews and appellate processes, we believe it is reasonably possible uncertain tax positions may be resolved during the next twelve months which could result in a reduction of up to $34 million in our unrecognized tax benefits.
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
Litigation, Claims and Assessments
In March 2009, a stockholder brought suit, Bennett v. Sprint Nextel Corp., in the U.S. District Court for the District of Kansas, alleging that Sprint Communications and three of its former officers violated Section 10(b) of the Exchange Act and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The district court granted final approval of a settlement in August 2015, which did not have a material impact to our financial statements. Five stockholder derivative suits related to this 2009 stockholder suit were filed against Sprint Communications and certain of its present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas on April 8, 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case; the second, Randolph v. Forsee, was filed on July 15, 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court; the third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; the fourth, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and the fifth, Hartleib v. Forsee, et. al., was filed in federal court in Kansas on July 14, 2011. These cases were essentially stayed while the Bennett case was pending, and we have reached an agreement in principle to settle the matters, by agreeing to some governance provisions and by paying plaintiffs' attorneys fees in an immaterial amount. The court approved the settlement but reduced the plaintiffs' attorneys fees. On April 27, 2018, the court of appeals for the state of Kansas affirmed the settlement ruling. Further appeals are possible.
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
Sprint Communications is also a defendant in a complaint filed by several stockholders of Clearwire Corporation (Clearwire) asserting claims for breach of fiduciary duty by Sprint Communications, and related claims and otherwise challenging the Clearwire acquisition. ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., was filed April 26, 2013, in Chancery Court in Delaware. Plaintiffs in the ACP Master, LTD suit have also filed suit requesting an appraisal of the fair value of their Clearwire stock. Trial of those cases took place in October and November 2016. On July 21, 2017, the

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Delaware Chancery Court ruled in Sprint's favor in both cases. It found no breach of fiduciary duty, and determined the value of Clearwire shares under the Delaware appraisal statute to be $2.13 per share plus statutory interest. The plaintiffs filed an appeal and on April 23, 2018, the Delaware Supreme Court affirmed the ruling of the Delaware Chancery Court in its entirety.
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
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us or our subsidiaries. As of March 31, 2018, we have accrued $114 million associated with a state tax matter. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.
During the year ended March 31, 2018, Sprint settled several related patent infringement lawsuits and received payments of approximately $350 million, excluding legal fees incurred, included in "Other, net" within operating income in the consolidated statements of operations.
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
The minimum cash obligation was $2.8 billion under the Report and Order. We are, however, obligated to continue to pay the full amount of the costs relating to the reconfiguration plan, although those costs have exceeded $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The letter of credit was initially $2.5 billion, but has been reduced during the course of the proceeding to $115 million as of March 31, 2018. Since the inception of the program, we have incurred payments of approximately $3.6 billion directly attributable to our performance under the Report and Order, including approximately $15 million during the year ended March 31, 2018. When incurred, substantially all costs are accounted for as additions to FCC licenses with the remainder as property, plant and equipment. Based on our expenses to date and on third party administrator's audits, we have exceeded $2.8 billion minimum cash obligation required by the FCC. On October 12, 2017, the FCC released a Declaratory Ruling that we have met the minimum cash obligation under the Report and Order and concluded that Sprint will not be required to make any payments to the U.S. Treasury.
Completion of the 800 MHz band reconfiguration was initially required by June 26, 2008 and public safety reconfiguration is nearly complete across the country with the exception of the States of Arizona, California, Texas and New

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Mexico. The FCC continues to grant the remaining 800 MHz public safety licensees additional time to complete their band reconfigurations which, in turn, delays our access to our 800 MHz replacement channels in these areas. In the non-border areas of these states where band reconfiguration is complete, Sprint has received its replacement spectrum in the 800 MHz band and Sprint is deploying 3G CDMA and 4G LTE on this spectrum in combination with its spectrum in the 1.9 GHz and 2.5 GHz bands.
Future Minimum Commitments
As of March 31, 2018, the minimum estimated amounts due under operating leases, spectrum leases and service credits, and purchase orders and other commitments were as follows:

Future Minimum Commitments	Total	Fiscal Year 2018	Fiscal Year 2019	Fiscal Year 2020	Fiscal Year 2021	Fiscal Year 2022	Fiscal Year 2023 and thereafter
	(in millions)
Operating leases	$13,002	$2,205	$2,147	$2,035	$1,739	$1,198	$3,678
Spectrum leases and service credits	6,759	249	272	248	266	262	5,462
Purchase orders and other commitments	11,068	7,732	1,029	565	393	235	1,114
Total	$30,829	$10,186	$3,448	$2,848	$2,398	$1,695	$10,254
Operating Leases
We lease various equipment, office facilities, retail outlets and kiosks, switching facilities and cell sites under operating leases. The non-cancelable portion of these leases generally ranges from monthly up to 15 years. These leases, with few exceptions, provide for automatic renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. Our lease term for cell site leases, which are a majority of our leases, includes the initial non-cancelable term plus at least one renewal period if the non-cancelable term is less than ten years, as the exercise of the related renewal option or options is reasonably assured. Our cell site leases generally provide for an initial non-cancelable term of five to twelve years with up to five renewal options for five years each.
Our rental commitments for operating leases, including lease renewals that are reasonably assured, consisted mainly of leases for cell and switch sites, real estate, information technology and network equipment and office space. Total rental expense was $2.7 billion, $3.1 billion, and $2.9 billion, for the years ended March 31, 2018, 2017 and 2016, respectively.
Spectrum Leases and Service Credits
Certain of the spectrum leases provide for minimum lease payments, additional charges, renewal options and escalation clauses. Leased spectrum agreements generally have terms of up to 30 years. We expect that all renewal periods in our spectrum leases will be exercised by us.
We also have commitments to provide services to certain lessors, and to reimburse lessors for certain capital equipment and third-party service expenditures over the term of the lease. We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced by services provided and as actual invoices are presented and paid to the lessors. During the period ended March 31, 2018, we satisfied $6 million related to these commitments. The maximum remaining commitment at March 31, 2018 was $77 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15 to 30 years.
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

Note 12.	Stockholders' Equity and Per Share Data
Our certificate of incorporation authorizes 10,020,000,000 shares of capital stock as follows:

•	9,000,000,000 shares of common stock, par value $0.01 per share;

•	1,000,000,000 shares of non-voting common stock, par value $0.01 per share; and

•	20,000,000 shares of preferred stock, par value $0.0001 per share.
Classes of Common Stock
Voting Common Stock
The holders of our common stock are entitled to one vote per share on all matters submitted for action by the stockholders. There were approximately 4.0 billion shares of common stock outstanding as of March 31, 2018.
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
Dividends
We did not declare any dividends on our common shares for all periods presented in the consolidated financial statements. We are currently restricted from paying cash dividends by the terms of our secured revolving bank credit facility (see Note 7. Long-Term Debt, Financing and Capital Lease Obligations).
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax were as follows:

	March 31,
	2018	2017
	(in millions)
Unrecognized net periodic pension and postretirement benefit cost	$(337)	$(369)
Unrealized net gains related to investments	8	—
Unrealized net gain (losses) on derivatives	32	(2)
Foreign currency translation adjustments	(16)	(33)
Accumulated other comprehensive loss	$(313)	$(404)
Per Share Data
Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share adjusts basic net income (loss) per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. As of the year ended March 31, 2018, the computation of diluted net income (loss) per common share includes the effect of dilutive securities consisting of approximately 61 million options and restricted stock units, in addition to 18 million shares attributable to warrants, of which 14 million relate to the warrant held by SoftBank. Outstanding options to purchase shares totaling 6 million were not included in the computation of diluted net income (loss) per common share because to do so would have been antidilutive. Outstanding options and restricted stock units (exclusive of participating securities) that had no effect on our computation of dilutive weighted average number of shares outstanding as their effect would have been antidilutive were approximately 114 million and 73 million as of the years ended March 31, 2017 and 2016, respectively, in addition to 62 million total shares issuable under warrants, of which 55 million relate to shares issuable under the warrant held by SoftBank. The warrant was issued to SoftBank at the close of the merger with SoftBank and is exercisable at $5.25 per share at the option of Softbank, in whole or in part, at any time on or prior to July 10, 2018.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Segments
Sprint operates two reportable segments: Wireless and Wireline.

•
Wireless primarily includes retail, wholesale, and affiliate revenue from a wide array of wireless voice and data transmission services, revenue from the sale of wireless devices (handsets and tablets) and accessories, and equipment rentals from devices leased to customers, all of which are generated in the U.S., Puerto Rico and the U.S. Virgin Islands.

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
Segment financial information is as follows:

Statement of Operations Information	Wireless including hurricane and other	Wireless hurricane and other	Wireless excluding hurricane and other	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Year Ended March 31, 2018
Net operating revenues(2)	$31,137	$33	$31,170	$1,251	$18	$32,439
Inter-segment revenues(1)	—	—	—	328	(328)	—
Total segment operating expenses(2)	(20,090)	125	(19,965)	(1,697)	292	(21,370)
Segment earnings	$11,047	$158	$11,205	$(118)	$(18)	11,069
Less:
Depreciation - network and other						(3,976)
Depreciation - equipment rentals						(3,792)
Amortization						(812)
Hurricane-related charges(2)						(107)
Other, net(3)						345
Operating income						2,727
Interest expense						(2,365)
Other expense, net						(59)
Income before income taxes						$303

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Year Ended March 31, 2017
Net operating revenues	$31,787	$1,545	$15	$33,347
Inter-segment revenues(1)	—	498	(498)	—
Total segment operating expenses	(21,973)	(1,924)	484	(23,413)
Segment earnings	$9,814	$119	$1	9,934
Less:
Depreciation - network and other				(3,982)
Depreciation - equipment rentals				(3,116)
Amortization				(1,052)
Other, net(3)				(20)
Operating income				1,764
Interest expense				(2,495)
Other expense, net				(40)
Loss before income taxes				$(771)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Year Ended March 31, 2016
Net operating revenues	$30,377	$1,790	$13	$32,180
Inter-segment revenues(1)	—	592	(592)	—
Total segment operating expenses	(22,326)	(2,290)	582	(24,034)
Segment earnings	$8,051	$92	$3	8,146
Less:
Depreciation - network and other				(4,013)
Depreciation - equipment rentals				(1,781)
Amortization				(1,294)
Other, net(3)				(748)
Operating income				310
Interest expense				(2,182)
Other income, net				18
Loss before income taxes				$(1,854)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
As of and for the year ended March 31, 2018
Capital expenditures	$10,221	$166	$393	$10,780
Total assets	$73,834	$1,117	$10,508	$85,459

As of and for the year ended March 31, 2017
Capital expenditures	$6,568	$94	$264	$6,926
Total assets	$74,098	$1,168	$9,857	$85,123

As of and for the year ended March 31, 2016
Capital expenditures	$9,987	$279	$312	$10,578
Total assets	$73,408	$1,255	$4,312	$78,975

 _________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

(2)
The year ended March 31, 2018 includes $107 million of hurricane-related charges which are classified in our consolidated statements of operations as follows: $33 million as contra-revenue in net operating revenues, $48 million as cost of services, $21 million as selling, general and administrative expenses and $5 million as other, net, all within the Wireless segment. In addition, the year ended March 31, 2018 includes a $51 million charge related to a regulatory fee matter, which is classified as cost of services in our consolidated statements of operations.

(3)
Other, net for the year ended March 31, 2018 consists of $80 million of severance and exit costs and a $364 million loss on disposal of property, plant and equipment, which consisted of a $370 million loss related to cell site construction costs that are no longer recoverable as a result of changes in our

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

network plans, offset by a $6 million gain. In addition, the year ended March 31, 2018 included a $479 million non-cash gain related to spectrum license exchanges with other carriers, net reductions of $305 million primarily associated with legal settlements or favorable developments in pending legal proceedings, combined with a $5 million reversal of previously accrued contract termination costs related to the termination of our relationship with General Wireless Operations Inc. (RadioShack). Other, net for the year ended March 31, 2017 consists of $66 million of severance and exit costs, a $140 million for a state tax matter combined with legal reserves related to other pending legal suits and proceedings, and a $28 million loss on disposal of property, plant and equipment related to cell site construction costs that are no longer recoverable as a result of changes in our network plans. In addition, the year ended March 31, 2017 included a $354 million non-cash gain related to spectrum license exchanges with other carriers and $140 million of contract termination costs, primarily related to the termination of our pre-existing wholesale arrangement with nTelos, as a result of the Shentel transaction combined with the costs related to the termination of our relationship with RadioShack. Other, net for the year ended March 31, 2016 consists of $409 million of severance and exit costs, combined with $193 million for legal reserves related to various pending legal suits and proceedings and a $166 million loss on disposal of property, plant and equipment related to cell site construction costs and other network costs that are no longer recoverable as a result of changes in the Company's network plans, partially offset by $20 million of income resulting from a revision to our estimate of a previously recorded reserve.

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Year Ended March 31, 2018
Service revenue(2)	$21,400	$1,514	$(328)	$22,586
Wireless equipment sales	4,524	—	—	4,524
Wireless equipment rentals	4,048	—	—	4,048
Other	1,198	65	18	1,281
Total net operating revenues	$31,170	$1,579	$(310)	$32,439

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Year Ended March 31, 2017
Service revenue(3)	$22,755	$1,962	$(495)	$24,222
Wireless equipment sales	4,684	—	—	4,684
Wireless equipment rentals	3,295	—	—	3,295
Other(3)	1,053	81	12	1,146
Total net operating revenues	$31,787	$2,043	$(483)	$33,347

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Year Ended March 31, 2016
Service revenue(3)	$24,304	$2,295	$(588)	$26,011
Wireless equipment sales	3,168	—	—	3,168
Wireless equipment rentals	1,838	—	—	1,838
Other(3)	1,067	87	9	1,163
Total net operating revenues	$30,377	$2,382	$(579)	$32,180

_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

(2)
Wireless services related to the Wireless segment for the year ended March 31, 2018 excludes $33 million of hurricane-related contra-revenue charges reflected in net operating revenues in our consolidated statements of operations.

(3)
Sprint is no longer reporting Lifeline subscribers due to regulatory changes resulting in tighter program restrictions. We have excluded these subscribers from our customer base for all periods presented, including our Assurance Wireless prepaid brand and subscribers through our wholesale Lifeline mobile virtual network operators (MVNO). The above tables reflect the reclassification of the related Assurance Wireless prepaid revenue within the Wireless segment from Wireless services to Other of $360 million and $323 million for the year ended March 31, 2017 and 2016, respectively. Revenue associated with subscribers through our wholesale Lifeline MVNOs continues to remain in Other following this change.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14.	Quarterly Financial Data (Unaudited)

	Quarter
	1st	2nd	3rd	4th
	(in millions, except per share amounts)
Fiscal year 2017
Net operating revenues	$8,157	$7,927	$8,239	$8,083
Operating income	$1,163	$601	$727	$236
Net income (loss)	$206	$(48)	$7,156	$63
Net income (loss) attributable to Sprint Corporation	$206	$(48)	$7,162	$69
Basic income (loss) per common share(1)	$0.05	$(0.01)	$1.79	$0.02
Diluted income (loss) per common share(1)	$0.05	$(0.01)	$1.76	$0.02

Fiscal year 2016
Net operating revenues	$8,012	$8,247	$8,549	$8,539
Operating income	$361	$622	$311	$470
Net loss	$(302)	$(142)	$(479)	$(283)
Basic and diluted loss per common share(1)	$(0.08)	$(0.04)	$(0.12)	$(0.07)
_____________

(1)	The sum of the quarterly earnings per share amounts may not equal the annual amounts because of the changes in the weighted average number of shares outstanding during the year.

Note 15.	Related-Party Transactions
SoftBank Related-Party Transactions
In addition to agreements arising out of or relating to the SoftBank Merger, Sprint has entered into various other arrangements with SoftBank or its controlled affiliates (SoftBank Parties) or with third parties to which SoftBank Parties are also parties, including arrangements for international wireless roaming, wireless and wireline call termination, real estate, logistical management and other services.
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
The supply chain and inventory management arrangement included, among other things, that Brightstar may purchase inventory from the OEMs to sell directly to our indirect dealers. As compensation for these services, we remit per unit fees to Brightstar for each device sold to dealers or retailers in our indirect channels. During the years ended March 31, 2018, 2017, and 2016 we incurred fees under these arrangements totaling $93 million, $64 million, and $102 million, respectively, which are recognized in "Cost of equipment sales" and "Selling, general and administrative" expenses in the consolidated statements of operations. Selling, general and administrative expenses include additional costs not included in the above amounts as they are not material. Additionally, we have an arrangement with Brightstar whereby they perform certain of our reverse logistics including device buyback, trade-in technology and related services.
During the quarter ended September 30, 2017, we entered into an arrangement with Brightstar whereby accessories previously procured by us and sold to customers in our direct channels will now be procured and consigned to us from Brightstar. Amounts billed from the sale of accessory inventory are remitted to Brightstar. In exchange for our efforts to sell accessory inventory owned by Brightstar, we will receive a fixed fee from Brightstar for each device activated in our direct channels. During the year ended March 31, 2018, Sprint earned fees under these arrangements of $154 million, which are recognized as other revenue within "Service revenue" in the consolidated statements of operations.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Amounts included in our consolidated financial statements associated with these arrangements with Brightstar were as follows:

	March 31,
Consolidated balance sheets:	2018	2017
	(in millions)
Accounts receivable	$188	$367
Accounts payable	$88	$160

	Year Ended March 31,
Consolidated statements of operations:	2018	2017	2016
	(in millions)
Equipment sales	$1,922	$1,682	$1,731
Cost of equipment sales	$1,986	$1,600	$1,743
In addition to the amounts associated with the supply chain and inventory management arrangements discussed above, Sprint earned fees from a Brightstar subsidiary for billing and collecting payments from subscribers under certain insurance programs of approximately $38 million, $100 million, and $103 million from a Brightstar subsidiary, in the years ended March 31, 2018, 2017, and 2016, respectively, which are recognized as "Service revenue" in the consolidated statements of operations.
SoftBank
In November 2015 and April 2016, Sprint entered into Tranche 1 and Tranche 2, respectively, with MLS, a company formed by a group of equity investors, including SoftBank, to sell and lease-back certain devices, which are currently being leased by our customers, for total cash proceeds of approximately $2.2 billion. SoftBank's initial equity investment in MLS totaled $79 million. Brightstar provides reverse logistics and remarketing services to MLS with respect to the devices.
In December 2016, Tranche 1 was terminated and the associated devices were repurchased by Sprint from MLS. With the cash proceeds, MLS repurchased the equity units from its investors including SoftBank. In October 2017, Sprint terminated Tranche 2 pursuant to its terms and repaid all outstanding amounts.
In April 2016, Sprint sold and leased back certain network equipment to Network LeaseCo. The network equipment acquired by Network LeaseCo, which is consolidated by us, was used as collateral to raise approximately $2.2 billion in borrowings from external investors, including $250 million from SoftBank. Principal and interest payments on the borrowings from the external investors were repaid in staggered, unequal payments through January 2018. During the year ended March 31, 2018 we made principal repayments totaling $1.9 billion, resulting in the financing obligation being fully repaid (see Note 7. Long-Term Debt, Financing and Capital Lease Obligations).
All other transactions under agreements with SoftBank Parties, in the aggregate, were immaterial through the period ended March 31, 2018.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16.	Guarantor Financial Information
On September 11, 2013, Sprint Corporation issued $2.25 billion aggregate principal amount of 7.250% notes due 2021 and $4.25 billion aggregate principal amount of 7.875% notes due 2023 in a private placement transaction with registration rights. On December 12, 2013, Sprint Corporation issued $2.5 billion aggregate principal amount of 7.125% notes due 2024 in a private placement transaction with registration rights. Each of these issuances is fully and unconditionally guaranteed by Sprint Communications (Subsidiary Guarantor), which is a 100% owned subsidiary of Sprint Corporation (Parent/Issuer). In connection with the foregoing, in November 2014, the Company and Sprint Communications completed an offer to exchange the notes for a new issue of substantially identical exchange notes registered under the Securities Act of 1933. We did not receive any proceeds from this exchange offer. In addition, on February 24, 2015, Sprint Corporation issued $1.5 billion aggregate principal amount of 7.625% notes due 2025, and on February 20, 2018, Sprint Corporation issued $1.5 billion aggregate principal amount of 7.625% senior notes due 2026, which are fully and unconditionally guaranteed by Sprint Communications.
During the years ended March 31, 2018 and 2017 there were non-cash equity distributions from Non-Guarantor Subsidiaries to Subsidiary Guarantor of approximately $12.8 billion and non-cash equity contributions from Subsidiary Guarantor to Non-Guarantor Subsidiaries of approximately $450 million, respectively, as a result of organizational restructuring for tax purposes. We also replaced $24.4 billion of short-term payables with intercompany notes issued by the Subsidiary Guarantor to the Non-Guarantor Subsidiaries during the year ended March 31, 2018. The notes are subordinated to all unaffiliated third party obligations of Sprint Corporation and its subsidiaries.
Under the Subsidiary Guarantor's secured revolving bank credit facility, the Subsidiary Guarantor is currently restricted from paying cash dividends to the Parent/Issuer or any Non-Guarantor Subsidiary because the ratio of total indebtedness to adjusted EBITDA (each as defined in the applicable agreement) exceeds 2.5 to 1.0.
Sprint has a Receivables Facility providing for the sale of eligible wireless service, installment and certain future lease receivables. In April 2016, Sprint entered into the Tranche 2 transaction to sell and leaseback certain leased devices and a separate network equipment sale-leaseback transaction to sell and leaseback certain network equipment. In October 2016, Sprint transferred certain directly held and third-party leased spectrum licenses to wholly-owned bankruptcy-remote special purpose entities as part of the spectrum financing transaction. In connection with each of the Receivables Facility, Tranche 2, and the spectrum financing transaction, Sprint formed certain wholly-owned bankruptcy-remote subsidiaries that are included in the non-guarantor subsidiaries' condensed consolidated financial information. In addition, the bankruptcy-remote special purpose entities formed in connection with the network equipment sale-leaseback transaction, but which are not Sprint subsidiaries, are included in the non-guarantor subsidiaries' condensed consolidated financial information. Each of these is a separate legal entity with its own separate creditors who will be entitled, prior to and upon its liquidation, to be satisfied out of its assets prior to any assets becoming available to Sprint (see Note 7. Long-Term Debt, Financing and Capital Lease Obligations).
We have accounted for investments in subsidiaries using the equity method. Presented below is the condensed consolidating financial information.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2018
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$6,222	$388	$—	$6,610
Short-term investments	—	2,354	—	—	2,354
Accounts and notes receivable, net	99	248	3,711	(347)	3,711
Current portion of notes receivable from consolidated affiliates	—	424	—	(424)	—
Device and accessory inventory	—	—	1,003	—	1,003
Prepaid expenses and other current assets	5	9	561	—	575
Total current assets	104	9,257	5,663	(771)	14,253
Investments in subsidiaries	26,351	18,785	—	(45,136)	—
Property, plant and equipment, net	—	—	19,925	—	19,925
Due from consolidated affiliates	1	—	594	(595)	—
Note receivable from consolidated affiliates	11,887	23,991	—	(35,878)	—
Intangible assets
Goodwill	—	—	6,586	—	6,586
FCC licenses and other	—	—	41,309	—	41,309
Definite-lived intangible assets, net	—	—	2,465	—	2,465
Other assets	—	185	736	—	921
Total assets	$38,343	$52,218	$77,278	$(82,380)	$85,459

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$—	$3,409	$—	$3,409
Accrued expenses and other current liabilities	100	341	3,868	(347)	3,962
Current portion of long-term debt, financing and capital lease obligations	—	1,832	1,597	—	3,429
Current portion of notes payable to consolidated affiliates	—	—	424	(424)	—
Total current liabilities	100	2,173	9,298	(771)	10,800
Long-term debt, financing and capital lease obligations	11,887	10,381	15,195	—	37,463
Notes payable due to consolidated affiliates	—	11,887	23,991	(35,878)	—
Deferred tax liabilities	—	—	7,294	—	7,294
Other liabilities	—	831	2,652	—	3,483
Due to consolidated affiliates	—	595	—	(595)	—
Total liabilities	11,987	25,867	58,430	(37,244)	59,040
Commitments and contingencies
Total stockholders' equity	26,356	26,351	18,785	(45,136)	26,356
Noncontrolling interests	—	—	63	—	63
Total equity	26,356	26,351	18,848	(45,136)	26,419
Total liabilities and equity	$38,343	$52,218	$77,278	$(82,380)	$85,459

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2017
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,461	$409	$—	$2,870
Short-term investments	—	5,444	—	—	5,444
Accounts and notes receivable, net	86	1	4,137	(86)	4,138
Device and accessory inventory	—	—	1,064	—	1,064
Prepaid expenses and other current assets	—	11	590	—	601
Total current assets	86	7,917	6,200	(86)	14,117
Investments in subsidiaries	18,800	23,854	—	(42,654)	—
Property, plant and equipment, net	—	—	19,209	—	19,209
Due from consolidated affiliates	25	13,032	—	(13,057)	—
Note receivable from consolidated affiliates	10,394	575	—	(10,969)	—
Intangible assets
Goodwill	—	—	6,579	—	6,579
FCC licenses and other	—	—	40,585	—	40,585
Definite-lived intangible assets, net	—	—	3,320	—	3,320
Other assets	—	134	1,179	—	1,313
Total assets	$29,305	$45,512	$77,072	$(66,766)	$85,123

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$—	$3,281	$—	$3,281
Accrued expenses and other current liabilities	103	478	3,646	(86)	4,141
Current portion of long-term debt, financing and capital lease obligations	—	1,356	3,680	—	5,036
Total current liabilities	103	1,834	10,607	(86)	12,458
Long-term debt, financing and capital lease obligations	10,394	13,647	11,837	—	35,878
Note payable due to consolidated affiliates	—	10,394	575	(10,969)	—
Deferred tax liabilities	—	—	14,416	—	14,416
Other liabilities	—	837	2,726	—	3,563
Due to consolidated affiliates	—	—	13,057	(13,057)	—
Total liabilities	10,497	26,712	53,218	(24,112)	66,315
Commitments and contingencies
Total stockholders' equity	18,808	18,800	23,854	(42,654)	18,808
Total liabilities and stockholders' equity	$29,305	$45,512	$77,072	$(66,766)	$85,123

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31, 2018
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service revenue	$—	$—	$23,834	$—	$23,834
Equipment sales	—	—	4,524	—	4,524
Equipment rentals	—	—	4,048	—	4,048
	—	—	32,406	—	32,406
Net operating expenses:
Cost of services (exclusive of depreciation and amortization below)	—	—	6,801	—	6,801
Cost of equipment sales	—	—	6,109	—	6,109
Cost of equipment rentals (exclusive of depreciation below)	—	—	493	—	493
Selling, general and administrative	—	—	8,087	—	8,087
Severance and exit costs	—	—	80	—	80
Depreciation - network and other	—	—	3,976	—	3,976
Depreciation - equipment rentals	—	—	3,792	—	3,792
Amortization	—	—	812	—	812
Other, net	—	(55)	(416)	—	(471)
	—	(55)	29,734	—	29,679
Operating income	—	55	2,672	—	2,727
Other income (expense):
Interest income	802	1,289	11	(2,017)	85
Interest expense	(802)	(1,643)	(1,937)	2,017	(2,365)
Earnings (losses) of subsidiaries	7,389	7,784	—	(15,173)	—
Other expense, net	—	(96)	(48)	—	(144)
	7,389	7,334	(1,974)	(15,173)	(2,424)
Income (loss) before income taxes	7,389	7,389	698	(15,173)	303
Income tax benefit	—	—	7,074	—	7,074
Net income (loss)	7,389	7,389	7,772	(15,173)	7,377
Less: Net loss attributable to noncontrolling interests	—	—	12	—	12
Net income (loss) attributable to Sprint Corporation	7,389	7,389	7,784	(15,173)	7,389
Other comprehensive income (loss)	31	31	48	(79)	31
Comprehensive income (loss)	$7,420	$7,420	$7,820	$(15,252)	$7,408

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31, 2017
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service revenue	$—	$—	$25,368	$—	$25,368
Equipment sales	—	—	4,684	—	4,684
Equipment rentals	—	—	3,295	—	3,295
	—	—	33,347	—	33,347
Net operating expenses:
Cost of services (exclusive of depreciation and amortization below)	—	—	7,861	—	7,861
Cost of equipment sales	—	—	6,583	—	6,583
Cost of equipment rentals (exclusive of depreciation below)	—	—	975	—	975
Selling, general and administrative	—	—	7,994	—	7,994
Severance and exit costs	—	—	66	—	66
Depreciation - network and other	—	—	3,982	—	3,982
Depreciation - equipment rentals	—	—	3,116	—	3,116
Amortization	—	—	1,052	—	1,052
Other, net	—	—	(46)	—	(46)
	—	—	31,583	—	31,583
Operating income	—	—	1,764	—	1,764
Other (expense) income:
Interest income	790	145	21	(896)	60
Interest expense	(790)	(1,675)	(926)	896	(2,495)
(Losses) earnings of subsidiaries	(1,206)	402	—	804	—
Other expense, net	—	(78)	(22)	—	(100)
	(1,206)	(1,206)	(927)	804	(2,535)
(Loss) income before income taxes	(1,206)	(1,206)	837	804	(771)
Income tax expense	—	—	(435)	—	(435)
Net (loss) income	(1,206)	(1,206)	402	804	(1,206)
Other comprehensive income (loss)	35	35	42	(77)	35
Comprehensive (loss) income	$(1,171)	$(1,171)	$444	$727	$(1,171)

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31, 2016
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service revenue	$—	$—	$27,174	$—	$27,174
Equipment sales	—	—	3,168	—	3,168
Equipment rentals	—	—	1,838	—	1,838
	—	—	32,180	—	32,180
Net operating expenses:
Cost of services (exclusive of depreciation and amortization below)	—	—	9,439	—	9,439
Cost of equipment sales	—	—	5,518	—	5,518
Cost of equipment rentals (exclusive of depreciation below)	—	—	598	—	598
Selling, general and administrative	—	—	8,479	—	8,479
Severance and exit costs	—	—	409	—	409
Depreciation - network and other	—	—	4,013	—	4,013
Depreciation - equipment rentals	—	—	1,781	—	1,781
Amortization	—	—	1,294	—	1,294
Other, net	—	—	339	—	339
	—	—	31,870	—	31,870
Operating income	—	—	310	—	310
Other (expense) income:
Interest income	790	165	5	(949)	11
Interest expense	(790)	(1,624)	(717)	949	(2,182)
(Losses) earnings of subsidiaries	(1,997)	(538)	—	2,535	—
Other income, net	—	—	7	—	7
	(1,997)	(1,997)	(705)	2,535	(2,164)
(Loss) income before income taxes	(1,997)	(1,997)	(395)	2,535	(1,854)
Income tax benefit (expense)	2	—	(143)	—	(141)
Net (loss) income	(1,995)	(1,997)	(538)	2,535	(1,995)
Other comprehensive (loss) income	(31)	(31)	(21)	52	(31)
Comprehensive (loss) income	$(2,026)	$(2,028)	$(559)	$2,587	$(2,026)

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended March 31, 2018
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(828)	$10,890	$—	$10,062
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(3,319)	—	(3,319)
Capital expenditures - leased devices	—	—	(7,461)	—	(7,461)
Expenditures relating to FCC licenses	—	—	(115)	—	(115)
Proceeds from sales and maturities of short-term investments	—	7,202	—	—	7,202
Purchases of short-term investments	—	(4,112)	—	—	(4,112)
Change in amounts due from/due to consolidated affiliates	—	—	(2,730)	2,730	—
Proceeds from sales of assets and FCC licenses	—	—	527	—	527
Proceeds from deferred purchase price from sale of receivables	—	—	1,140	—	1,140
Intercompany note advance to consolidated affiliate	(1,476)	—	—	1,476	—
Other, net	—	2	1	—	3
Net cash (used in) provided by investing activities	(1,476)	3,092	(11,957)	4,206	(6,135)
Cash flows from financing activities:
Proceeds from debt and financings	1,500	—	7,029	—	8,529
Repayments of debt, financing and capital lease obligations	—	(2,587)	(5,931)	—	(8,518)
Debt financing costs	(24)	(12)	(57)	—	(93)
Call premiums paid on debt redemptions	—	(131)	—	—	(131)
Change in amounts due from/due to consolidated affiliates	—	2,730	—	(2,730)	—
Intercompany note advance from parent	—	1,476	—	(1,476)	—
Other, net	—	21	(18)	—	3
Net cash provided by (used in) financing activities	1,476	1,497	1,023	(4,206)	(210)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	3,761	(44)	—	3,717
Cash, cash equivalents and restricted cash, beginning of period	—	2,461	481	—	2,942
Cash, cash equivalents and restricted cash, end of period	$—	$6,222	$437	$—	$6,659

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended March 31, 2017
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash used in operating activities	$—	$(1,640)	$(1,451)	$(199)	$(3,290)
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(1,950)	—	(1,950)
Capital expenditures - leased devices	—	—	(4,976)	—	(4,976)
Expenditures relating to FCC licenses	—	—	(83)	—	(83)
Proceeds from sales and maturities of short-term investments	—	4,566	55	—	4,621
Purchases of short-term investments	—	(10,010)	(55)	—	(10,065)
Change in amounts due from/due to consolidated affiliates	—	7,097	—	(7,097)	—
Proceeds from sales of assets and FCC licenses	—	—	219	—	219
Proceeds from deferred purchase price from sale of receivables	—	—	10,498	—	10,498
Intercompany note advance to consolidated affiliate	—	(414)	—	414	—
Proceeds from intercompany note advance to consolidated affiliate	—	84	—	(84)	—
Other, net	—	11	30	—	41
Net cash provided by (used in) investing activities	—	1,334	3,738	(6,767)	(1,695)
Cash flows from financing activities:
Proceeds from debt and financings	—	4,000	6,966	—	10,966
Repayments of debt, financing and capital lease obligations	—	(3,250)	(2,167)	—	(5,417)
Debt financing costs	—	(187)	(171)	—	(358)
Intercompany dividends paid to consolidated affiliate	—	—	(199)	199	—
Change in amounts due from/due to consolidated affiliates	—	—	(7,097)	7,097	—
Intercompany note advance from parent	—	—	414	(414)	—
Repayments of intercompany note advance from parent	—	—	(84)	84	—
Other, net	—	50	45	—	95
Net cash provided by (used in) financing activities	—	613	(2,293)	6,966	5,286
Net increase (decrease) in cash, cash equivalents and restricted cash	—	307	(6)	—	301
Cash, cash equivalents and restricted cash, beginning of period	—	2,154	487	—	2,641
Cash, cash equivalents and restricted cash, end of period	$—	$2,461	$481	$—	$2,942

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended March 31, 2016
	Parent/Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(1,422)	$1,232	$(233)	$(423)
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(4,680)	—	(4,680)
Capital expenditures - leased devices	—	—	(5,898)	—	(5,898)
Expenditures relating to FCC licenses	—	—	(98)	—	(98)
Proceeds from sales and maturities of short-term investments	—	343	75	—	418
Purchases of short-term investments	—	(197)	(55)	—	(252)
Change in amounts due from/due to consolidated affiliates	1	(36)	—	35	—
Proceeds from sales of assets and FCC licenses	—	—	62	—	62
Proceeds from deferred purchase price from sale of receivables	—	—	7,925	—	7,925
Proceeds from sale-leaseback transaction	—	—	1,136	—	1,136
Intercompany note advance to consolidated affiliate	—	(159)	—	159	—
Proceeds from intercompany note advance to consolidated affiliate	—	372	—	(372)	—
Other, net	—	1	(29)	—	(28)
Net cash provided by (used in) investing activities	1	324	(1,562)	(178)	(1,415)
Cash flows from financing activities:
Proceeds from debt and financings	—	250	1,105	—	1,355
Repayments of debt and capital lease obligations	—	(500)	(399)	—	(899)
Debt financing costs	(1)	—	(10)	—	(11)
Intercompany dividends paid to consolidated affiliate	—	—	(233)	233	—
Change in amounts due from/due to consolidated affiliates	—	—	35	(35)	—
Intercompany note advance from parent	—	—	159	(159)	—
Repayments of intercompany note advance from parent	—	—	(372)	372	—
Other, net	—	10	14	—	24
Net cash (used in) provided by financing activities	(1)	(240)	299	411	469
Net decrease in cash, cash equivalents and restricted cash	—	(1,338)	(31)	—	(1,369)
Cash, cash equivalents and restricted cash, beginning of period	—	3,492	518	—	4,010
Cash, cash equivalents and restricted cash, end of period	$—	$2,154	$487	$—	$2,641

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 17.	Subsequent Events
On April 29, 2018, we entered into a Business Combination Agreement with T-Mobile US, Inc. (T-Mobile), Huron Merger Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of T-Mobile (T-Mobile Merger Company), Superior Merger Sub Corporation, a Delaware corporation and a wholly-owned subsidiary of T-Mobile Merger Company (Merger Sub), Starburst I, Inc., a Delaware corporation (Starburst), Galaxy Investment Holdings, Inc., a Delaware corporation (Galaxy, and together with Starburst, the Softbank US HoldCos) and for the limited purposes set forth therein, Deutsche Telekom AG (Deutsche Telekom), Deutsche Telkom Holding B.V. (DT Holding), and SoftBank Group Corp.
Pursuant to the Business Combination Agreement and upon the terms and subject to the conditions described therein, the SoftBank US HoldCos will merge with and into T-Mobile Merger Company, with T-Mobile Merger Company continuing as the surviving entity and as a wholly-owned subsidiary of T-Mobile (the HoldCo Mergers). Immediately following the HoldCo Mergers, the Merger Sub will merge with and into Sprint, with Sprint continuing as the surviving corporation and as a wholly-owned indirect subsidiary of T-Mobile (the Merger and, together with the HoldCo Mergers, the "Merger Transactions"). Pursuant to the Business Combination Agreement, (i) at the effective time of the HoldCo Mergers, all of the issued and outstanding shares of common stock of Galaxy, $0.01 par value per share, and all of the issued and outstanding shares of common stock of Starburst, $0.01 par value per share, held by SoftBank Group Capital Limited, a private limited company incorporated in England and Wales and a wholly-owned subsidiary of SoftBank and the sole stockholder of Galaxy and Starburst (SoftBank UK), will be converted such that SoftBank UK will receive an aggregate number of shares of common stock of T-Mobile, par value $0.00001 per share (T-Mobile Common Stock) equal to the product of (x) 0.10256 (Exchange Ratio) and (y) the aggregate number of shares of common stock of the Company, par value $0.01 (Company Common Stock), held by SoftBank US HoldCos, collectively, immediately prior to the effective time of the HoldCo Mergers, and (ii) the effective time of the Merger, each share of Company Common Stock issued and outstanding immediately prior to the effective time of the Merger (other than shares of Company Common Stock that were held by the SoftBank US HoldCos or are held by the Company as treasury stock) will be converted into the right to receive a number of shares of T-Mobile Common Stock equal to the Exchange Ratio. SoftBank and its affiliates will receive the same amount of T-Mobile Common Stock per share of Company Common Stock as all other Sprint stockholders. Immediately following the Merger Transactions, Deutsche Telekom and SoftBank are expected to hold approximately 42% and 27% of fully-diluted shares of the combined company, respectively, with the remaining approximately 31% of the fully-diluted shares of the combined company held by public stockholders.
The consummation of the Merger Transactions and the other transactions contemplated by the Business Combination Agreement (collectively, the Transactions) is subject to obtaining the consent of the holders of a majority of the outstanding shares of Common Stock in favor of the adoption of the Business Combination Agreement (the Company Stockholder Approval). Subsequent to the execution of the Business Combination Agreement, SoftBank entered into a support agreement (the SoftBank Support Agreement), pursuant to which it has agreed to cause SoftBank US, Galaxy and Starburst to deliver a written consent in favor of the adoption of the Business Combination Agreement, which will constitute receipt by the Company of the Company Stockholder Approval. As of April 25, 2018, SoftBank beneficially owned approximately 84.85% of the Company Common Stock outstanding. Under the terms of the SoftBank Support Agreement, SoftBank and its affiliates are generally prohibited from transferring ownership of Company Common Stock prior to the earlier of the consummation of the Merger and the termination of the Business Combination Agreement in accordance with its terms. The consummation of the Transactions is also subject to obtaining the consent of the holders of a majority of the outstanding shares of T-Mobile Common Stock in favor of the issuance of T-Mobile Common Stock in the Merger Transactions (the T-Mobile Stock Issuance Approval) and in favor of the amendment and restatement of T-Mobile's certification of incorporation of its entirety in the form (the T-Mobile Charter Amendment) (collectively, the T-Mobile Stockholder Approval). Subsequent to the execution of the Business Combination Agreement, Deutsche Telekom entered into a support agreement, (the Deutsche Telekom Support Agreement), pursuant to which it has agreed to deliver a written consent in favor of the T-Mobile Stock Issuance and the T-Mobile Charter Amendment, which will constitute receipt by T-Mobile of the T-Mobile Stockholder Approval. As of April 25, 2018, Deutsche Telekom beneficially owned approximately 63.5% of the T-Mobile Common Stock outstanding. Under the terms of the Deutsche Telekom Support Agreement, Deutsche Telekom and its affiliates are generally prohibited from transferring ownership of T-Mobile Common Stock prior to the earlier of the consummation of the Merger and the termination of the Business Combination Agreement in accordance with its terms.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The consummation of the Transactions is also subject to the satisfaction or waiver, if legally permitted, of certain other conditions, including, among other things, (i) the accuracy of representations and warranties and performance of covenants of the parties, (ii) the effectiveness of the registration statement for the shares of T-Mobile Common Stock to be issued in the Merger Transactions, and the approval of the listing of such shares on the NASDAQ Global Select Market (NASDAQ), (iii) receipt of certain regulatory approvals, including approvals of the Federal Communications Commission, applicable state public utility commissions and expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and favorable completion of review by the Committee on Foreign Investments in the United States (CFIUS), (iv) specified minimum credit ratings for T-Mobile on the closing date of the Transactions (after giving effect to the Merger) from at least two of the three credit rating agencies, subject to certain qualifications, and (v) no material adverse effect with respect to the Company or T-Mobile since the date of the Business Combination Agreement.
The Business Combination Agreement contains representations and warranties and covenants customary for a transaction of this nature. The Company and SoftBank, and T-Mobile and Deutsche Telekom, are each subject to restrictions on their ability to solicit alternative acquisition proposals and to provide information to, and engage in discussion with, third parties regarding such proposals, except under limited circumstances to permit the Company’s and T-Mobile’s boards of directors to comply with their respective fiduciary duties. Subject to certain exceptions, each of the parties has agreed to use its reasonable best efforts to take or cause to be taken actions necessary to consummate the Transactions, including with respect to obtaining required government approvals. The Business Combination Agreement also contains certain termination rights for both the Company and T-Mobile. In the event that T-Mobile terminates the Business Combination Agreement in connection with a failure to satisfy the closing condition related to the specified minimum credit ratings noted above, then in certain circumstances, T-Mobile may be required to pay Sprint $600 million.
Pursuant to the terms of the Business Combination Agreement, T-Mobile, SoftBank and Deutsche Telekom will also enter into an amended and restated stockholders’ agreement (the Stockholders Agreement), which will become effective upon the closing of the Transactions and will provide that the board of directors of the combined company will consist of fourteen members, comprising nine directors designated by Deutsche Telekom (of which at least two will be independent), four directors designated by SoftBank (of which at least two will be independent), and T-Mobile’s chief executive officer. The Stockholders Agreement will also set forth certain consent rights for each of SoftBank and Deutsche Telekom over certain material transactions of T-Mobile and will contain a non-compete which will apply to SoftBank, Deutsche Telekom and their respective affiliates, subject to certain exceptions, until such time as SoftBank’s or Deutsche Telekom’s ownership in T-Mobile has been reduced below an agreed threshold.
In addition, pursuant to the terms of the Business Combination Agreement, SoftBank and Deutsche Telekom will enter into a proxy, lock-up and right of first refusal agreement (the PLR Agreement), which will become effective upon the closing of the Transactions, and which will set forth certain rights and obligations in respect to the shares of T-Mobile Common Stock owned by each of SoftBank, Deutsche Telekom and their respective affiliates. Among other terms, these rights and obligations will require SoftBank to agree to vote its shares of T-Mobile Common Stock as directed by Deutsche Telekom and will restrict SoftBank from transferring its shares of T-Mobile Common Stock, subject to certain exceptions set forth in the PLR Agreement. In addition, the PLR Agreement will impose certain restrictions on SoftBank’s and Deutsche Telekom’s ability to transfer their shares of T-Mobile Common Stock in the four year period following the closing of the Transactions and will provide each of SoftBank and Deutsche Telekom with a right of first refusal with respect to proposed transfers of shares of T-Mobile Common Stock by the other party, subject in each case to certain exceptions and limitations set forth in the PLR Agreement. As a result of the PLR Agreement, T-Mobile is expected to continue to be a “Controlled Company” for purposes of NASDAQ rules following consummation of the Merger, which provides T-Mobile with exemptions from certain corporate governance requirements under the NASDAQ rules.