Form 10-Q
period 2018-06-30
SPRINT Corp
filed 2018-08-07
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-Q
—————————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
COMMON SHARES OUTSTANDING AT AUGUST 6, 2018:

Sprint Corporation Common Stock	4,068,421,433

SPRINT CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2018	2018
	(in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,378	$6,610
Short-term investments	4,008	2,354
Accounts and notes receivable, net of allowance for doubtful accounts and deferred interest of $327 and $409, respectively	3,492	3,711
Device and accessory inventory	622	1,003
Prepaid expenses and other current assets	895	575
Total current assets	13,395	14,253
Property, plant and equipment, net	20,538	19,925
Costs to acquire a customer contract	1,294	—
Intangible assets
Goodwill	6,586	6,586
FCC licenses and other	41,368	41,309
Definite-lived intangible assets, net	2,245	2,465
Other assets	1,023	921
Total assets	$86,449	$85,459
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,143	$3,409
Accrued expenses and other current liabilities	3,658	3,962
Current portion of long-term debt, financing and capital lease obligations	4,846	3,429
Total current liabilities	11,647	10,800
Long-term debt, financing and capital lease obligations	35,771	37,463
Deferred tax liabilities	7,704	7,294
Other liabilities	3,382	3,483
Total liabilities	58,504	59,040
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.01 per share, 9.0 billion authorized, 4.013 billion and 4.005 billion issued, respectively	40	40
Paid-in capital	27,938	27,884
Treasury shares, at cost	(4)	—
Retained earnings (accumulated deficit)	236	(1,255)
Accumulated other comprehensive loss	(317)	(313)
Total stockholders' equity	27,893	26,356
Noncontrolling interests	52	63
Total equity	27,945	26,419
Total liabilities and equity	$86,449	$85,459
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	June 30,
	2018	2017
	(in millions, except per share amounts)
Net operating revenues:
Service	$5,740	$6,071
Equipment sales	1,173	1,187
Equipment rentals	1,212	899
	8,125	8,157
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	1,677	1,709
Cost of equipment sales	1,270	1,545
Cost of equipment rentals (exclusive of depreciation below)	124	112
Selling, general and administrative	1,867	1,938
Depreciation - network and other	1,023	977
Depreciation - equipment rentals	1,136	854
Amortization	171	223
Other, net	42	(364)
	7,310	6,994
Operating income	815	1,163
Other expense:
Interest expense	(637)	(613)
Other income (expense), net	42	(52)
	(595)	(665)
Income before income taxes	220	498
Income tax expense	(47)	(292)
Net income	173	206
Less: Net loss attributable to noncontrolling interests	3	—
Net income attributable to Sprint Corporation	$176	$206

Basic net income per common share	$0.04	$0.05
Diluted net income per common share	$0.04	$0.05
Basic weighted average common shares outstanding	4,010	3,993
Diluted weighted average common shares outstanding	4,061	4,076

Other comprehensive income (loss), net of tax:
Net unrealized holding (losses) gains on securities and other	$(8)	$5
Net unrealized holding gains (losses) on derivatives	10	(9)
Net unrecognized net periodic pension and other postretirement benefits	2	—
Cumulative effect of accounting change	(8)	—
Other comprehensive loss	(4)	(4)
Comprehensive income	$169	$202
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,
	2018	2017
	(in millions)
Cash flows from operating activities:
Net income	$173	$206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,330	2,054
Provision for losses on accounts receivable	57	102
Share-based and long-term incentive compensation expense	40	41
Deferred income tax expense	39	282
Gains from asset dispositions and exchanges	—	(479)
Loss on early extinguishment of debt	—	66
Amortization of long-term debt premiums, net	(33)	(51)
Loss on disposal of property, plant and equipment	124	293
Deferred purchase price from sale of receivables	(170)	(375)
Other changes in assets and liabilities:
Accounts and notes receivable	273	(53)
Inventories and other current assets	421	181
Accounts payable and other current liabilities	(766)	(474)
Non-current assets and liabilities, net	(197)	73
Other, net	139	58
Net cash provided by operating activities	2,430	1,924
Cash flows from investing activities:
Capital expenditures - network and other	(1,132)	(1,151)
Capital expenditures - leased devices	(1,817)	(1,359)
Expenditures relating to FCC licenses	(59)	(13)
Proceeds from sales and maturities of short-term investments	810	2,594
Purchases of short-term investments	(2,464)	(1,499)
Proceeds from sales of assets and FCC licenses	133	101
Proceeds from deferred purchase price from sale of receivables	170	375
Other, net	(10)	(1)
Net cash used in investing activities	(4,369)	(953)
Cash flows from financing activities:
Proceeds from debt and financings	1,370	902
Repayments of debt, financing and capital lease obligations	(1,415)	(2,121)
Debt financing costs	(248)	—
Call premiums paid on debt redemptions	—	(129)
Other, net	(2)	(15)
Net cash used in financing activities	(295)	(1,363)
Net decrease in cash, cash equivalents and restricted cash	(2,234)	(392)
Cash, cash equivalents and restricted cash, beginning of period	6,659	2,942
Cash, cash equivalents and restricted cash, end of period	$4,425	$2,550
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in millions)

	Common Stock		Paid-in Capital	Treasury Shares		(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance, March 31, 2018	4,005	$40	$27,884	—	$—	$(1,255)	$(313)	$63	$26,419
Net income (loss)						176		(3)	173
Other comprehensive income, net of tax							4		4
Issuance of common stock, net	8		2	1	(4)				(2)
Share-based compensation expense			40						40
Capital contribution by SoftBank			1						1
Cumulative effect of accounting changes						1,315	(8)		1,307
Other, net			3						3
Increase (decrease) attributable to noncontrolling interests			8					(8)	—
Balance, June 30, 2018	4,013	$40	$27,938	1	$(4)	$236	$(317)	$52	$27,945

See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation and Other Information
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. All normal recurring adjustments considered necessary for a fair presentation have been included. Certain disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended March 31, 2018. Unless the context otherwise requires, references to "Sprint," "we," "us," "our" and the "Company" mean Sprint Corporation and its consolidated subsidiaries for all periods presented, and references to "Sprint Communications" are to Sprint Communications, Inc. and its consolidated subsidiaries.
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
The consolidated financial statements include our accounts, those of our 100% owned subsidiaries, and subsidiaries we control or in which we have a controlling financial interest. For controlled subsidiaries that are not wholly-owned, the noncontrolling interests are included in "Net income" and "Total equity". All intercompany transactions and balances have been eliminated in consolidation.
Reclassification of Prior Period Amounts
Certain prior period amounts have been reclassified to conform to the current period presentation. As a result of the growing significance of our leasing program, in fiscal year 2017 we disaggregated equipment revenue between device sales and device operating lease revenue in our consolidated statements of comprehensive income. Revenue derived from device sales is now being reported in a new caption called "Equipment sales," and revenue derived from device operating leases is now being reported in a new caption called "Equipment rentals." For the three-month period ended June 30, 2017, we have disaggregated revenues of $899 million from equipment revenue to "Equipment rentals."
To align with the changes made to our revenue presentation, we have added two new captions within the consolidated statements of comprehensive income to capture certain costs directly attributable to our leasing activities consisting of "Cost of equipment rentals (exclusive of depreciation)" and "Depreciation - equipment rentals." For the three-month period ended June 30, 2017, we have reclassed $112 million of loss on disposal of property, plant and equipment, net of recoveries resulting from the write-off of leased devices from "Other, net" to the new caption called "Cost of equipment rentals (exclusive of depreciation)." Additionally, we disaggregated total depreciation between network and other versus depreciation related to equipment rentals. Network and other depreciation is now being reported in a new caption called "Depreciation - network and other," and depreciation derived from equipment rentals is now being reported in a new caption called "Depreciation - equipment rentals." For the three-month period ended June 30, 2017, we have disaggregated depreciation of $854 million from depreciation to "Depreciation - equipment rentals."
Total net operating revenues, net operating expenses, net income, and basic and diluted earnings per share were not affected by these reclassifications.
On January 1, 2018, the Company adopted authoritative guidance regarding Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The Company adopted this standard with retrospective application to the consolidated statements of cash flows. The standard impacted the presentation of cash flows related to beneficial interests in securitization transactions, which is the deferred purchase price associated with our accounts receivable facility, resulting in reclassification of cash inflows from operating activities to investing activities of $375 million for the three-month period ended June 30, 2017 in our consolidated statements of cash flows. The standard also impacted the presentation of cash flows related to separately identifiable cash flows and application of the predominance principal primarily related to direct channel leased devices resulting in a material reclassification of cash outflows from operating activities to investing activities of $892 million for the three-month period ended June 30, 2017 in our consolidated statements of cash flows. In addition, the standard also impacted the presentation of cash flows related to debt prepayment or

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

debt extinguishment costs and resulted in a reclassification of cash outflows from operating activities to financing activities of $129 million for the three-month period ended June 30, 2017 in our consolidated statements of cash flows. Proceeds from the settlement of corporate-owned life insurance policies resulted in a $2 million reclassification between operating and investing activities in our consolidated statements of cash flows for three-month period ended June 30, 2017.
On January 1, 2018, the Company adopted authoritative guidance regarding Statement of Cash Flows: Restricted Cash, requiring that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard with retrospective application to the consolidated statements of cash flows. The adoption of this standard resulted in an increase of $72 million in the beginning balance of cash, cash equivalents and restricted cash on April 1, 2017.
Business Combination Agreement
On April 29, 2018, we announced that we entered into a Business Combination Agreement with T-Mobile US (T-Mobile) to merge in an all-stock transaction for a fixed exchange ratio of 0.10256 of T-Mobile shares for each Sprint share, or the equivalent of 9.75 Sprint shares for each T-Mobile share. Immediately following the transactions, Deutsche Telekom AG and SoftBank Group Corp. are expected to hold approximately 42% and 27% of fully-diluted shares of the combined company, respectively, with the remaining 31% of the fully-diluted shares of the combined company held by public stockholders. The Board will consist of 14 directors, of which nine will be nominated by Deutsche Telekom AG, four will be nominated by SoftBank Group Corp, and the final director will be the CEO of the combined company. The combined company will be named T-Mobile. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close in the first half of calendar year 2019. Sprint and T-Mobile completed the Hart-Scott-Rodino filing with the Department of Justice on May 24, 2018. On June 18, 2018, the parties filed with the FCC the merger applications, including the Public Interest Statement. On July 18, 2018, the FCC accepted the applications for filing and established a public comment period for the transaction.

Note 2.	New Accounting Pronouncements
Accounting Pronouncements Adopted During the Current Year
In May 2014, the Financial Accounting Standards Board (FASB) issued new authoritative literature, Revenue from Contracts with Customers (Topic 606). This standard update, along with related subsequently issued updates, clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP. The new standard supersedes much of the existing authoritative literature for revenue recognition (Topic 605). The standard update also amends current guidance for the recognition of costs to obtain and fulfill contracts with customers such that incremental costs of obtaining and direct costs of fulfilling contracts with customers will be deferred and amortized consistent with the transfer of the related good or service. Upon adoption, the Company applied the standard only to contracts that were not completed, referred to as open contracts.
The Company adopted this standard update beginning on April 1, 2018 using the modified retrospective method. This method requires that the cumulative effect of initially applying the standard be recognized at the date of application beginning April 1, 2018. We recorded a pre-tax cumulative effect of $1.7 billion ($1.3 billion, net of tax) as a reduction to the April 1, 2018 opening balance of accumulated deficit. Results for reporting periods beginning after April 1, 2018 are presented under Topic 606, while amounts reported for prior periods have not been adjusted and continue to be reported under accounting standards in effect for those periods. See Note 8. Revenues from Contracts with Customers for additional information related to revenues and contract costs, including qualitative and quantitative disclosures required under Topic 606.
In January 2016, the FASB issued authoritative guidance regarding Financial Instruments, which amended guidance on the classification and measurement of financial instruments. Under the new guidance, entities will be required to measure equity investments that are not consolidated or accounted for under the equity method at fair value with any changes in fair value recorded in net income, unless the entity has elected the new practicability exception. For financial liabilities measured using the fair value option, entities will be required to separately present in other comprehensive income the portion of the changes in fair value attributable to instrument-specific credit risk. Additionally, the guidance amends certain

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

disclosure requirements associated with the fair value of financial instruments. The Company adopted this standard update beginning on April 1, 2018 on a retrospective basis resulting in a pre-tax cumulative effect of $12 million ($8 million, net of tax) to our opening balance of accumulated deficit.
In October 2016, the FASB issued authoritative guidance regarding Income Taxes, which amended guidance for the income tax consequences of intra-entity transfers of assets other than inventory. Under the new guidance, entities will be required to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, thereby eliminating the recognition exception within current guidance. The Company adopted this standard on April 1, 2018 on a modified retrospective basis with no impact to our consolidated financial statements.
In January 2017, the FASB issued authoritative guidance amending Business Combinations: Clarifying the Definition of a Business, to clarify the definition of a business with the objective of providing a more robust framework to assist management when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted this standard on April 1, 2018 with prospective application to future business combinations.
In January 2017, the FASB issued authoritative guidance regarding Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the goodwill impairment test by eliminating the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (Step 2 of the test), but rather to record an impairment charge based on the excess of the carrying value over its fair value. The Company adopted this standard on April 1, 2018 with no impact to our consolidated financial statements at the date of adoption.
The cumulative after-tax effect of the changes made to our consolidated balance sheet for the adoption of Topic 606 and other ASUs effective for the Company on April 1, 2018 were as follows:

		Adjustments due to
	March 31, 2018	Topic 606	Other ASUs	April 1, 2018
	(in millions)
ASSETS
Current assets:
Accounts and notes receivable, net	$3,711	$97	$—	$3,808
Device and accessory inventory	1,003	(24)	—	979
Prepaid expenses and other current assets	575	271	—	846
Costs to acquire a customer contract	—	1,219	—	1,219
Other assets	921	43	—	964
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses and other current liabilities	$3,962	$(35)	$—	$3,927
Deferred tax liabilities	7,294	366	—	7,660
Other liabilities	3,483	(32)	—	3,451
Stockholders' equity:
(Accumulated deficit) retained earnings	(1,255)	1,307	8	60
Accumulated other comprehensive loss	(313)	—	(8)	(321)
The most significant impact upon adoption of Topic 606 on April 1, 2018 was the recognition of a deferred contract cost asset of $1.2 billion, which was recorded in "Costs to acquire a customer contract" in our consolidated balance sheets for incremental contract acquisition costs paid on open contracts at the date of adoption. We are capitalizing and subsequently amortizing commission costs, which were previously expensed, related to new service contracts over the expected customer relationship period, while costs associated with contract renewals are amortized over the anticipated length of the service contract. We expect that operating expenses will be lower in the current fiscal year compared to amounts recorded under Topic 605 due to higher deferrals of such costs compared to the amortization of prior period commission costs deferred only for open contracts at the date of adoption as permitted by Topic 606.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the adjustments from the adoption of Topic 606 relative to Topic 605 on our consolidated statements of comprehensive income and balance sheet were as follows:

	Three Months Ended June 30, 2018
	As reported	Balances without adoption of Topic 606	Change
	(in millions, except per share amounts)
Net operating revenues:
Service revenue	$5,740	$5,883	$(143)
Equipment sales	1,173	892	281
Equipment rentals	1,212	1,228	(16)
	8,125	8,003	122
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	1,677	1,688	(11)
Cost of equipment sales	1,270	1,248	22
Cost of equipment rentals (exclusive of depreciation below)	124	124	—
Selling, general and administrative	1,867	1,948	(81)
Depreciation - network and other	1,023	1,023	—
Depreciation - equipment rentals	1,136	1,136	—
Amortization	171	171	—
Other, net	42	42	—
	7,310	7,380	(70)
Operating income	815	623	192
Total other expense	(595)	(595)	—
Income before income taxes	220	28	192
Income tax expense	(47)	(7)	(40)
Net income	173	21	152
Less: Net loss attributable to noncontrolling interests	3	3	—
Net income attributable to Sprint Corporation	$176	$24	$152

Basic net income per common share	$0.04	$0.01	$0.03
Diluted net income per common share	$0.04	$0.01	$0.03
Basic weighted average common shares outstanding	4,010	4,010	—
Diluted weighted average common shares outstanding	4,061	4,061	—

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2018
	As reported	Balances without adoption of Topic 606	Change
	(in millions)
ASSETS
Current assets:
Accounts and notes receivable	$3,492	$3,404	$88
Device and accessory inventory	622	644	(22)
Prepaid expenses and other current assets	895	557	338
Costs to acquire a customer contract	1,294	—	1,294
Other assets	1,023	919	104
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses and other current liabilities	$3,658	$3,690	$(32)
Deferred tax liabilities	7,704	7,298	406
Other liabilities	3,382	3,413	(31)
Stockholders' equity:
Retained earnings (accumulated deficit)	236	(1,223)	1,459
The most significant impacts to our financial statement results as reported under Topic 606 as compared to Topic 605 for the current reporting period are as follows:

•
Consideration paid to customers or on behalf of customers is included as a reduction of the total transaction price of customer contracts, resulting in a contract asset that is amortized to service revenue over the term of the contract. As a result, the income statement impact reflects an increase in equipment sales offset by a reduction in wireless service revenue. Under the previous standard, this consideration paid to customers or on behalf of customers was recognized as a reduction to revenue or as selling, general and administrative expense.

•
Costs to acquire a customer contract or for a contract renewal are now capitalized and amortized to selling, general and administrative expenses over the expected customer relationship period or length of the service contract, respectively. Under the previous standard, these commission costs were expensed as incurred.

•
Deferred tax liabilities were increased for temporary differences established upon adoption of Topic 606, primarily attributable to costs to acquire a customer contract. For income tax purposes, these commission costs will continue to be expensed as incurred.

Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued authoritative guidance regarding Leases, and has subsequently modified several areas of the standard in order to provide additional clarity and improvements. The new standard will supersede much of the existing authoritative literature for leases. This guidance requires lessees, among other things, to recognize right-of-use assets and liabilities on their balance sheet for all leases with lease terms longer than twelve months. In July 2018, the FASB made targeted improvements to the standard, including providing an additional and optional transition method. Under this method, an entity initially applies the standard at the adoption date, including the election of certain transition reliefs, and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The standard will be effective for the Company for its fiscal year beginning April 1, 2019, including interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the guidance and assessing its overall impact. However, we expect the adoption of this guidance to have a material impact on our consolidated balance sheets.
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
In June 2018, the FASB issued authoritative guidance regarding Compensation - Stock Compensation, which expands the scope of ASC Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The standard will be effective for the Company for its fiscal year beginning April 1, 2019, including interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the guidance and assessing its overall impact. However, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Note 3.	Installment Receivables
Certain subscribers have the option to pay for their devices in installments, generally up to a 24-month period. Short-term installment receivables are recorded in "Accounts and notes receivable, net" and long-term installment receivables are recorded in "Other assets" in the consolidated balance sheets.
The following table summarizes the installment receivables:

	June 30, 2018	March 31, 2018
	(in millions)
Installment receivables, gross	$1,232	$1,472
Deferred interest	(50)	(106)
Installment receivables, net of deferred interest	1,182	1,366
Allowance for credit losses	(199)	(217)
Installment receivables, net	$983	$1,149

Classified in the consolidated balance sheets as:
Accounts and notes receivable, net	$841	$995
Other assets	142	154
Installment receivables, net	$983	$1,149
The balance and aging of installment receivables on a gross basis by credit category were as follows:

	June 30, 2018			March 31, 2018
	Prime	Subprime	Total	Prime	Subprime	Total
	(in millions)			(in millions)
Unbilled	$782	$337	$1,119	$951	$391	$1,342
Billed - current	62	24	86	69	29	98
Billed - past due	15	12	27	17	15	32
Installment receivables, gross	$859	$373	$1,232	$1,037	$435	$1,472

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Activity in the deferred interest and allowance for credit losses for the installment receivables was as follows:

	Three Months Ended	Twelve Months Ended
	June 30, 2018	March 31, 2018
	(in millions)
Deferred interest and allowance for credit losses, beginning of period	$323	$506
Adjustment to deferred interest on short- and long-term installment receivables due to Topic 606	(50)	—
Bad debt expense	15	142
Write-offs, net of recoveries	(33)	(224)
Change in deferred interest on short- and long-term installment receivables	(6)	(101)
Deferred interest and allowance for credit losses, end of period	$249	$323

Note 4.	Financial Instruments
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
The carrying amount of cash equivalents, accounts and notes receivable, and accounts payable approximates fair value. Short-term investments are recorded at amortized cost and the respective carrying amounts approximate the fair value that would be determined primarily using quoted prices in active markets. As of June 30, 2018, short-term investments totaled $4.0 billion and consisted of approximately $2.3 billion of time deposits and $1.7 billion of commercial paper. As of March 31, 2018, short-term investments totaled $2.4 billion and consisted of approximately $1.6 billion of time deposits and $765 million of commercial paper. The fair value of marketable equity securities totaling $41 million and $57 million as of June 30, 2018 and March 31, 2018, respectively, are measured on a recurring basis using quoted prices in active markets. Current and long-term debt inclusive of our other financings are carried at amortized cost.
Debt for which estimated fair value is determined based on unobservable inputs primarily represents borrowings under our secured equipment credit facilities, and sales of receivables under our Receivables Facility (see Note 7. Long-Term Debt, Financing and Capital Lease Obligations). The carrying amounts associated with these borrowings approximate fair value.
The estimated fair value of the majority of our current and long-term debt, excluding our secured equipment credit facilities, and sold wireless service, installment billing and future receivables is determined based on quoted prices in active markets or by using other observable inputs that are derived principally from, or corroborated by, observable market data.
The following table presents carrying amounts and estimated fair values of current and long-term debt and financing obligations:

	Carrying amount at June 30, 2018	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt and financing obligations	$40,784	$37,477	$—	$3,928	$41,405

	Carrying amount at March 31, 2018	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt and financing obligations	$40,820	$37,549	$—	$3,737	$41,286

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment and other long-lived assets used to provide service to our subscribers. Non-cash accruals included in property, plant and equipment (excluding leased devices) totaled $987 million and $387 million as of June 30, 2018 and 2017, respectively.
The following table presents the components of property, plant and equipment and the related accumulated depreciation:

	June 30, 2018	March 31, 2018
	(in millions)
Land	$254	$254
Network equipment, site costs and related software	23,144	22,930
Buildings and improvements	817	813
Non-network internal use software, office equipment, leased devices and other	11,740	11,149
Construction in progress	3,001	2,202
Less: accumulated depreciation	(18,418)	(17,423)
Property, plant and equipment, net	$20,538	$19,925
Sprint offers a leasing program to its customers whereby qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to turn in the device, continue leasing the device, or purchase the device. As of June 30, 2018, substantially all of our device leases were classified as operating leases. Purchases of leased devices are reported as cash outflows for "Capital expenditures - leased devices" in the consolidated statements of cash flows. The devices are then depreciated using the straight-line method to their estimated residual value generally over the term of the lease.
The following table presents leased devices and the related accumulated depreciation:

	June 30, 2018	March 31, 2018
	(in millions)
Leased devices	$10,145	$9,592
Less: accumulated depreciation	(3,932)	(3,580)
Leased devices, net	$6,213	$6,012
During the three-month periods ended June 30, 2018 and 2017, we had non-cash transfers of returned leased devices from property, plant and equipment to device and accessory inventory at the lower of net book value or their estimated fair value of $163 million and $109 million, respectively. Non-cash accruals included in leased devices totaled $221 million and $210 million as of June 30, 2018 and 2017, respectively.
During the three-month periods ended June 30, 2018 and 2017, we recorded $124 million and $287 million, respectively, of loss on disposal of property, plant and equipment, net of recoveries. Net losses that resulted from the write-off of leased devices are primarily associated with lease cancellations prior to the scheduled customer lease terms, where customers did not return the devices to us, were $124 million and $112 million for the three-month periods ended June 30, 2018 and 2017, respectively, and are included in "Cost of equipment rentals" in our consolidated statements of comprehensive income. In addition, during the three-month period ended June 30, 2017, we recorded $175 million of losses related to $181 million of cell site construction costs that are no longer recoverable as a result of changes in our network plans, slightly offset by a $6 million gain, which are included in "Other, net" in our consolidated statements comprehensive income.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Intangible Assets
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist of FCC licenses, which were acquired primarily through FCC auctions and business combinations, certain of our trademarks, and goodwill. At June 30, 2018, we held 800 MHz, 1.9 GHz and 2.5 GHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. Accordingly, we have concluded that FCC licenses are indefinite-lived intangible assets. Our Sprint and Boost Mobile trademarks have also been identified as indefinite-lived intangible assets. Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations.
The following provides the activity of indefinite-lived intangible assets within the consolidated balance sheets:

	March 31, 2018	Net Additions	June 30, 2018
	(in millions)
FCC licenses	$37,274	$59	$37,333
Trademarks	4,035	—	4,035
Goodwill(1)	6,586	—	6,586
	$47,895	$59	$47,954
_________________

(1)	Through June 30, 2018, there is no accumulated impairment losses for goodwill.
Assessment of Impairment
Our annual impairment testing date for goodwill and indefinite-lived intangible assets is January 1 of each year; however, we test for impairment between our annual tests if an event occurs or circumstances change that indicate that the asset may be impaired, or in the case of goodwill, that the fair value of the reporting unit is below its carrying amount. During the three-month period ended June 30, 2018, our stock price and our related market capitalization decreased subsequent to the announcement of the merger with T-Mobile. In the current quarter, we also updated our long-term forecasted cash flows for the Company, including those for the Wireless reporting unit. This update considered current economic conditions and trends, estimated future operating results, our views of growth rates, anticipated future economic and regulatory conditions, future cost savings initiatives and the availability of the necessary network infrastructure, handsets and other devices. Based on these events, we determined that recoverability of the carrying amount of goodwill should be evaluated for impairment at June 30, 2018. Upon completion of our valuation work, we compared the estimated fair value to the carrying amount of the Wireless reporting unit and concluded that the estimated fair value exceeded the carrying amount. As a result, no goodwill impairment was recorded.
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
Intangible Assets Subject to Amortization
Customer relationships are amortized using the sum-of-the-months' digits method, while all other definite-lived intangible assets are amortized using the straight-line method over the estimated useful lives of the respective assets. We reduce the gross carrying value and associated accumulated amortization when specified intangible assets become fully amortized. Amortization expense related to favorable spectrum and tower leases is recognized in "Cost of services" in our consolidated statements of comprehensive income.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

		June 30, 2018			March 31, 2018
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)
Customer relationships	5 to 8 years	$6,562	$(5,623)	$939	$6,562	$(5,462)	$1,100
Other intangible assets:
Favorable spectrum leases	23 years	856	(216)	640	856	(172)	684
Favorable tower leases	7 years	335	(188)	147	335	(179)	156
Trademarks	2 to 34 years	520	(78)	442	520	(74)	446
Other	5 to 10 years	131	(54)	77	129	(50)	79
Total other intangible assets		1,842	(536)	1,306	1,840	(475)	1,365
Total definite-lived intangible assets		$8,404	$(6,159)	$2,245	$8,402	$(5,937)	$2,465

Note 7.	Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates			Maturities			June 30, 2018	March 31, 2018
							(in millions)
Notes
Senior notes
Sprint Corporation	7.13	-	7.88%	2021	-	2026	$12,000	$12,000
Sprint Communications, Inc.	6.00	-	11.50%	2020	-	2022	4,980	4,980
Sprint Capital Corporation	6.88	-	8.75%	2019	-	2032	6,204	6,204
Senior secured notes
Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC	3.36	-	5.15%	2021	-	2028	6,781	7,000
Guaranteed notes
Sprint Communications, Inc.	7.00	-	9.00%	2018	-	2020	2,753	2,753
Credit facilities
Secured revolving bank credit facility	4.63%			2021			—	—
Secured term loan	4.63%			2024			3,950	3,960
PRWireless term loan	7.58%			2020			182	182
Export Development Canada (EDC)	4.59%			2019			300	300
Secured equipment credit facilities	3.75	-	4.45%	2020	-	2021	462	527
Accounts receivable facility	2.83	-	3.54%	2020			2,697	2,411
Financing obligations, capital lease and other obligations	2.35	-	12.00%	2018	-	2026	646	686
Net premiums and debt financing costs							(338)	(111)
							40,617	40,892
Less current portion							(4,846)	(3,429)
Long-term debt, financing and capital lease obligations							$35,771	$37,463
 As of June 30, 2018, Sprint Corporation, had $12.0 billion in aggregate principal amount of senior notes outstanding. In addition, as of June 30, 2018, the outstanding principal amount of the senior notes issued by Sprint Communications and Sprint Capital Corporation, the guaranteed notes issued by Sprint Communications, Sprint Communications' secured term loan and secured revolving bank credit facility, the EDC agreement, the secured equipment credit facilities, the Receivables Facility, and certain other obligations collectively totaled $21.8 billion in principal amount of our long-term debt. Sprint Corporation fully and unconditionally guaranteed such indebtedness, which was issued by 100% owned subsidiaries. Although certain financing agreements restrict the ability of Sprint Communications and its subsidiaries

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

to distribute cash to Sprint Corporation, the ability of the subsidiaries to distribute cash to their respective parents, including to Sprint Communications, is generally not restricted.
Cash interest payments totaled $602 million and $660 million during the three-month periods ended June 30, 2018 and 2017, respectively. These payments were net of amounts capitalized of $15 million for both three-month periods ended June 30, 2018 and 2017.
Notes
As of June 30, 2018, our outstanding notes consisted of senior notes and guaranteed notes, all of which are unsecured, as well as senior secured notes associated with our spectrum financing transactions. Cash interest on all of the notes is payable semi-annually in arrears with the exception of the spectrum financing senior secured notes, which is payable quarterly. As of June 30, 2018, $32.5 billion aggregate principal amount of the notes was redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.
As of June 30, 2018, $26.3 billion aggregate principal amount of our senior notes, senior secured notes, and guaranteed notes provided holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in the applicable indentures and supplemental indentures) occurs. In May 2018, we successfully completed consent solicitations with respect to certain series of Sprint Corporation, Sprint Communications, and Sprint Capital Corporation senior notes. As a result of the Sprint Corporation and Sprint Communications consent solicitations, the proposed merger transaction with T-Mobile, if consummated, will not constitute a change of control as defined in the applicable indentures governing the notes.
Spectrum Financing
In October 2016, certain subsidiaries of Sprint Communications, which were not "Restricted Subsidiaries" under Sprint Communications' and Sprint Capital Corporation's indentures, transferred certain directly held and third-party leased spectrum licenses (collectively, Spectrum Portfolio) to wholly-owned bankruptcy-remote special purpose entities (collectively, Spectrum Financing SPEs). The Spectrum Portfolio, which represented approximately 14% of Sprint's total spectrum holdings on a MHz-pops basis, was used as collateral to raise an initial $3.5 billion in senior secured notes (2016 Spectrum-Backed Notes) bearing interest at 3.36% per annum under a $7.0 billion securitization program. The 2016 Spectrum-Backed Notes are repayable over a five-year term, with interest-only payments over the first four quarters and amortizing quarterly principal payments thereafter commencing December 2017 through September 2021. During the three-month period ended June 30, 2018, we made scheduled principal repayments of $219 million, resulting in a total principal amount outstanding related to the 2016 Spectrum-Backed Notes of $2.9 billion as of June 30, 2018, of which $875 million was classified as "Current portion of long-term debt, financing and capital lease obligations" in the consolidated balance sheets.
In March 2018, we issued approximately $3.9 billion in aggregate principal amount of senior secured notes under the existing $7.0 billion securitization program, consisting of two series of senior secured notes. The first series of notes totaled $2.1 billion in aggregate principal amount, bears interest at 4.738% per annum, and has quarterly interest-only payments until June 2021, and amortizing quarterly principal amounts thereafter commencing in June 2021 through March 2025. The second series of notes totaled approximately $1.8 billion in aggregate principal amount, bears interest at 5.152% per annum, and have quarterly interest-only payments until June 2023, and amortizing quarterly principal amounts thereafter commencing in June 2023 through March 2028. The Spectrum Portfolio, which also serves as collateral for the 2016 Spectrum-Backed Notes, remains substantially identical to the original portfolio from October 2016.
Simultaneously with the October 2016 offering, Sprint Communications entered into a long-term lease with the Spectrum Financing SPEs for the ongoing use of the Spectrum Portfolio. The spectrum lease is an executory contract, which for accounting purposes is treated in a similar manner to an operating lease. Sprint Communications is required to make monthly lease payments to the Spectrum Financing SPEs at a market rate. The lease payments, which are guaranteed by Sprint Corporation and certain subsidiaries (none of which were "Restricted Subsidiaries" under Sprint's indentures) of Sprint Communications (and are secured together with the obligations under another transaction document by substantially all of the assets of such entities on a pari passu basis up to an aggregate cap of $3.5 billion with the grant of security under the secured term loan and revolving bank credit facility and EDC (as defined below) agreement), are sufficient to service all outstanding series of the senior secured notes and the lease also constitutes collateral for the senior secured notes. Because the Spectrum

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Financing SPEs are wholly-owned Sprint subsidiaries, these entities are consolidated and all intercompany activity has been eliminated.
Each Spectrum Financing SPE is a separate legal entity with its own separate creditors who will be entitled, prior to and upon the liquidation of the Spectrum Financing SPEs, to be satisfied out of the Spectrum Financing SPEs' assets prior to any assets of the Spectrum Financing SPEs becoming available to Sprint. Accordingly, the assets of the Spectrum Financing SPEs are not available to satisfy the debts and other obligations owed to other creditors of Sprint until the obligations of the Spectrum Financing SPEs under the spectrum-backed senior secured notes are paid in full.
In June 2018, we obtained the consent of the control party under the spectrum-backed senior secured notes indenture to amend the indenture such that the proposed merger transaction with T-Mobile, if consummated, will not constitute a change of control as defined in the indenture.
Credit Facilities
Secured Term Loan and Revolving Bank Credit Facility
On February 3, 2017, we entered into a credit agreement for $6.0 billion, consisting of a $4.0 billion, seven-year secured term loan that matures in February 2024 and a $2.0 billion secured revolving bank credit facility that expires in February 2021. As of June 30, 2018, approximately $144 million in letters of credit were outstanding under the secured revolving bank credit facility, including the letter of credit required by the Report and Order (see Note 11. Commitments and Contingencies). As a result of the outstanding letters of credit, which directly reduce the availability of borrowings, the Company had approximately $1.9 billion of borrowing capacity available under the secured revolving bank credit facility as of June 30, 2018. The bank credit facility requires a ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the bank credit facility (adjusted EBITDA), not to exceed 4.75 to 1.0 through the fiscal quarter ending December 31, 2018. For each fiscal quarter ending March 31, 2019 through December 31, 2019, the Leverage Ratio must not exceed 3.75 to 1.0. The Leverage Ratio must not exceed 3.5 to 1.0 for the fiscal quarter ended March 31, 2020 and each fiscal quarter ending thereafter through expiration of the facility. The term loan has an interest rate equal to LIBOR plus 250 basis points and the secured revolving bank credit facility has an interest rate equal to LIBOR plus a spread that varies depending on the Leverage Ratio.
In consideration of the seven-year secured term loan, we entered into a five-year fixed-for-floating interest rate swap on a $2.0 billion notional amount that has been designated as a cash flow hedge. The effective portion of changes in fair value are recorded in "Other comprehensive income (loss)" in the consolidated statements of comprehensive income and the ineffective portion, if any, is recorded as interest expense in current period earnings in the consolidated statements of comprehensive income. The fair value of the interest rate swap was approximately $55 million and $41 million as of June 30, 2018 and March 31, 2018, respectively, which was recorded in "Other assets" in the consolidated balance sheets.
PRWireless Term Loan
During the three-month period ended December 31, 2017, Sprint and PRWireless PR, Inc. completed a transaction to combine their operations in Puerto Rico and the U.S. Virgin Islands into a new entity. Prior to the formation of the new entity, PRWireless PR, Inc. had incurred debt under a secured term loan, which became debt of the new entity upon the transaction close. The secured term loan bears interest at 5.25% plus LIBOR and expires in June 2020. Any amounts repaid early may not be drawn again. As of June 30, 2018, the total principal amount outstanding was $182 million with an additional $20 million remaining available. Sprint has provided an unsecured guarantee of repayment of the secured term loan obligations. The secured portion of the facility is limited to assets of the new entity as the borrower.
EDC Agreement
As of June 30, 2018, the EDC agreement provided for security and covenant terms similar to our secured term loan and revolving bank credit facility. However, under the terms of the EDC agreement, repayments of outstanding amounts cannot be redrawn. As of June 30, 2018, the total principal amount of our borrowings under the EDC facility was $300 million.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Secured Equipment Credit Facilities
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provided for the ability to borrow up to $800 million to finance network equipment-related purchases from Nokia Solutions and Networks US LLC, USA. The facility's availability for borrowing expired in October 2017. Such borrowings were contingent upon the amount and timing of network equipment-related purchases made by Sprint. During the three-month period ended June 30, 2018, we made principal repayments totaling $13 million on the facility, resulting in a total principal amount of $161 million outstanding as of June 30, 2018.
K-sure
The K-sure secured equipment credit facility provides for the ability to borrow up to $750 million to finance network equipment-related purchases from Samsung Telecommunications America, LLC. The facility can be divided into three consecutive tranches of varying size. In September 2017, we amended the secured equipment credit facility to extend the borrowing availability through December 2018. Such borrowings are contingent upon the amount and timing of network equipment-related purchases made by Sprint. During the three-month period ended June 30, 2018, we made principal repayments totaling $32 million on the facility, resulting in a total principal amount of $162 million outstanding as of June 30, 2018.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provided for the ability to borrow up to $250 million to finance network equipment-related purchases from Alcatel-Lucent USA Inc. In September 2017, we amended the secured equipment credit facility to restore previously expired commitments of $150 million. During the three-month period ended June 30, 2018, we made principal repayments totaling $20 million on the facility, resulting in a total principal amount of $139 million outstanding as of June 30, 2018.
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
Accounts Receivable Facility
Transaction Overview
Our Receivables Facility provides us the opportunity to sell certain wireless service receivables, installment receivables, and future amounts due from customers who lease certain devices from us to the Purchasers. The maximum funding limit under the Receivables Facility is $4.5 billion. While we have the right to decide how much cash to receive from each sale, the maximum amount of cash available to us varies based on a number of factors and, as of June 30, 2018, represents approximately 50% of the total amount of the eligible receivables sold to the Purchasers. As of June 30, 2018, the total amount of borrowings under our Receivables Facility was $2.7 billion and the total amount available to be drawn was $942 million. However, subsequent to June 30, 2018, Sprint repaid approximately $1.2 billion under the Receivables Facility reducing amounts outstanding to approximately $1.5 billion. In February 2017, the Receivables Facility was amended and Sprint regained effective control over the receivables transferred to the Purchasers by obtaining the right, under certain circumstances, to repurchase them. Subsequent to the February 2017 amendment, all proceeds received from the Purchasers in exchange for the transfer of our wireless service and installment receivables are recorded as borrowings. Repayments and borrowings under the Receivables Facility are reported as financing activities in the consolidated statements of cash flows. All cash collected on repurchased receivables continues to be recognized in investing activities in the consolidated statements of cash flows. In October 2017, the Receivables Facility was amended to, among other things, extend the maturity date to November 2019 and to reallocate the Purchasers' commitments between wireless service, installment and future lease receivables through May 2018 to 26%, 28% and 46%, respectively. After May 2018, the allocation of the Purchasers' commitments between wireless service, installment and future lease receivables are 26%, 18% and 56%, respectively. In June 2018, the Receivables Facility was further amended to, among other things, extend the maturity date to June 2020, increase the maximum funding limit by $200 million, reduce financing costs, add month-to-month lease receivables as eligible receivables for leases that extend past their original lease term, and change the Purchasers' commitment allocations. The

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Purchasers' commitments will be allocated 22% to wireless service receivables and 78% to a combined pool of installment receivables, future lease receivables and month-to-month lease receivables. During the three-month period ended June 30, 2018, we borrowed $1.4 billion and repaid $1.1 billion to the Purchasers.
Prior to the February 2017 amendment, wireless service and installment receivables sold to the Purchasers were treated as a sale of financial assets and we derecognized these receivables, as well as the related allowances, and recognized the net proceeds received in cash provided by operating activities in the consolidated statements of cash flows. The total proceeds from the sale of these receivables were comprised of a combination of cash, which was recognized as operating activities within our consolidated statements of cash flows, and a deferred purchase price (DPP). The DPP was realized by us upon either the ultimate collection of the underlying receivables sold to the Purchasers or upon Sprint's election to receive additional advances in cash from the Purchasers subject to the total availability under the Receivables Facility. All cash collections on the DPP were recognized as investing activities in the consolidated statements of cash flows. The fees associated with these sales were recognized in "Selling, general and administrative" in the consolidated statements of comprehensive income through the date of the February 2017 amendment. Subsequent to the February 2017 amendment, the sale of wireless service and installment receivables are reported as financings, which is consistent with our historical treatment for the sale of future lease receivables, and the associated fees are recognized as "Interest expense" in the consolidated statements of comprehensive income.
Transaction Structure
Sprint contributes certain wireless service, installment and future lease receivables, as well as the associated leased devices, to Sprint's wholly-owned consolidated bankruptcy-remote special purpose entities (SPEs). At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, installment and future lease receivables to Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life. As of June 30, 2018, wireless service, installment and lease receivables contributed to the SPEs and included in "Accounts and notes receivable, net" in the consolidated balance sheets were $2.6 billion and the long-term portion of installment receivables included in "Other assets" in the consolidated balance sheets was $132 million. As of June 30, 2018, the net book value of devices contributed to the SPEs was approximately $6.2 billion.
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
Financing Obligations, Capital Lease and Other Obligations
Tower Financing
During 2008, we sold and subsequently leased back approximately 3,000 cell sites, of which approximately 2,000 remain as of June 30, 2018. Terms extend through 2021, with renewal options for an additional 20 years. These cell sites continue to be reported as part of our "Property, plant and equipment, net" in our consolidated balance sheets due to our continued involvement with the property sold and the transaction is accounted for as a financing. The financing obligation as of June 30, 2018 is $139 million.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Capital Lease and Other Obligations
In May 2016, Sprint closed on a transaction with Shentel to acquire one of our wholesale partners, NTELOS Holdings Corporation (nTelos). The total consideration for this transaction included $181 million, on a net present value basis, of notes payable to Shentel. Sprint will satisfy its obligations under the notes payable over an expected term of five to six years, of which the remaining obligation is $132 million as of June 30, 2018. The remainder of our capital lease and other obligations of $327 million as of June 30, 2018 are primarily for the use of wireless network equipment.
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
As of June 30, 2018, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in the maturities being accelerated.
Under our secured revolving bank credit facility, we are currently restricted from paying cash dividends because our ratio of total indebtedness to adjusted EBITDA (each as defined in the applicable agreements) exceeds 2.5 to 1.0.

Note 8.	Revenues from Contracts with Customers
The Company adopted Topic 606 beginning on April 1, 2018 using the modified retrospective method. We earn revenue from contracts with customers, primarily through the provision of telecommunications and other services and the sale or rental of wireless devices and accessories. Net operating revenues primarily consist of Wireless and Wireline service revenues, revenues generated from device and accessory sales, revenues from wholesale operators and third-party affiliates. Our contracts with customers may involve multiple performance obligations, which include services, wireless devices or a combination thereof, and we allocate the transaction price between each performance obligation based on its relative standalone selling price. Upon adoption, the Company applied the standard only to contracts that were not completed, referred to as open contracts.
We operate two reportable segments: Wireless and Wireline. For additional information regarding our business and segments, see "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."
Contracts with Customers
Service-related components of the total transaction price typically consist of fixed monthly recurring charges, variable usage charges and miscellaneous fees such as activation fees, international long distance and roaming, commissions on the device insurance program, late payment and administrative fees, and certain regulatory-related fees, net of service credits. For contracts involving multiple performance obligations, such as equipment and service, revenue is allocated based on relative standalone selling price of each performance obligation. We generally recognize revenue allocated to service performance obligations as those services are rendered. As a result of the timing of our multiple billing cycles throughout each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period, and to estimate and defer amounts billed but not earned as of the end of each reporting period. These estimates are based primarily on rate plans in effect and our historical usage and billing patterns. Regulatory fees and costs are recorded gross. The largest component of regulatory fees is the Universal Service Fund, which represented no more than 2% of net operating revenues for all periods presented in the consolidated statements of comprehensive income.
We recognize equipment sales and corresponding costs of equipment sales when title and risk of loss passes to the indirect dealer or end-use subscriber, assuming all other revenue recognition criteria are met. This typically occurs at the point of sale for direct channel sales and freight-on-board dealer destination for indirect channel sales. For the three month period ended June 30, 2018, equipment sales to our indirect dealers was approximately $750 million. In subsidized postpaid and prepaid Wireless contracts, we subsidize the cost of the device as an incentive to retain and acquire subscribers.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We recognize revenue on equipment rentals subject to leasing contracts in accordance with the classification of the lease, which is over the lease term for operating leases or upon transfer of control over the equipment for most capital leases.
The accounting estimates related to the recognition of revenue require us to make assumptions about numerous factors such as future billing adjustments, future returns, and the total contract consideration (e.g., for contracts which include customer incentives or consideration payable to the customer).
We use output methods to recognize revenue for performance obligations satisfied over time (i.e., service performance obligations). Output methods measure progress toward satisfying a performance obligation on the basis of direct measurements of the goods or services transferred to date, relative to the remaining goods or services promised under a contract. Management asserts that this method most reasonably represents the transfer of goods or services to the customer. For prepaid contracts which provide the customer with the ability to redeem fixed prepayments for future goods or services, we utilize the proportional amount of redemptions from the customer in comparison to the total expected amount of redemptions as an estimate of our progress toward satisfaction of our performance obligations. For postpaid contracts with unlimited amounts of monthly service and for Wireline contracts, we utilize the time elapsed in relation to the total contract duration as an estimate of our progress toward satisfaction of our performance obligations.
In determining the amounts of revenue to recognize, we use the following methods, inputs, and assumptions:

•
Determination of transaction price - we include any fixed and determinable charges per our contracts as part of the total transaction price. To the extent that variable consideration is not constrained, we include a probability-weighted estimate of the variable amount within the total transaction price and update our assumptions over the duration of the contract. We do not accept non-cash consideration from our customers as direct payment for the purchase of equipment at contract inception or for the purchase of ongoing services. Subject to certain restrictions, we may purchase used equipment from customers entering into a new subscriber contract. Our payment for the purchase of this used equipment may not equal its market value. In those circumstances, the expected difference between the purchase price and the market value of the used equipment is treated as an adjustment to the total transaction price of the customer's contract at contract inception.

•
Assessment of estimates of variable consideration - our Wireless contracts generally do not involve variable consideration which must be allocated amongst performance obligations at contract inception, other than expected adjustments to the total transaction price related to (a) customer equipment rebates; (b) customer retention credits; and (c) product returns and service refunds, all of which we are able to reasonably estimate at contract inception based upon historical experience with similar or identical contracts and similar or identical customers. Our Wireline contracts are generally not subject to significant amounts of variable consideration. We do not consider any of our variable consideration to be constrained for the purpose of estimating the total transaction price to be allocated to our performance obligations.

•
Allocation of transaction price - we allocate the total transaction price in our contracts amongst performance obligations based upon the relative standalone selling prices of those performance obligations. We use observable external pricing of performance obligations when sold on a standalone basis as evidence of standalone selling prices. Discounts and premiums built into our transaction prices are typically allocated proportionately to all performance obligations within the contracts, exclusive of performance obligations for the delivery of accessories, which are consistently sold at standalone selling price regardless of bundling, and with the exception of estimated Wireless customer retention credits, which are treated as a reduction in the portion of the total transaction price allocated to service revenue.

•
Measurement of returns, refunds, and other similar obligations are estimated separately for separate product and service types based upon historical experience with similar contracts and similar types of customers. The total transaction price is reduced by the amount estimated as a return, refund, or other similar obligation in relation to the sale. This amount is recorded as a current liability, unless and until our estimates have changed or the relevant obligation has been satisfied.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue
We disaggregate revenue based upon differences in accounting for underlying performance obligations. Accounting differences related to our performance obligations are driven by various factors, including the type of product offering provided, the type of customer, and the expected timing of payment for goods and services.
The following table presents disaggregated reported revenue by category:

Three Months Ended
June 30, 2018
(in millions)
Service revenue
Postpaid	$4,188
Prepaid	982
Wireless wholesale and affiliate	294
Wireline	276
Total service revenue	5,740
Equipment sales	1,173
Equipment rentals	1,212
Total revenue	$8,125
Contract Assets and Liabilities
Performance obligations related to our Wireless segment involve the provision of equipment and service. In most circumstances, equipment performance obligations provided to the customer as part of subsidized and installment billing contracts, or as part of standalone equipment sales, are satisfied when title and risk of loss passes to the indirect dealer or end-use subscriber, assuming all other revenue recognition criteria are met. This typically occurs at the point of sale for direct channel sales and freight-on-board dealer destination for indirect channel sales. We recognize revenue on equipment rentals subject to leasing contracts in accordance with the classification of the lease, which is over the lease term for operating leases or upon transfer of control over the equipment for most capital leases. Wireless service performance obligations are typically satisfied over 24 months for subsidized and installment billing contracts with substantive termination penalties such as Buy-One-Get-One (BOGO) contracts, over 18 to 30 months for leasing contracts, and over one month for traditional installment billing contracts. Amounts due for subsidized equipment are due at point of sale. Amounts due for equipment subject to an operating or capital lease are invoiced and collected monthly over the term of the lease. Amounts due for equipment subject to an installment billing note are invoiced and collected monthly over the term of the note, typically between 24 and 30 months for handsets and 12 to 18 months for accessories. A financing component exists in relation to subsidized and installment billing Wireless contracts. However, we do not consider the financing component to be quantitatively or qualitatively significant for installment billing contracts with durations longer than one year. For those installment billing contracts with durations of one year or less, we have elected to apply the practical expedient and not adjust the transaction price for the effects of a financing component. Amounts due for Wireless services are typically invoiced and collected monthly over the relevant service period. Wireless contracts generally do not involve variable consideration, other than expected adjustments to the total transaction price related to expected future price concessions and product returns and service refunds. Our Wireless contracts include consideration resulting from monthly customer charges intended to partially recover taxes imposed on the Company, including fees related to the Universal Service Fund. These fees are based on the customer's estimated monthly voice usage and are therefore allocated to corresponding distinct months of Wireless services. We update our estimates related to return and refund obligations for Wireless equipment and services on a quarterly basis. Returns and refunds are typically provided for up to 14 days after contract inception for individual customers and for 30 days for business customers.
Performance obligations related to our Wireline business involve the provision of services to corporate customers. Wireline service performance obligations are satisfied typically over a period between 24 and 36 months. Amounts due for services are invoiced and collected periodically over the relevant service period. Wireline contracts are not subject to significant amounts of variable consideration, other than charges intended to partially recover taxes imposed on the Company, including fees related to the Universal Service Fund. Such fees are based on the customer's estimated monthly usage and are therefore allocated to corresponding distinct months of Wireline services. Our Wireline contracts do provide

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the customer with monthly options to purchase goods or services at prices commensurate with the standalone selling prices for those goods or services, as determined at contract inception.
The relationship between the satisfaction of our performance obligations and collection of payments from the customer will vary depending upon the type of contract. In Wireless subsidized contracts, payment related to equipment performance obligations is partially collected upfront and partially collected over the related service period resulting in a contract asset position at contract inception. In traditional Wireless installment billing contracts, the full amount of consideration related to equipment performance obligations is recognized as a receivable at contract inception and collected ratably in accordance with payment terms attached to the installment note. Traditional Wireless installment billing contracts are subject to an accounting contract duration of one month, and therefore do not result in the recognition of a contract position. In Wireless installment billing contracts that include a substantive termination penalty such as when customers receive a monthly service credit to offset monthly payments against applicable installment billing notes, the amount of the total transaction price that is allocated to equipment performance obligations is less than the amount recognized as a noncontingent receivable from the customer at contract inception, resulting in a contract liability position. In Wireless leasing contracts, the amount of cash received at inception is generally larger than the amount of upfront revenue allocated and recognized as rental income. This results in a contract liability at contract inception, which is often partially composed of deferred rental income. In prepaid contracts initiated in our indirect channel, customers may purchase a device at a discount. The Company will often reimburse the dealer some portion of this discount, which is expected to be recovered through future sales of monthly service. This results in a contract asset position at contract inception. In circumstances where prepaid customers prepay account balances, which can be used to purchase future Wireless goods or services, those amounts are recognized as a contract liability until the point where prepayments are redeemed for goods or services and the related performance obligations have been satisfied. In Wireline contracts, we record a contract position, either a contract asset or a contract liability depending upon the specific facts and circumstances of the contract, including to reflect differences between the amount of revenue allocated to equipment delivered upfront and the contractually stated price for that equipment, or if we collect nonrefundable upfront payments from customers related to installation and activation.
We capitalize incremental commissions directly related to the acquisition or renewal of customer contracts, to the extent that the costs are expected to be recovered. Capitalized costs are amortized on a straight-line basis over the shorter of the expected customer life or the expected benefit related directly to those costs.
We assess our capitalized contract acquisition asset for impairment on a quarterly basis. We impair our capitalized costs to the extent that the carrying amount of a capitalized cost exceeds (a) the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less (b) the expected costs related directly to providing those goods and services that have not yet been recognized as expenses.
The following table presents the opening and closing balances of our contract assets, contract liabilities, and receivables balances, as well as capitalized costs associated with contracts with customers:

	June 30,	April 1,
	2018	2018
	(in millions)
Contract assets and liabilities
Contract assets(1)	$550	$432
Billed trade receivables	2,470	2,559
Unbilled trade receivables	1,040	1,250
Contract liabilities(2)	1,045	1,104

Other related assets and liabilities
Other related assets:
Capitalized costs to acquire a customer contract:
Sales commissions - opening balance	$1,219
Sales commissions - additions	266
Amortization of capitalized sales commissions	(191)
Net costs to acquire a customer contract	$1,294

(1)	The fluctuation correlates directly to the execution of new customer contracts and invoicing and collections from customers in the normal course of business.

(2)	Revenue recognized during the period, which was included within the beginning contract liability balance, amounts to $867 million.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Remaining Performance Obligations
The aggregate amount of total transaction price allocated to performance obligations in contracts existing as of the balance sheet date, which are wholly unsatisfied or partially unsatisfied as of the end of the reporting period, and the expected time frame for satisfaction of those unsatisfied or partially unsatisfied performance obligations, are as follows (in millions):

Remainder of year ending March 31, 2019	$7,281
Year ending March 31, 2020	2,358
Thereafter	4
Total	$9,643
The amounts disclosed above relate to the allocation of revenue amongst performance obligations in contracts existing as of the balance sheet date, and not to any differences between the timing of revenue recognition and recognition of receivables or cash collection. As a result, those amounts are not necessarily reflected as a contract liability as of the balance sheet date. Included in the above amounts are $2.7 billion for the year ending March 31, 2019 and $872 million for the year ending March 31, 2020, respectively, related to the allocation of the total transaction price to future operating lease revenues. Additionally, amounts disclosed above include estimates of variable consideration, where applicable.
Our Wireless contracts generally do not involve variable consideration, other than expected adjustments to the total transaction price related to future price concessions and product returns and service refunds, all of which we are able to reasonably estimate at contract inception based upon historical experience with similar contracts and similar types of customers. In accordance with the practical expedients:

•
The amounts disclosed above do not include revenue allocated to wholly or partially unsatisfied performance obligations for which the accounting contract duration at contract inception is less than 12 months, which includes expected revenues from traditional installment billing contracts with a one-month accounting contract duration.

•
The amounts disclosed above do not include variable consideration resulting from monthly customer charges intended to partially recover taxes imposed on the Company, including fees related to the Universal Service Fund. Such fees are based on the customer's estimated monthly voice usage and are therefore allocated to corresponding distinct months of Wireless services.

•
The amounts disclosed above do not include variable consideration resulting from monthly charges to Wireless wholesale customers. Such fees are based on the customer's monthly usage of capacity and are therefore allocated to corresponding distinct months of Wireless services.

Wireline contracts are generally not subject to significant amounts of variable consideration, other than charges intended to partially recover taxes imposed on the Company, including fees related to the Universal Service Fund. Such fees are based on the customer's estimated monthly usage and are therefore allocated to corresponding distinct months of Wireline services, and recognized as revenue when invoiced in accordance with the practical expedient. Our Wireline contracts do typically provide the customer with monthly options to purchase goods or services at prices commensurate with the standalone selling prices for those goods or services as determined at contract inception.

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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following provides the activity in the severance and exit costs liability included in "Accounts payable," "Accrued expenses and other current liabilities" and "Other liabilities" within the consolidated balance sheets:

	March 31, 2018	Net (Benefit) Expense		Cash Payments and Other	June 30, 2018
	(in millions)
Lease exit costs	$165	$—		$(17)	$148
Severance costs	64	2	(1)	(32)	34
Access exit costs	19	6	(2)	(3)	22
	$248	$8		$(52)	$204
 _________________

(1)	For the three-month period ended June 30, 2018, we recognized costs of $2 million (Wireless only).

(2)	For the three-month period ended June 30, 2018, we recognized costs of $6 million ($1 million Wireless, $5 million Wireline) as "Severance and exit costs."
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
The U.S. federal statutory tax rates for the three-month periods ended June 30, 2018 and 2017 were 21% and 35%, respectively. The Tax Cuts and Jobs Act (the Tax Act) enacted in December 2017 reduced the corporate income tax rate effective January 1, 2018. The differences that caused our effective income tax rates to differ from the U.S. federal statutory rates for the three-month periods ended June 30, 2018 and 2017, respectively, were as follows:

	Three Months Ended June 30,
	2018	2017
	(in millions)
Income tax expense at the federal statutory rate	$(46)	$(174)
Effect of:
State income taxes, net of federal income tax effect	(15)	(22)
State law changes, net of federal income tax effect	24	3
Increase deferred tax liability for organizational restructuring	(13)	—
Increase deferred tax liability for business activity changes	—	(65)
Credit for increasing research activities	—	4
Change in federal and state valuation allowance	6	(33)
Other, net	(3)	(5)
Income tax expense	$(47)	$(292)
Effective income tax rate	21.4%	58.6%
Income tax expense of $47 million for the three-month period ended June 30, 2018 represented a consolidated effective tax rate of approximately 21%. During the period, we recognized a $24 million tax benefit for the impact of state law changes enacted during the period, partially offset by a $13 million tax expense attributable to organizational restructuring. These adjustments were primarily driven by the change in carrying value of our deferred tax assets and liabilities on temporary differences.
Income tax expense of $292 million for the three-month period ended June 30, 2017 represented a consolidated effective tax rate of approximately 59%. Income tax expense was primarily attributable to taxable temporary differences from the tax amortization of FCC licenses and tax expense on pre-tax gains from spectrum license exchanges during the period. We also increased our deferred state income tax liability by $65 million for changes in business activities causing us to become subject to income tax in additional tax jurisdictions. This resulted in a change in the measurement of the carrying value of our deferred tax liability on temporary differences, primarily FCC licenses.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We continue to maintain a valuation allowance on certain deferred tax assets, primarily net operating losses with definite-life carry forward periods. Factors that could change our judgment as to our ability to realize these deferred tax assets, and therefore, reduce our valuation allowance, include the existence of future taxable income generated by temporary differences reversing in the net operating loss carryforward periods and income from continuing operations.
On December 22, 2017 the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which addresses income tax accounting implications of the Tax Act. Estimates were used to determine the balance of deferred tax assets and liabilities subject to changes in tax laws included in the Tax Act, as well as the reversal pattern of such deferred tax assets and liabilities in assessing the ability to realize deferred tax assets. We continue to analyze the effects of the Tax Act and will record any additional impacts as they are identified during the measurement period. During the three-month period ended June 30, 2018, we did not identify or record any adjustments to the provisional amount previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2018.
As of June 30, 2018 and March 31, 2018, we maintained unrecognized tax benefits of $226 million and $239 million, respectively. Cash paid for income taxes, net was $39 million and $32 million for the three-month periods ended June 30, 2018 and 2017, respectively.

Note 11.	Commitments and Contingencies
Litigation, Claims and Assessments
In March 2009, a stockholder brought suit, Bennett v. Sprint Nextel Corp., in the U.S. District Court for the District of Kansas, alleging that Sprint Communications and three of its former officers violated Section 10(b) of the Exchange Act and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The district court granted final approval of a settlement in August 2015, which did not have a material impact to our financial statements. Five stockholder derivative suits related to this 2009 stockholder suit were filed against Sprint Communications and certain of its present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas on April 8, 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case; the second, Randolph v. Forsee, was filed on July 15, 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court; the third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; the fourth, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and the fifth, Hartleib v. Forsee, et al., was filed in federal court in Kansas on July 14, 2011. These cases were essentially stayed while the Bennett case was pending, and we have reached an agreement in principle to settle the matters, by agreeing to some governance provisions and by paying plaintiffs' attorneys fees in an immaterial amount. The court approved the settlement but reduced the plaintiffs' attorneys fees. On April 27, 2018, the court of appeals for the state of Kansas affirmed the settlement ruling. On May 30, 2018, plaintiffs filed a Petition for Review with the Supreme Court of Kansas.
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
Sprint Communications is also a defendant in a complaint filed by several stockholders of Clearwire Corporation (Clearwire) asserting claims for breach of fiduciary duty by Sprint Communications, and related claims and otherwise challenging the Clearwire acquisition. ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., was filed April 26, 2013, in Chancery Court in Delaware. Plaintiffs in the ACP Master, LTD suit have also filed suit requesting an appraisal of the fair value of their Clearwire stock. Trial of those cases took place in October and November 2016. On July 21, 2017, the Delaware Chancery Court ruled in Sprint's favor in both cases. It found no breach of fiduciary duty, and determined the value of Clearwire shares under the Delaware appraisal statute to be $2.13 per share plus statutory interest. The plaintiffs filed an appeal and on April 23, 2018, the Delaware Supreme Court affirmed the ruling of the Delaware Chancery Court in its entirety. This matter is concluded as no further appeals are possible.
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
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us or our subsidiaries. As of June 30, 2018, we have accrued $114 million associated with a state tax matter. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.
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
The minimum cash obligation was $2.8 billion under the Report and Order. We are, however, obligated to continue to pay the full amount of the costs relating to the reconfiguration plan, although those costs have exceeded $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The letter of credit was initially $2.5 billion, but has been reduced during the course of the proceeding to $115 million as of June 30, 2018. Since the inception of the program, we have incurred payments of approximately $3.6 billion directly attributable to our performance under the Report and Order, including approximately $21 million during the three-month period ended June 30, 2018. When incurred, substantially all costs are accounted for as additions to FCC licenses with the remainder as property, plant and

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

equipment. Based on our expenses to date and on third party administrator's audits, we have exceeded $2.8 billion minimum cash obligation required by the FCC. On October 12, 2017, the FCC released a Declaratory Ruling that we have met the minimum cash obligation under the Report and Order and concluded that Sprint will not be required to make any payments to the U.S. Treasury.
Completion of the 800 MHz band reconfiguration was initially required by June 26, 2008 and public safety reconfiguration is nearly complete across the country with the exception of the States of California, Texas and New Mexico. The FCC continues to grant the remaining 800 MHz public safety licensees additional time to complete their band reconfigurations which, in turn, delays our access to our 800 MHz replacement channels in these areas. In the non-border areas of these states where band reconfiguration is complete, Sprint has received its replacement spectrum in the 800 MHz band and Sprint is deploying 3G CDMA and 4G LTE on this spectrum in combination with its spectrum in the 1.9 GHz and 2.5 GHz bands.

Note 12.	Per Share Data
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share adjusts basic net income per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. As of the three-month period ended June 30, 2018, the computation of diluted net income per common share includes the effect of dilutive securities consisting of approximately 47 million options and restricted stock units and 4 million shares attributable to warrants, of which 2 million related to the warrant held by SoftBank. As of the three-month period ended June 30, 2018, outstanding options to purchase shares totaling 9 million were not included in the computation of diluted net income per common share because to do so would have been antidilutive. As of the three-month period ended June 30, 2017, outstanding options to purchase shares totaling 4 million were not included in the computation of diluted net income per common share because to do so would have been antidilutive. The computation of diluted net income per common share as of the three-month period ended June 30, 2017 includes the effect of dilutive securities consisting of approximately 59 million options and restricted stock units, in addition to 24 million shares attributable to warrants, of which 20 million relate to shares issuable under the warrant held by SoftBank. At the close of the merger with SoftBank, the warrant was issued at $5.25 per share. On July 10, 2018, SoftBank exercised its warrant in full to purchase 55 million shares of stock for $287 million.

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

•
Wireline primarily includes revenue from domestic and international wireline communication services provided to other communications companies and targeted business subscribers, in addition to our Wireless segment.

We define segment earnings as wireless or wireline operating income (loss) before other segment expenses such as depreciation, amortization, severance, exit costs, goodwill impairments, asset impairments, and other items, if any, solely and directly attributable to the segment representing items of a non-recurring or unusual nature. Expense and income items excluded from segment earnings are managed at the corporate level. Transactions between segments are generally accounted for based on market rates, which we believe approximate fair value. The Company generally re-establishes these rates at the beginning of each fiscal year. The impact of intercompany pricing rate changes to our Wireline segment earnings does not affect our consolidated results of operations as our Wireless segment has an equivalent offsetting impact in cost of services.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2018
Net operating revenues	$7,845	$276	$4	$8,125
Inter-segment revenues(1)	—	62	(62)	—
Total segment operating expenses(2)	(4,527)	(380)	62	(4,845)
Segment earnings	$3,318	$(42)	$4	3,280
Less:
Depreciation - network and other				(1,023)
Depreciation - equipment rentals				(1,136)
Amortization				(171)
Merger costs (2)				(93)
Other, net(3)				(42)
Operating income				815
Interest expense				(637)
Other income, net				42
Income before income taxes				$220

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2017
Net operating revenues	$7,810	$343	$4	$8,157
Inter-segment revenues(1)	—	90	(90)	—
Total segment operating expenses	(4,944)	(444)	84	(5,304)
Segment earnings	$2,866	$(11)	$(2)	2,853
Less:
Depreciation - network and other				(977)
Depreciation - equipment rentals				(854)
Amortization				(223)
Other, net(3)				364
Operating income				1,163
Interest expense				(613)
Other expense, net				(52)
Income before income taxes				$498

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the three months ended June 30, 2018	$2,836	$51	$62	$2,949
Capital expenditures for the three months ended June 30, 2017	$2,324	$62	$124	$2,510
_________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to, or use by, wireless subscribers.

(2)
The three-month period ended June 30, 2018, includes $93 million of merger-related costs which were recorded as selling, general and administrative expenses in the consolidated statements of comprehensive income.

(3)
Other, net for the three-month period ended June 30, 2018 consists of $34 million associated with the purchase of certain leased spectrum assets, which upon termination of the related spectrum leases resulted in the accelerated recognition of the unamortized favorable lease balances and $8 million of severance and exit costs primarily due to access termination charges. The three-month period ended June 30, 2017 consists of a $175 million net loss on disposal of property, plant and equipment, which consisted of a $181 million loss related to cell site construction costs that are no longer recoverable as a result of changes in our network plans, slightly offset by a $6 million gain. In addition, the three-month period ended June 30, 2017 includes a $479 million non-cash gain related to spectrum license exchanges with other carriers, a $55 million reduction of an accrual related to

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

favorable developments in pending legal proceedings and a $5 million reversal of previously accrued contract termination costs primarily related to the termination of our relationship with General Wireless Operations Inc. (Radio Shack).

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended June 30, 2018
Service revenue	$5,170	$314	$(62)	$5,422
Wireless equipment sales	1,173	—	—	1,173
Wireless equipment rentals	1,212	—	—	1,212
Other	290	24	4	318
Total net operating revenues	$7,845	$338	$(58)	$8,125

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended June 30, 2017
Service revenue(2)	$5,465	$413	$(90)	$5,788
Wireless equipment sales	1,187	—	—	1,187
Wireless equipment rentals	899	—	—	899
Other(2)	259	20	4	283
Total net operating revenues	$7,810	$433	$(86)	$8,157

_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

(2)
Sprint is no longer reporting Lifeline subscribers due to regulatory changes resulting in tighter program restrictions. We have excluded these subscribers from our customer base for all periods presented, including our Assurance Wireless prepaid brand and subscribers through our wholesale Lifeline mobile virtual network operators (MVNO). The above tables reflect the reclassification of the related Assurance Wireless prepaid revenue within the Wireless segment from Wireless services to Other of $82 million for the three-month period ended June 30, 2017. Revenue associated with subscribers through our wholesale Lifeline MVNOs remains in Other following this change.

Note 14.	Related-Party Transactions
In addition to agreements arising out of or relating to the SoftBank Merger, Sprint has entered into various other arrangements with SoftBank, its controlled affiliates or with third parties to which SoftBank Parties are also parties, including arrangements for international wireless roaming, wireless and wireline call termination, real estate, logistical management, and other services.
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
The supply chain and inventory management arrangement included, among other things, that Brightstar may purchase inventory from the original equipment manufacturers to sell directly to our indirect dealers. As compensation for these services, we remit per unit fees to Brightstar for each device sold to dealers or retailers in our indirect channels. During the three-month periods ended June 30, 2018 and 2017, we incurred fees under these arrangements totaling $17 million and $23 million, respectively, which are recognized in "Cost of equipment sales" and "Selling, general and administrative" expenses in the consolidated statements of comprehensive income. Additionally, we have an arrangement with Brightstar whereby they perform certain of our reverse logistics including device buyback, trade-in technology and related services.
During the three-month period ended September 30, 2017, we entered into an arrangement with Brightstar whereby accessories previously procured by us and sold to customers in our direct channels will now be procured and

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

consigned to us from Brightstar. Amounts billed from the sale of accessory inventory are remitted to Brightstar. In exchange for our efforts to sell accessory inventory owned by Brightstar, we will receive a fixed fee from Brightstar for each device activated in our direct channels. For the three-month period ended June 30, 2018, Sprint earned fees under these arrangements of $49 million, which are recognized as other revenue within "Service revenue" in the consolidated statements of comprehensive income.
Amounts included in our consolidated financial statements associated with these supply chain and inventory management arrangements with Brightstar were as follows:

Consolidated balance sheets:	June 30, 2018	March 31, 2018
	(in millions)
Accounts receivable	$125	$188
Accounts payable	$79	$88

	Three Months Ended
Consolidated statements of comprehensive income:	June 30,
	2018	2017
	(in millions)
Equipment sales	$413	$350
Cost of equipment sales	$432	$356

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Guarantor Financial Information
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
During the three-month periods ended June 30, 2018 and 2017, there were non-cash equity distributions from the non-guarantor subsidiaries to Subsidiary Guarantor of approximately $1.5 billion and non-cash equity contributions from Subsidiary Guarantor to the non-guarantor subsidiaries of $42 million, respectively, as a result of organizational restructuring for tax purposes. As of June 30, 2018, there were $24.0 billion of intercompany notes issued by the Subsidiary Guarantor to the non-guarantor subsidiaries. The notes are subordinated to all unaffiliated third-party obligations of Sprint Corporation and its subsidiaries.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2018
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,962	$416	$—	$4,378
Short-term investments	—	4,008	—	—	4,008
Accounts and notes receivable, net	236	481	3,492	(717)	3,492
Current portion of notes receivable from consolidated affiliates	—	424	—	(424)	—
Device and accessory inventory	—	—	622	—	622
Prepaid expenses and other current assets	3	12	880	—	895
Total current assets	239	8,887	5,410	(1,141)	13,395
Investments in subsidiaries	27,885	18,777	—	(46,662)	—
Property, plant and equipment, net	—	—	20,538	—	20,538
Costs to acquire a customer contract	—	—	1,294	—	1,294
Due from consolidated affiliates	6	1,711	—	(1,717)	—
Notes receivable from consolidated affiliates	11,864	23,567	—	(35,431)	—
Intangible assets
Goodwill	—	—	6,586	—	6,586
FCC licenses and other	—	—	41,368	—	41,368
Definite-lived intangible assets, net	—	—	2,245	—	2,245
Other assets	—	198	825	—	1,023
Total assets	$39,994	$53,140	$78,266	$(84,951)	$86,449

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$—	$3,143	$—	$3,143
Accrued expenses and other current liabilities	237	414	3,724	(717)	3,658
Current portion of long-term debt, financing and capital lease obligations	—	1,817	3,029	—	4,846
Current portion of notes payable to consolidated affiliates	—	—	424	(424)	—
Total current liabilities	237	2,231	10,320	(1,141)	11,647
Long-term debt, financing and capital lease obligations	11,864	10,348	13,559	—	35,771
Notes payable to consolidated affiliates	—	11,864	23,567	(35,431)	—
Deferred tax liabilities	—	—	7,704	—	7,704
Other liabilities	—	812	2,570	—	3,382
Due to consolidated affiliates	—	—	1,717	(1,717)	—
Total liabilities	12,101	25,255	59,437	(38,289)	58,504
Commitments and contingencies
Total stockholders' equity	27,893	27,885	18,777	(46,662)	27,893
Noncontrolling interests	—	—	52	—	52
Total equity	27,893	27,885	18,829	(46,662)	27,945
Total liabilities and equity	$39,994	$53,140	$78,266	$(84,951)	$86,449

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2018
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$6,222	$388	$—	$6,610
Short-term investments	—	2,354	—	—	2,354
Accounts and notes receivable, net	99	248	3,711	(347)	3,711
Current portion of notes receivable from consolidated affiliates	—	424	—	(424)	—
Device and accessory inventory	—	—	1,003	—	1,003
Prepaid expenses and other current assets	5	9	561	—	575
Total current assets	104	9,257	5,663	(771)	14,253
Investments in subsidiaries	26,351	18,785	—	(45,136)	—
Property, plant and equipment, net	—	—	19,925	—	19,925
Due from consolidated affiliates	1	—	594	(595)	—
Notes receivable from consolidated affiliates	11,887	23,991	—	(35,878)	—
Intangible assets
Goodwill	—	—	6,586	—	6,586
FCC licenses and other	—	—	41,309	—	41,309
Definite-lived intangible assets, net	—	—	2,465	—	2,465
Other assets	—	185	736	—	921
Total assets	$38,343	$52,218	$77,278	$(82,380)	$85,459

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$—	$3,409	$—	$3,409
Accrued expenses and other current liabilities	100	341	3,868	(347)	3,962
Current portion of long-term debt, financing and capital lease obligations	—	1,832	1,597	—	3,429
Current portion of notes payable to consolidated affiliates	—	—	424	(424)	—
Total current liabilities	100	2,173	9,298	(771)	10,800
Long-term debt, financing and capital lease obligations	11,887	10,381	15,195	—	37,463
Notes payable to consolidated affiliates	—	11,887	23,991	(35,878)	—
Deferred tax liabilities	—	—	7,294	—	7,294
Other liabilities	—	831	2,652	—	3,483
Due to consolidated affiliates	—	595	—	(595)	—
Total liabilities	11,987	25,867	58,430	(37,244)	59,040
Commitments and contingencies
Total stockholders' equity	26,356	26,351	18,785	(45,136)	26,356
Noncontrolling interests	—	—	63	—	63
Total equity	26,356	26,351	18,848	(45,136)	26,419
Total liabilities and equity	$38,343	$52,218	$77,278	$(82,380)	$85,459

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2018
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service revenue	$—	$—	$5,740	$—	$5,740
Equipment sales	—	—	1,173	—	1,173
Equipment rentals	—	—	1,212	—	1,212
	—	—	8,125	—	8,125
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	1,677	—	1,677
Cost of equipment sales	—	—	1,270	—	1,270
Cost of equipment rentals (exclusive of depreciation below)	—	—	124	—	124
Selling, general and administrative	—	—	1,867	—	1,867
Depreciation - network and other	—	—	1,023	—	1,023
Depreciation - equipment rentals	—	—	1,136	—	1,136
Amortization	—	—	171	—	171
Other, net	—	—	42	—	42
	—	—	7,310	—	7,310
Operating income	—	—	815	—	815
Other income (expense):
Interest income	226	547	2	(733)	42
Interest expense	(226)	(571)	(573)	733	(637)
Earnings (losses) of subsidiaries	176	202	—	(378)	—
Other (expense) income, net	—	(2)	2	—	—
	176	176	(569)	(378)	(595)
Income (loss) before income taxes	176	176	246	(378)	220
Income tax expense	—	—	(47)	—	(47)
Net income (loss)	176	176	199	(378)	173
Less: Net loss attributable to noncontrolling interests	—	—	3	—	3
Net income (loss) attributable to Sprint Corporation	176	176	202	(378)	176
Other comprehensive (loss) income	(4)	(4)	(13)	17	(4)
Comprehensive income (loss)	$172	$172	$186	$(361)	$169

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2017
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service revenue	$—	$—	$6,071	$—	$6,071
Equipment sales	—	—	1,187	—	1,187
Equipment rentals	—	—	899	—	899
	—	—	8,157	—	8,157
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	1,709	—	1,709
Cost of equipment sales	—	—	1,545	—	1,545
Cost of equipment rentals (exclusive of depreciation below)	—	—	112	—	112
Selling, general and administrative	—	—	1,938	—	1,938
Depreciation - network and other	—	—	977	—	977
Depreciation - equipment rentals	—	—	854	—	854
Amortization	—	—	223	—	223
Other, net	—	(55)	(309)	—	(364)
	—	(55)	7,049	—	6,994
Operating income	—	55	1,108	—	1,163
Other income (expense):
Interest income	198	45	4	(228)	19
Interest expense	(198)	(351)	(292)	228	(613)
Earnings (losses) of subsidiaries	206	524	—	(730)	—
Other expense, net	—	(67)	(4)	—	(71)
	206	151	(292)	(730)	(665)
Income (loss) before income taxes	206	206	816	(730)	498
Income tax expense	—	—	(292)	—	(292)
Net income (loss)	206	206	524	(730)	206
Other comprehensive (loss) income	(4)	(4)	5	(1)	(4)
Comprehensive income (loss)	$202	$202	$529	$(731)	$202

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2018
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(231)	$2,661	$—	$2,430
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(1,132)	—	(1,132)
Capital expenditures - leased devices	—	—	(1,817)	—	(1,817)
Expenditures relating to FCC licenses	—	—	(59)	—	(59)
Proceeds from sales and maturities of short-term investments	—	810	—	—	810
Purchases of short-term investments	—	(2,464)	—	—	(2,464)
Change in amounts due from/due to consolidated affiliates	28	(778)	—	750	—
Proceeds from sales of assets and FCC licenses	—	—	133	—	133
Proceeds from deferred purchase price from sale of receivables	—	—	170	—	170
Proceeds from intercompany note advance to consolidated affiliate	—	424	—	(424)	—
Other, net	—	—	(10)	—	(10)
Net cash provided by (used in) investing activities	28	(2,008)	(2,715)	326	(4,369)
Cash flows from financing activities:
Proceeds from debt and financings	—	—	1,370	—	1,370
Repayments of debt, financing and capital lease obligations	—	(10)	(1,405)	—	(1,415)
Debt financing costs	(28)	(9)	(211)	—	(248)
Change in amounts due from/due to consolidated affiliates	—	—	750	(750)	—
Repayments of intercompany note advance from parent	—	—	(424)	424	—
Other, net	—	(2)	—	—	(2)
Net cash (used in) provided by financing activities	(28)	(21)	80	(326)	(295)
Net (decrease) increase in cash, cash equivalents and restricted cash	—	(2,260)	26	—	(2,234)
Cash, cash equivalents and restricted cash, beginning of period	—	6,222	437	—	6,659
Cash, cash equivalents and restricted cash, end of period	$—	$3,962	$463	$—	$4,425

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2017
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(394)	$2,318	$—	$1,924
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(1,151)	—	(1,151)
Capital expenditures - leased devices	—	—	(1,359)	—	(1,359)
Expenditures relating to FCC licenses	—	—	(13)	—	(13)
Proceeds from sales and maturities of short-term investments	—	2,594	—	—	2,594
Purchases of short-term investments	—	(1,499)	—	—	(1,499)
Change in amounts due from/due to consolidated affiliates	—	588	—	(588)	—
Proceeds from sales of assets and FCC licenses	—	—	101	—	101
Proceeds from deferred purchase price from sale of receivables	—	—	375	—	375
Other, net	—	2	(3)	—	(1)
Net cash provided by (used in) investing activities	—	1,685	(2,050)	(588)	(953)
Cash flows from financing activities:
Proceeds from debt and financings	—	—	902	—	902
Repayments of debt, financing and capital lease obligations	—	(1,598)	(523)	—	(2,121)
Call premiums paid on debt redemptions	—	(129)	—	—	(129)
Change in amounts due from/due to consolidated affiliates	—	—	(588)	588	—
Other, net	—	9	(24)	—	(15)
Net cash (used in) provided by financing activities	—	(1,718)	(233)	588	(1,363)
Net (decrease) increase in cash, cash equivalents and restricted cash	—	(427)	35	—	(392)
Cash, cash equivalents and restricted cash, beginning of period	—	2,461	481	—	2,942
Cash, cash equivalents and restricted cash, end of period	$—	$2,034	$516	$—	$2,550

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16.	Additional Financial Information
Cash, Cash Equivalents and Restricted Cash
The following provides the classifications of cash, cash equivalents and restricted cash in the consolidated balance sheets:

	June 30, 2018	March 31, 2018
	(in millions)
Cash and cash equivalents	$4,378	$6,610
Restricted cash in Other assets (1)	47	49
Cash, cash equivalents and restricted cash	$4,425	$6,659
_________________

(1)	Restricted cash in Other assets is required as part of our spectrum financing transactions.
Accounts Payable
Accounts payable at June 30, 2018 and March 31, 2018 include liabilities in the amounts of $80 million and $66 million, respectively, for payments issued in excess of associated bank balances but not yet presented for collection.

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
Business Combination Agreement
On April 29, 2018, we announced that we entered into a Business Combination Agreement with T-Mobile US (T-Mobile) to merge in an all-stock transaction for a fixed exchange ratio of 0.10256 of T-Mobile shares for each Sprint share, or the equivalent of 9.75 Sprint shares for each T-Mobile share. Immediately following the transactions, Deutsche Telekom AG and SoftBank Group Corp. are expected to hold approximately 42% and 27% of fully-diluted shares of the combined company, respectively, with the remaining 31% of the fully-diluted shares of the combined company held by public stockholders. The Board will consist of 14 directors, of which nine will be nominated by Deutsche Telekom AG, four will be nominated by SoftBank Group Corp, and the final director will be the CEO of the combined company. The combined company will be named T-Mobile. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close in the first half of calendar year 2019. Sprint and T-Mobile completed the Hart-Scott-Rodino filing with the Department of Justice on May 24, 2018. On June 18, 2018, the parties filed with the FCC the merger applications, including the Public Interest Statement. On July 18, 2018, the FCC accepted the applications for filing and established a public comment period for the transaction.
Revenue Recognition
The Company adopted Revenue from Contracts with Customers (Topic 606) beginning on April 1, 2018 using the modified retrospective method. See Note 8. Revenues from Contracts with Customers in Notes to the Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional information related to revenues and contract costs, including qualitative and quantitative disclosures required under Topic 606. The impact to our consolidated financial statements of adopting Topic 606 is presented in Note 2. New Accounting Pronouncements in Notes to the Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.
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
Under the Sprint brand, we currently offer our devices through leasing and installment billing programs, and within limited plan offerings devices may be subsidized in exchange for a service contract. Our Sprint branded leasing and installment billing programs do not require a service contract but offer devices tied to service plans at lower monthly rates when compared to subsidy plans. The installment billing program requires the subscriber to pay full or a discounted retail price based on promotional activities for the device over the installment period. The leasing program requires the subscriber to pay a rental fee over the lease term. In July 2017, we introduced the Sprint Flex program, which gives customers the opportunity to enjoy their phone before deciding what option (upgrade, continue leasing, return, or buy) works best for their lifestyle. Depending on device type, certain leases carry an option to upgrade to a new device annually prior to expiration of the lease. The terms of our lease and installment billing contracts require that customers maintain service otherwise the balance of the remaining contractual obligation on the device is due upon termination of their service. The subsidy program, which has been de-emphasized, requires a service contract and allows for a subscriber to purchase a device generally at a discount. Additionally, in our non-Sprint branded postpaid plan we offer devices through an installment billing program while requiring service to be purchased on a prepaid basis. The majority of Sprint's current handset activations occur on our Sprint Flex leasing program.
Prepaid
Our prepaid portfolio currently includes multiple brands, each designed to appeal to specific subscriber uses and demographics. Additionally, a subsidy program is available within limited prepaid plan offerings. In our indirect channel, customers who activate service under certain prepaid plan offerings are able to purchase devices at a discount. Sprint Forward (formerly Sprint Prepaid) primarily serves as a complementary offer to our Sprint Postpaid offer for those subscribers who want plans that are affordable, simple and flexible without a long-term commitment. Boost Mobile primarily serves subscribers that are looking for value without data limits. Virgin Mobile primarily serves subscribers that are looking to optimize spend but need solutions that offer control, flexibility and connectivity through various plans with high speed data options. Virgin Mobile is also designated as a Lifeline-only Eligible Telecommunications Carrier. Under the Assurance Wireless brand, Virgin Mobile provides service to Lifeline eligible subscribers (for whom it seeks reimbursement from the federal Universal Service Fund) and subscribers who have lost their Lifeline eligibility and retain Assurance Wireless retail service. The Lifeline program requires applicants to meet certain eligibility requirements and existing subscribers must recertify as to those requirements annually. While Sprint will continue to support our Lifeline subscribers through our Assurance Wireless prepaid brand, we have excluded these subscribers from our reported prepaid customer base for all periods presented due to regulatory changes resulting in tighter program restrictions. (See "Subscriber Results" for more information.)
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
Wireline
We provide a suite of wireline communication services to other communications companies and targeted business subscribers. In addition, our Wireline segment provides data and IP communication services to our Wireless segment. We provide long distance services and operate all-digital global long distance and Tier 1 IP networks.
Business Strategies and Key Priorities
Our business strategy is to be responsive to changing mobility demands of existing and potential customers, and to expand our business into new areas of customer value and economic opportunity through innovation and differentiation. To help lay the foundation for these future growth opportunities, our strategy revolves around targeted investment in the following key priority areas:

•	Sprint's Next-Gen network plan will deliver competitive coverage, faster speeds and more capacity;

•	Create a compelling unlimited value proposition;

•	Provide the best digital customer experience; and

•	Engage our partners by making Sprint a great place to work.

We plan to invest in our network during the next few years targeting to launch 5G in the first half of 2019. We aim to use our wealth of spectrum to build our 5G network, with focus on designing an incredibly dense network with thousands of small cells. 5G includes faster speeds and, more importantly, low latency. We expect to also expand coverage using a hybrid plan that combines traditional macros, mini macros, air strands and Sprint Magic Boxes.
We plan to create a compelling unlimited value proposition by leveraging our spectrum holdings while remaining the price leader on Unlimited plan offerings and taking our brand to the next level.
We plan to invest in digital capabilities and artificial intelligence to improve the customer experience. We are focused on finding the right balance between physical and digital retail to serve customers wherever and whenever they want.
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
Overall, our densification and introduction of 5G technologies are expected to continue to enhance the customer experience by adding data capacity, increasing the wireless data speeds available to our customers, and improving network performance for both voice and data services. While circumstances may change in the future, we believe that our substantial spectrum holdings are sufficient to allow us to continue to provide consistent network reliability, capacity, and speed, as well as to provide current and future customers a highly competitive wireless experience. As part of the evolution of our existing network toward 5G, we plan to modify our existing backhaul architecture to enable increased capacity to our network at a lower cost by either negotiating lower vendor pricing for existing Ethernet technology or replacing Ethernet with fiber. We expect to incur termination costs associated with Ethernet contractual commitments with third party vendors ranging between approximately $225 million to $275 million, of which the majority are expected to be incurred by December 31, 2020.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The following table provides an overview of the consolidated results of operations.

	Three Months Ended
	June 30,
	2018	2017
	(in millions)
Wireless segment earnings	$3,318	$2,866
Wireline segment earnings	(42)	(11)
Corporate, other and eliminations	4	(2)
Consolidated segment earnings	3,280	2,853
Depreciation - network and other	(1,023)	(977)
Depreciation - equipment rentals	(1,136)	(854)
Amortization	(171)	(223)
Other, net	(135)	364
Operating income	815	1,163
Interest expense	(637)	(613)
Other income (expense), net	42	(52)
Income tax expense	(47)	(292)
Net income	$173	$206
Depreciation Expense - Network and Other
Depreciation expense - network and other increased $46 million, or 5%, for the three-month period ended June 30, 2018 compared to the same period in 2017, primarily due to increased depreciation on new asset additions, partially offset by decreases associated with fully depreciated or retired assets.
Depreciation Expense - Equipment Rentals
Depreciation expense - equipment rentals increased $282 million, or 33%, for the three-month period ended June 30, 2018 compared to the same period in 2017, primarily due to increased depreciation on leased devices as a result of the continued growth of the device leasing program.
Amortization Expense
Amortization expense decreased $52 million, or 23%, for the three-month period ended June 30, 2018 compared to the same period in 2017, primarily due to customer relationship intangible assets that are amortized using the sum-of-the-months'-digits method, which results in higher amortization rates in early periods that decline over time.
Other, net
The following table provides additional information regarding items included in "Other, net" for the three-month periods ended June 30, 2018 and 2017.

	Three Months Ended
	June 30,
	2018	2017
	(in millions)
Severance and exit costs	$(8)	$—
Litigation and other contingencies	—	55
Loss on disposal of property, plant and equipment, net	—	(175)
Contract terminations	(34)	5
Gains from asset dispositions and exchanges	—	479
Merger costs	(93)	—
Total	$(135)	$364
Other, net represented an expense of $135 million for the three-month period ended June 30, 2018. During the three-month period ended June 30, 2018, we recognized severance and exit costs of $8 million primarily due to access termination charges and $34 million associated with the purchase of certain leased spectrum assets, which upon termination of the related spectrum leases resulted in the accelerated recognition of the unamortized favorable lease balances. We also incurred merger-related costs of $93 million, which were recorded as selling, general and administrative expenses in the consolidated statements of comprehensive income.
Other, net represented a benefit of $364 million for the three-month period ended June 30, 2017. During the three-month period ended June 30, 2017, we recorded a $479 million non-cash gain as a result of spectrum license exchanges with other carriers, a $55 million reduction of an accrual related to favorable developments in pending legal proceeding, and a $5 million benefit in contract terminations. In addition, we recorded a $175 million net loss on disposal of property, plant and equipment, which consisted of a $181 million loss related to cell site construction costs that are no longer recoverable as a result of changes in our network plans, slightly offset by a $6 million gain.
Interest Expense
Interest expense increased $24 million, or 4%, for the three-month period ended June 30, 2018 compared to the same period in 2017. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $40.5 billion and $40.1 billion was 6.4% and 6.3% for the three-month periods ended June 30, 2018 and 2017, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.
Other income (expense), net
Other income (expense), net was income of $42 million and expense of $52 million for the three-month periods ended June 30, 2018 and 2017, respectively. Income during the three-month period ended June 30, 2018 was primarily due to $43 million of interest income. The three-month period ended June 30, 2017 included $66 million of loss on early extinguishment of debt related to the retirement of portions of the Sprint Communications 8.375% Notes due 2017 and 9.000% Guaranteed Notes due 2018.
Income Taxes
The U.S. federal statutory tax rates for the periods ended June 30, 2018 and 2017 were 21% and 35%, respectively. The Tax Cuts and Jobs Act (the Tax Act) enacted in December 2017, reduced the corporate income tax rate effective January 1, 2018.
Income tax expense of $47 million for the three-month period ended June 30, 2018 represented a consolidated effective tax rate of approximately 21%. During the period, we recognized a $24 million tax benefit for the impact of state law changes enacted during the period, partially offset by a $13 million tax expense attributable to organizational restructuring. These adjustments were primarily driven by the change in carrying value of our deferred tax assets and liabilities on temporary differences.
Income tax expense of $292 million for the three-month period ended June 30, 2017 represented a consolidated effective tax rate of approximately 59%. Income tax expense was primarily attributable to taxable temporary differences from the tax amortization of FCC licenses and tax expense on pre-tax gains from spectrum license exchanges during the period. We also increased our deferred state income tax liability by $65 million for changes in business activities causing us to become subject to income tax in additional tax jurisdictions. This resulted in a change in the measurement of the carrying value of our deferred tax liability on temporary differences, primarily FCC licenses.
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
As shown by the table above under "Consolidated Results of Operations," Wireless segment earnings represented almost all of our total consolidated segment earnings for the three-month periods ended June 30, 2018 and 2017. Within the

Wireless segment, postpaid wireless services represent the most significant contributor to earnings, and is driven by the number of postpaid subscribers utilizing our services, as well as average revenue per user (ARPU). The wireless industry is subject to competition to retain and acquire subscribers of wireless services. All markets in which we operate have high rates of penetration for wireless services.
Device Financing Programs
We offer a leasing program whereby qualified subscribers can lease a device for a contractual period of time, and an installment billing program that allows subscribers to purchase a device by paying monthly installments, generally over 24 months. In July 2017, we introduced the Sprint Flex program, which gives customers the opportunity to enjoy their phone before deciding what option (upgrade, continue leasing, return, or buy) works best for their lifestyle. Depending on device type, certain leases carry an option to upgrade to a new device annually prior to expiration of the lease. At the end of the lease term, the subscriber has the option to turn in their device, continue leasing their device, or purchase the device.
As of June 30, 2018, substantially all of our device leases were classified as operating leases and predominantly all of our subscribers choose the leasing option under the Sprint Flex program. As a result, the leased devices are classified as property, plant and equipment when made available to subscribers through Sprint's direct channels. For leases in the indirect channel, we purchase the devices at lease inception from the dealer, which are then capitalized to property, plant and equipment. Lease revenue is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value, generally over the lease term. As these devices are classified as property, plant and equipment, the cost of the device is not recorded as cost of equipment sales compared to when sold under the installment billing or the traditional subsidy program, which results in a significant positive impact to Wireless segment earnings. Depreciation expense incurred on leased devices for the three-month periods ended June 30, 2018 and 2017, was $1.1 billion and $854 million, respectively. If the mix of leased devices within our subscriber base continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase.
Under the installment billing program, we recognize a majority of the revenue associated with future expected installment payments at the time of sale of the device to Sprint branded customers. As compared to our traditional subsidy program, this results in alignment of the revenue with the cost of the device. The impact to Wireless earnings from the sale of devices under our installment billing program is generally neutral except for the impact from promotional offers.
Our device leasing and installment billing programs require a greater use of cash flow in the early part of the device contracts as our subscribers will generally pay less upfront than a traditional subsidy program. The accounts receivables facility discussed in "Liquidity and Capital Resources" was designed to mitigate the significant use of cash from purchasing devices from original equipment manufacturers (OEMs) to fulfill our leasing and installment billing programs.
Wireless Segment Earnings Trends
Sprint offers lower monthly service fees without a traditional contract as an incentive to attract subscribers to certain of our service plans. These lower rates for service are available whether the subscriber brings their own device, pays the full or discounted retail price of the device, leases their device through our Sprint Flex leasing program, or purchases the device under our installment billing program. We expect our postpaid ARPU to stabilize in fiscal year 2018 due to less dilution from promotional activities as subscribers exit existing promotional offers and increase their monthly spending with us, combined with an increase in acquisition ARPU due to less promotional discounts on multi-lines. We continue to expect higher equipment rentals and equipment sales associated with the leasing and installment billing programs. Since inception, the combination of lower-priced plans and our leasing and installment billing programs have been accretive to Wireless segment earnings. We expect that trend to continue with the magnitude of the impact being dependent upon subscriber adoption rates.
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

The following table provides an overview of the results of operations of our Wireless segment.

	Three Months Ended
	June 30,
Wireless Segment Earnings	2018	2017
	(in millions)
Postpaid	$4,188	$4,466
Prepaid(1)	982	999
Retail service revenues	5,170	5,465
Wholesale, affiliate and other(1)	290	259
Total service revenue	5,460	5,724
Equipment sales	1,173	1,187
Equipment rentals	1,212	899
Total net operating revenues	7,845	7,810
Cost of services (exclusive of depreciation and amortization)	(1,429)	(1,412)
Cost of equipment sales	(1,270)	(1,545)
Cost of equipment rentals (exclusive of depreciation)	(124)	(112)
Selling, general and administrative expense	(1,704)	(1,875)
Total net operating expenses	(4,527)	(4,944)
Wireless segment earnings	$3,318	$2,866
_______________

(1)
Sprint is no longer reporting Lifeline subscribers due to regulatory changes resulting in tighter program restrictions. We have excluded these subscribers from our customer base for all periods presented, including our Assurance Wireless prepaid brand and subscribers through our wholesale Lifeline mobile virtual network operators (MVNO). The above table reflects the reclassification of the related Assurance Wireless prepaid revenue from Prepaid service revenue to Wholesale, affiliate and other revenue of $82 million for the three-month period ended June 30, 2017. Revenue associated with subscribers through our wholesale Lifeline MVNOs remains in Wholesale, affiliate and other revenue following this change.

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
Retail service revenue decreased $295 million, or 5%, for the three-month period ended June 30, 2018, compared to the same period in 2017. The decrease was primarily due to lower average revenue per postpaid subscriber driven by an increase in subscribers on lower price plans, combined with a lower amount of revenue allocated to service revenue following the adoption of Topic 606. The decrease was partially offset by an increase in average postpaid and prepaid subscribers.
Wholesale, affiliate and other revenues increased $31 million, or 12%, for the three-month period ended June 30, 2018, compared to the same period in 2017, primarily due to fees earned under an accessories arrangement with Brightstar, which commenced during the quarter ending September 30, 2017. This increase was partially offset by a decrease in imputed interest recognized associated with installment billing on devices and reduced revenue associated with postpaid and prepaid resellers due to competitive pressures. Approximately 82% of our total wholesale and affiliate subscribers represent connected devices. These devices generate revenue which varies based on usage.

Average Monthly Service Revenue per Subscriber and Subscriber Trends
The table below summarizes average number of retail subscribers. Additional information about the number of subscribers, net additions (losses) to subscribers, and average rates of monthly postpaid and prepaid subscriber churn for each quarter since the quarter ended June 30, 2017 may be found in the tables on the following pages.

	Three Months Ended
	June 30,
	2018	2017
	(subscribers in thousands)
Average postpaid subscribers	32,050	31,472
Average prepaid subscribers	9,027	8,710
Average retail subscribers	41,077	40,182
The table below summarizes ARPU. Additional information about ARPU for each quarter since the quarter ended June 30, 2017 may be found in the tables on the following pages.

	Three Months Ended
	June 30,
	2018	2017
ARPU(1):
Postpaid	$43.55	$47.30
Prepaid	$36.27	$38.24
Average retail	$41.95	$45.34
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

Postpaid ARPU for the three-month period ended June 30, 2018 decreased compared to the same period in 2017 primarily due to lower service revenue resulting from promotional activities, subscriber migrations to service plans associated with device financing options, and lower revenue allocated to service revenue following the adoption of Topic 606. Prepaid ARPU decreased for the three-month period ended June 30, 2018 compared to the same period in 2017 primarily due to the lower service revenue resulting from promotional activities and lower revenue allocated to service revenue following the adoption of Topic 606. (See "Subscriber Results" below for more information.)
The following table shows (a) net additions (losses) of wireless subscribers, (b) our total subscribers, and (c) end of period connected device subscribers as of the end of each quarterly period beginning with the quarter ended June 30, 2017.

	June 30, 2017	Sept 30, 2017	Dec 31, 2017	March 31, 2018	June 30, 2018
Net additions (losses) (in thousands)(1)
Postpaid(2)	(39)	168	256	39	123
Prepaid(3)	35	95	63	170	3
Wholesale and affiliates(3)	65	115	66	(165)	(69)
Total Wireless	61	378	385	44	57

End of period subscribers (in thousands)(1)
Postpaid(2)(4)(5)(6)	31,518	31,686	31,942	32,119	32,187
Prepaid(2)(3)(4)(7)(8)	8,719	8,765	8,997	8,989	9,033
Wholesale and affiliates(3)(4)(5)(9)(10)	13,461	13,576	13,642	13,517	13,347
Total Wireless	53,698	54,027	54,581	54,625	54,567

Supplemental data - connected devices
End of period subscribers (in thousands)(5)
Retail postpaid	2,091	2,158	2,259	2,335	2,429
Wholesale and affiliates	11,100	11,221	11,272	11,162	10,963
Total	13,191	13,379	13,531	13,497	13,392
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

(2)
During the three-month period ended March 31, 2018, a non-Sprint branded postpaid offering was introduced allowing prepaid customers to purchase a device under our installment billing program. As a result of the extension of credit, approximately 167,000 prepaid subscribers were migrated from the prepaid subscriber base into the postpaid subscriber base. During the three-month period ended June 30, 2018, we ceased selling devices in our installment billing program under one of our brands and as a result, 45,000 subscribers were migrated back to prepaid.

(3)
Sprint is no longer reporting Lifeline subscribers due to regulatory changes resulting in tighter program restrictions. We have excluded these subscribers from our subscriber base for all periods presented, including our Assurance Wireless prepaid brand and subscribers through our wholesale Lifeline MVNOs.

(4)
As a result of our affiliate agreement with Shentel, certain subscribers have been transferred from postpaid and prepaid to affiliates. During the three-month period ended June 30, 2017, 17,000 and 4,000 subscribers were transferred from postpaid and prepaid, respectively, to affiliates. During the three-month period ended March 31, 2018, 29,000 and 11,000 subscribers were transferred from postpaid and prepaid, respectively, to affiliates. During the three-month period ended June 30, 2018, 10,000 and 4,000 subscribers were transferred from postpaid and prepaid, respectively, to affiliates.

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

(9)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these subscribers access to our network through our MVNO relationships, approximately 2,260,000 subscribers at June 30, 2018 through these MVNO relationships have been inactive for at least six months, with no associated revenue during the six-month period ended June 30, 2018.

(10)	On April 1, 2018, 115,000 wholesale subscribers were removed from the subscriber base with no impact to revenue.
The following table shows our average rates of monthly postpaid and prepaid subscriber churn as of the end of each quarterly period beginning with the quarter ended June 30, 2017.

	June 30, 2017(2)	Sept 30, 2017	Dec 31, 2017	March 31, 2018	June 30, 2018
Monthly subscriber churn rate(1)
Postpaid	1.65%	1.72%	1.80%	1.78%	1.63%
Prepaid	4.57%	4.83%	4.63%	4.30%	4.17%
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

The following table shows our postpaid and prepaid ARPU as of the end of each quarterly period beginning with the quarter ended June 30, 2017.

	June 30, 2017	Sept 30, 2017	Dec 31, 2017	March 31, 2018	June 30, 2018
ARPU
Postpaid	$47.30	$46.00	$45.13	$44.40	$43.55
Prepaid	$38.24	$37.83	$37.46	$37.15	$36.27
Subscriber Results
Retail Postpaid — During the three-month period ended June 30, 2018, net postpaid subscriber additions were 123,000 compared to net losses of 39,000 in the same period in 2017. The net additions in the current quarter were driven by net subscriber additions of other devices and phones combined with subscriber additions under the non-Sprint branded postpaid plan offering, partially offset by tablet subscriber losses. During the quarter ended June 30, 2018, net subscriber additions under the non-Sprint branded postpaid plan offering were 71,000, which represents the associated net retail postpaid additions for the quarter and are included in total retail postpaid subscribers above.
Retail Prepaid — During the three-month period ended June 30, 2018, we added 3,000 net prepaid subscribers compared to 35,000 in the same period in 2017. The net additions in the quarter were primarily due to subscriber growth in the Boost Mobile prepaid brand, partially offset by subscriber losses in the Virgin Mobile prepaid brand primarily due to continued competitive pressures in the market.
Wholesale and Affiliate Subscribers — Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Of the 13.3 million subscribers included in wholesale and affiliates, approximately 82% represent connected devices. Wholesale and affiliate subscriber net losses were 69,000 during the three-month period ended June 30, 2018 compared to net additions of 65,000 during the same period in 2017, inclusive of net losses of connected devices totaling 86,000 and net additions totaling 220,000, respectively. The net losses in the three-month period ended June 30, 2018 were primarily attributable to a decline in connected devices, partially offset by an increase in subscribers through our prepaid resellers.
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
Cost of services increased $17 million, or 1%, for the three-month period ended June 30, 2018 compared to the same period in 2017, primarily due to higher network costs including rent and backhaul. This increase was partially offset by a decrease in long distance due to the migration off of the Wireline network, and lower service and repair costs.
Equipment Sales and Cost of Equipment Sales
Our devices are sold to customers through installment billing and subsidy programs. We recognize equipment sales and corresponding costs of equipment sales when title and risk of loss passes to the indirect dealer or end-use subscriber, assuming all other revenue recognition criteria are met. Under the installment billing program, the device is generally sold at full or a discounted retail price and we recognize most of the future expected installment payments at the time of sale of the device. Under the subsidy program, which has been de-emphasized, we offer certain incentives, such as new devices at heavily discounted prices, to retain and acquire subscribers. The cost of these incentives is recorded as a reduction of the total transaction price and allocated to performance obligations.
Cost of equipment sales includes equipment costs (primarily devices and accessories), order fulfillment related expenses, and write-downs of device and accessory inventory related to shrinkage and obsolescence. Additionally, cost of equipment sales is reduced by rebates that are earned from the equipment manufacturers. Cost of equipment sales in excess of the net revenue generated from equipment sales is referred to in the industry as equipment net subsidy. As postpaid subscribers migrate from acquiring devices through our subsidy program to our leasing or installment billing programs, equipment net subsidy continues to decline. We also make incentive payments to certain indirect dealers who purchase devices directly from OEMs or other device distributors. Under Topic 606, these incentive payments are included as a reduction of the total transaction price of customer contracts, resulting in a contract asset that is amortized to service revenue over the term of the contract.
The net impact to equipment sales revenue and cost of equipment sales from the sale of devices under our installment billing program is relatively neutral except for the impact from promotional offers.
Equipment sales decreased $14 million, or 1%, for the three-month period ended June 30, 2018, compared to the same period in 2017. The decrease in equipment sales for the three-month period ended June 30, 2018 was primarily due to a decline in the number of postpaid devices sold as result of the higher mix of subscribers choosing to lease a device as opposed to purchasing a device, decrease in the volume of used postpaid devices sold to third parties and lower accessory revenue due to an accessories arrangement with Brightstar. The fees earned under the arrangement with Brightstar are recorded as other revenue and included in wholesale, affiliate and other revenues. These decreases were partially offset by a higher amount of revenue allocated to equipment sales following the adoption of Topic 606 and a higher average sales price per postpaid and prepaid devices sold. Cost of equipment sales decreased $275 million, or 18%, for the three-month period ended June 30, 2018 compared to the same period in 2017, primarily due to a decrease in devices sold as a result of the higher mix of postpaid subscribers choosing to lease their devices combined with a decline in the volume of used devices sold to third parties and lower accessory costs due to an accessories arrangement with Brightstar. These decreases were partially offset by higher average cost per postpaid and prepaid devices sold.
Equipment Rentals and Cost of Equipment Rentals
Under our leasing program, we recognize revenue from equipment rentals over the term of the operating lease. Cost of equipment rentals includes losses on disposal of property, plant and equipment, net of recoveries, resulting from the write-off of leased devices. The losses on disposal of property, plant and equipment, net of recoveries, result from the write-off of leased devices associated with lease cancellations prior to the scheduled customer lease terms where customers did not return the devices to us. We expect to incur losses in future periods as a result of customers who do not return devices under our leasing program.
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
Equipment rentals increased $313 million, or 35%, for the three month period ended June 30, 2018 compared to the same period in 2017, primarily due to higher revenue from the leasing program as more subscribers are choosing to lease their device. Cost of equipment rentals increased $12 million, or 11%, for the three months ended June 30, 2018 compared to the same period in 2017, primarily due to an increase in loss on disposal of property, plant and equipment, net of recoveries associated with non-returned leased devices.
Selling, General and Administrative Expense
Sales and marketing costs primarily consist of subscriber acquisition costs, including commissions paid to our indirect dealers, third-party distributors and retail sales force for new device activations and upgrades, residual payments to our indirect dealers, commission payments made to OEMs or other device distributors for direct source handsets, payroll and facilities costs associated with our retail sales force, marketing employees, advertising, media programs and sponsorships, including costs related to branding. Upon the adoption of Topic 606, commission costs determined to be incremental, recoverable and directly associated with subscriber contracts are deferred and amortized to sales and marketing expense. General and administrative expenses primarily consist of costs for billing, customer care and information technology operations, bad debt expense and administrative support activities, including collections, legal, finance, human resources, corporate communications, and strategic planning.
Sales and marketing expense decreased $140 million, or 12%, for the three-month period ended June 30, 2018 compared to the same period in 2017, primarily due to lower commission costs as a result of the adoption of Topic 606 combined with lower postpaid marketing costs.
General and administrative costs decreased $31 million, or 5%, for the three-month period ended June 30, 2018 compared to the same period in 2017, primarily due to lower bad debt expense, partially offset by an increase in customer care costs.
Bad debt expense decreased $44 million, or 43%, for the three-month period ended June 30, 2018 compared to the same period in 2017. The decrease was primarily related to lower installment billing reserves due to fewer subscribers entering into installment notes. We reassess our allowance for doubtful accounts quarterly.

Segment Earnings - Wireline
We provide a suite of wireline communications services to other communications companies and targeted business subscribers. In addition, we provide data and IP communication services to our Wireless segment. We provide long distance services and operate all-digital global long distance and Tier 1 IP networks. Our services and products include domestic and international data communications using various protocols such as multiprotocol label switching technologies (MPLS), IP, managed network services, Voice over Internet Protocol (VoIP), and Session Initiated Protocol (SIP). Our IP services can also be combined with wireless services. Such services include our Sprint Mobile Integration service, which enables a wireless handset to operate as part of a subscriber's wireline voice network, and our DataLinkSM service, which uses our wireless networks to connect a subscriber location into their primarily wireline wide-area IP/MPLS data network, making it easy for businesses to adapt their network to changing business requirements.
We continue to assess the portfolio of services provided by our Wireline business and are focusing our efforts on IP-based data services. Standalone voice services have been discontinued and we continue to de-emphasize and shutdown non-IP-based data services. Our Wireline segment markets and sells its services primarily through direct sales representatives.
Wireline segment earnings are primarily a function of wireline service revenue, network and interconnection costs, and other Wireline segment operating expenses. Network costs primarily represent special access costs and interconnection costs, which generally consist of domestic and international per-minute usage fees paid to other carriers. The remaining costs associated with operating the Wireline segment include the costs to operate our customer care and billing organizations in addition to administrative support. Wireline service revenue and variable network and interconnection costs fluctuate with the changes in our customer base and their related usage, but some cost elements do not fluctuate in the short-term with changes in our customer usage. Our wireline services provided to our Wireless segment are generally accounted for based on market rates, which we believe approximate fair value. The Company generally re-establishes these rates at the beginning of each fiscal year. The impact of intercompany pricing rate changes to our Wireline segment earnings does not affect our consolidated results of operations as our Wireless segment has an equivalent offsetting impact in cost of services.
The following table provides an overview of the results of operations of our Wireline segment.

	Three Months Ended
	June 30,
Wireline Segment Earnings	2018	2017
	(in millions)
Total net service revenues	$338	$433
Cost of services (exclusive of depreciation)	(311)	(387)
Selling, general and administrative expense	(69)	(57)
Total net operating expenses	(380)	(444)
Wireline segment earnings	$(42)	$(11)
Service Revenue
Service revenues for the three-month period ended June 30, 2018 decreased $95 million, or 22%, compared to the same period in 2017. The decrease was driven by lower voice volumes as the Company has discontinued standalone voice services combined with fewer customers using IP-based data services.
Costs of Services
Costs of services include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of customer premise equipment. Costs of services decreased $76 million, or 20%, in the three-month period ended June 30, 2018 compared to the same period in 2017. The decrease was primarily due to lower access expense as the result of savings initiatives and lower expense as a result of discontinuing standalone voice services.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $12 million, or 21%, in the three-month period ended June 30, 2018 compared to the same period in 2017. The increase was primarily due to higher sales and marketing expense, partially offset by lower shared administrative and employee-related costs required to support the Wireline segment as a result of the decline in revenue. Total selling, general and administrative expense as a percentage of net services revenue was 20% for the three-month period ended June 30, 2018 compared to 13% for the three-month period ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Three Months Ended
	June 30,
	2018	2017
	(in millions)
Net cash provided by operating activities	$2,430	$1,924
Net cash used in investing activities	$(4,369)	$(953)
Net cash used in financing activities	$(295)	$(1,363)
On January 1, 2018, the Company adopted authoritative guidance regarding Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The Company adopted this standard with retrospective application to the consolidated statements of cash flows. The standard impacted the presentation of cash flows related to beneficial interests in securitization transactions, which is the deferred purchase price associated with our Accounts Receivable Facility (Receivables Facility), resulting in reclassifications of cash inflows from operating activities to investing activities of $375 million for the three-month period ended June 30, 2017 in our consolidated statements of cash flows. We continue to record collections of installment billing receivables associated with the historical deferred purchase price for installment notes entered into prior to the amendment to our Receivables Facility in February 2017 as cash inflows in investing activities. The standard also impacted the presentation of cash flows related to separately identifiable cash flows and application of the predominance principal primarily related to direct channel leased devices and resulted in material reclassifications of cash outflows from operating activities to investing activities of $892 million for the three-month period ended June 30, 2017 in our consolidated statements of cash flows.
Operating Activities
Net cash provided by operating activities of $2.4 billion for the three-month period ended June 30, 2018 increased $506 million from the same period in 2017. The increase was primarily due to $434 million of increased cash received from customers, of which $205 million is related to an increase in installment billing receivables collected due to an amendment to our Receivables Facility in February 2017, as all cash collected on the underlying receivables generated after the amendment is reflected in operating activities, as described below in Accounts Receivable Facility.
Investing Activities
Net cash used in investing activities for the three-month period ended June 30, 2018 increased by $3.4 billion compared to the same period in 2017, primarily due to increased net purchases of short-term investments of $2.7 billion and increased purchases of $458 million of leased devices. In addition, we had a decrease of $205 million due to an amendment to our Receivables Facility in February 2017, as all cash collected on the underlying receivables generated after the amendment is reflected in operating activities, as described below in Accounts Receivable Facility.
Financing Activities
Net cash used in financing activities was $295 million for the three-month period ended June 30, 2018. We made principal repayments of $1.1 billion, $219 million and $65 million for the Receivables Facility, the 2016 Spectrum Transaction and the secured equipment credit facilities, respectively. We also had Receivables Facility borrowings of $1.4 billion. Additionally, we paid $248 million in debt financing costs primarily due to fees related to the consent solicitations as a result of the Business Combination Agreement with T-Mobile.
Net cash used in financing activities was $1.4 billion for the three-month period ended June 30, 2017, which was primarily due to the retirement of $388 million principal amount of outstanding Sprint Communications 8.375% Notes due 2017 and $1.2 billion principal amount of outstanding Sprint Communications 9.000% Guaranteed Notes due 2018. We also paid $129 million of call redemption premiums and tender expenses associated with the early retirement of the Sprint Communications debt. In addition, we repaid $148 million, $93 million, $125 million and $117 million for the Handset Sale-Leaseback Tranche 2, secured equipment credit facilities, Receivables Facility, network equipment sale-leaseback transactions, respectively. These repayments were partially offset by Receivables Facility borrowings of $765 million and secured equipment credit facilities draws of $92 million.
Working Capital
We had working capital of $1.7 billion and $3.5 billion as of June 30, 2018 and March 31, 2018, respectively. The change in working capital was primarily due to increases in the current portion of long-term debt, financing and capital lease obligations of $1.7 billion related to the Sprint Capital Corporation 6.900% Notes due 2019. The remaining balance was due to changes to other working capital items.
Long-Term Debt and Other Funding Sources
Our device leasing and installment billing programs require a greater use of operating cash flow in the early part of the device contracts as our subscribers will generally pay less upfront than through our traditional subsidy program. The Receivables Facility described below was designed in large part to mitigate the significant use of cash from purchasing devices from OEMs to fulfill our installment billing and leasing programs.
Accounts Receivable Facility
Our Receivables Facility provides us the opportunity to sell certain wireless service receivables, installment receivables, and future amounts due from customers who lease certain devices from us to unaffiliated third parties (the Purchasers). The maximum funding limit under the Receivables Facility is $4.5 billion. In February 2017, the Receivables Facility was amended and Sprint regained effective control over the receivables transferred to the Purchasers by obtaining the right, under certain circumstances, to repurchase them. Subsequent to the February 2017 amendment, all proceeds received from the Purchasers in exchange for the transfer of our wireless service and installment receivables are recorded as borrowings. Repayments and borrowings under the Receivables Facility are reported as financing activities in the consolidated statements of cash flows. All cash collected on repurchased receivables continues to be recognized in investing activities in the consolidated statements of cash flows. In October 2017, the Receivables Facility was amended to, among other things, extend the maturity date to November 2019. In June 2018, the Receivables Facility was further amended to, among other things, extend the maturity date to June 2020, increase the maximum funding limit by $200 million, reduce financing costs and add month-to-month lease receivables as eligible receivables for leases that extend past their original lease term. While we have the right to decide how much cash to receive from each sale, the maximum amount of cash available to us varies based on a number of factors and, as of June 30, 2018, represents approximately 50% of the total amount of the eligible receivables sold to the Purchasers. As of June 30, 2018, the total amount of borrowings under our Receivables Facility was $2.7 billion and the total amount available to be drawn was $942 million. However, subsequent to June 30, 2018, Sprint repaid approximately $1.2 billion under the Receivables Facility reducing amounts outstanding to approximately $1.5 billion. During the three-month period ended June 30, 2018, we borrowed $1.4 billion and repaid $1.1 billion to the Purchasers, which were reflected as financing activities in the consolidated statements of cash flows. Sprint contributes certain wireless service, installment and future lease receivables, as well as the associated leased devices, to Sprint's wholly-owned consolidated bankruptcy-remote special purpose entities (SPEs). At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, installment and future lease receivables to Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life. As of June 30, 2018, wireless service, installment and lease receivables contributed to the SPEs and included in "Accounts and notes receivable, net" in the consolidated balance sheets were $2.6 billion and the long-term portion of installment receivables included in "Other assets" in the consolidated balance sheets was $132 million. As of June 30, 2018, the net book value of devices contributed to the SPEs was approximately $6.2 billion.
Spectrum Financing
In October 2016 certain subsidiaries of Sprint Communications, which were not "Restricted Subsidiaries" under Sprint Communications' and Sprint Capital Corporation's indentures, transferred certain directly held and third-party leased spectrum licenses (collectively, Spectrum Portfolio) to wholly-owned bankruptcy-remote special purpose entities (collectively, Spectrum Financing SPEs). The Spectrum Portfolio, which represented approximately 14% of Sprint's total spectrum holdings on a MHz-pops basis, was used as collateral to raise an initial $3.5 billion in senior secured notes (2016 Spectrum-Backed Notes) bearing interest at 3.36% per annum under a $7.0 billion securitization program. The 2016 Spectrum-Backed Notes are repayable over a five-year term, with interest-only payments over the first four quarters and amortizing quarterly principal payments thereafter commencing December 2017 through September 2021. During the three-month period ended June 30, 2018, we made scheduled principal repayments of $219 million, resulting in a total principal amount outstanding related to the 2016 Spectrum-Backed Notes of $2.9 billion as of June 30, 2018, of which $875 million was classified as "Current portion of long-term debt, financing and capital lease obligations" in the consolidated balance sheets.
In March 2018, we issued approximately $3.9 billion in aggregate principal amount of senior secured notes under the existing $7.0 billion securitization program, consisting of two series of senior secured notes. The first series of notes totaled $2.1 billion in aggregate principal amount, bears interest at 4.738% per annum, and has quarterly interest-only payments until June 2021, and amortizing quarterly principal amounts thereafter commencing in June 2021 through March

2025. The second series of notes totaled approximately $1.8 billion in aggregate principal amount, bears interest at 5.152% per annum, and have quarterly interest-only payments until June 2023, and amortizing quarterly principal amounts thereafter commencing in June 2023 through March 2028. The Spectrum Portfolio, which also serves as collateral for the 2016 Spectrum-Backed Notes, remains substantially identical to the original portfolio from October 2016.
Simultaneously with the October 2016 offering, Sprint Communications entered into a long-term lease with the Spectrum Financing SPEs for the ongoing use of the Spectrum Portfolio. The spectrum lease is an executory contract, which for accounting purposes is treated in a similar manner to an operating lease. Sprint Communications is required to make monthly lease payments to the Spectrum Financing SPEs at a market rate. The lease payments, which are guaranteed by Sprint Corporation and certain subsidiaries (none of which were "Restricted Subsidiaries" under Sprint's indentures) of Sprint Communications (and are secured together with the obligations under another transaction document by substantially all of the assets of such entities on a pari passu basis up to an aggregate cap of $3.5 billion with the grant of security under the secured term loan and revolving bank credit facility and EDC (as defined below) agreement), are sufficient to service all outstanding series of the senior secured notes and the lease also constitutes collateral for the senior secured notes. Because the Spectrum Financing SPEs are wholly-owned Sprint subsidiaries, these entities are consolidated and all intercompany activity has been eliminated.
Each Spectrum Financing SPE is a separate legal entity with its own separate creditors who will be entitled, prior to and upon the liquidation of the Spectrum Financing SPEs, to be satisfied out of the Spectrum Financing SPEs' assets prior to any assets of the Spectrum Financing SPEs becoming available to Sprint. Accordingly, the assets of the Spectrum Financing SPEs are not available to satisfy the debts and other obligations owed to other creditors of Sprint until the obligations of the Spectrum Financing SPEs under the spectrum-backed senior secured notes are paid in full.
In June 2018, we obtained the consent of the control party under the spectrum-backed senior secured notes indenture to amend the indenture such that the proposed merger transaction with T-Mobile, if consummated, will not constitute a change of control as defined in the indenture.
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
PRWireless Term Loan
During the three-month period ended December 31, 2017, Sprint and PRWireless PR, Inc. completed a transaction to combine their operations in Puerto Rico and the U.S. Virgin Islands into a new entity. Prior to the formation of the new entity, PRWireless PR, Inc. had incurred debt under a secured term loan, which became debt of the new entity upon the transaction close. The term loan bears interest at 5.25% plus LIBOR and expires in June 2020. Any amounts repaid early may not be drawn again. As of June 30, 2018, the total principal amount outstanding was $182 million with an additional $20 million remaining available. Sprint has provided an unsecured guarantee of repayment of the secured term loan obligations. The secured portion of the facility is limited to assets of the new entity as the borrower.
Export Development Canada (EDC) Agreement
As of June 30, 2018, the EDC agreement provided for security and covenant terms similar to our secured term loan and revolving bank credit facility. However, under the terms of the EDC agreement, repayments of outstanding amounts cannot be redrawn. As of June 30, 2018, the total principal amount of our borrowings under the EDC facility was $300 million.
Secured Equipment Credit Facilities
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provided for the ability to borrow up to $800 million to finance network equipment-related purchases from Nokia Solutions and Networks US LLC, USA. The facility's availability for borrowing expired in October 2017. Such borrowings were contingent upon the amount and timing of network equipment-related purchases made by Sprint. During the three-month period ended June 30, 2018, we made principal repayments totaling $13 million on the facility, resulting in a total principal amount of $161 million outstanding as of June 30, 2018.
K-sure
The K-sure secured equipment credit facility provides for the ability to borrow up to $750 million to finance network equipment-related purchases from Samsung Telecommunications America, LLC. The facility can be divided into three consecutive tranches of varying size. In September 2017, we amended the secured equipment credit facility to extend the borrowing availability through December 2018. Such borrowings are contingent upon the amount and timing of network equipment-related purchases made by Sprint. During the three-month period ended June 30, 2018, we made principal repayments totaling $32 million on the facility, resulting in a total principal amount of $162 million outstanding as of June 30, 2018.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provided for the ability to borrow up to $250 million to finance network equipment-related purchases from Alcatel-Lucent USA Inc. In September 2017, we amended the secured equipment credit facility to restore previously expired commitments of $150 million. During the three-month period ended June 30, 2018, we made principal repayments totaling $20 million on the facility, resulting in a total principal amount of $139 million outstanding as of June 30, 2018.
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
As of June 30, 2018, our Leverage Ratio, as defined by our secured revolving bank credit facility was 3.4 to 1.0. Because our Leverage Ratio exceeded 2.5 to 1.0 at period end, we were restricted from paying cash dividends.
Liquidity and Capital Resources
As of June 30, 2018, our liquidity, including cash and cash equivalents, short-term investments, available borrowing capacity under our secured revolving bank credit facility and availability under our Receivables Facility was $11.2 billion. Our cash and cash equivalents and short-term investments totaled $8.4 billion as of June 30, 2018 compared to $9.0 billion as of March 31, 2018. As of June 30, 2018, we had availability of $1.9 billion under the secured revolving bank credit facility. Amounts available under our Receivables Facility as of June 30, 2018 totaled $942 million.
In addition, as of June 30, 2018, we had available borrowing capacity of $427 million under our K-sure secured equipment credit facility. However, utilization of this facility is dependent upon the amount and timing of network equipment-related purchases from the applicable supplier as well as the period of time remaining to complete any further borrowings available under each facility. On July 10, 2018, SoftBank exercised its warrant in full to purchase 55 million shares of stock for $287 million.
As of June 30, 2018, we offered two device financing programs that allow subscribers to forgo traditional service contracts and pay less upfront for devices in exchange for lower monthly service fees, early upgrade options, or both. While a majority of the revenue associated with the installment sales program is recognized at the time of sale along with the related cost of equipment sales, lease revenue associated with our leasing program is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value generally over the lease term, which creates a positive impact to Wireless segment earnings. If the mix of leased devices continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase. The leasing and installment billing programs will continue to require a greater use of cash flows in the earlier part of the contracts as the subscriber will generally pay less upfront than through our traditional subsidy program because they are financing the device. The Receivables Facility was established as a mechanism to mitigate the use of cash from purchasing devices from OEMs to fulfill our leasing and installment billing programs.
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
To maintain an adequate amount of available liquidity and execute our current business plan, which includes, among other things, network deployment and maintenance, subscriber growth, data usage capacity needs and the expected achievement of a cost structure intended to improve profitability and to meet our long-term debt service requirements and other significant future contractual obligations, we will need to continue to raise additional funds from external sources. In addition, we are pursuing extended payment terms. If we are unable to obtain external funding, execute on our cost reduction initiatives, or are not successful in attracting valuable subscribers such as postpaid handset subscribers, our operations would be adversely affected, which may lead to defaults under certain of our borrowings.
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
A default under certain of our borrowings could trigger defaults under certain of our other financing obligations, which in turn could result in the maturities being accelerated. Certain indentures and other agreements governing our financing obligations require compliance with various covenants, including covenants that limit the Company's ability to sell certain of its assets, limit the Company and its subsidiaries' ability to incur indebtedness and liens, and require that we maintain certain financial ratios, each as defined by the terms of the indentures, related supplemental indentures and other agreements. Our ability to obtain additional financing, including monetizing certain of our assets or to modify the terms of our existing financing, on terms acceptable to us, or at all, may require T-Mobile’s consent under the contractual restrictions contained in the Business Combination Agreement.
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

•	cash needs related to our installment billing and device leasing programs;

•	availability under the Receivables Facility, which terminates in June 2020;

•	availability of our $2.0 billion secured revolving bank credit facility, which expires in February 2021, less outstanding letters of credit;

•	remaining availability of approximately $427 million of our secured equipment credit facility for eligible capital expenditures, and any corresponding principal, interest, and fee payments;

•	scheduled principal payments on debt, credit facilities and financing obligations, including approximately $19.8 billion coming due over the next five years;

•	raising additional funds from external sources;

•	the expected use of cash and cash equivalents in the near-term;

•
anticipated levels and timing of capital expenditures, including assumptions regarding lower unit costs, network capacity additions and upgrades, and the deployment of new technologies in our networks, FCC license acquisitions, and purchases of leased devices;

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

FUTURE CONTRACTUAL OBLIGATIONS
There have been no significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2018. Below is a graph depicting our future principal maturities of debt as of June 30, 2018.

Debt Maturities as of June 30, 2018*
(Millions)
$2.0 billion secured revolving bank credit facility expiration Feb. 2021
$9,000
$8,000
$7,000
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$0
$2,591
$4,147
$4,937
$4,856
$3,045
$8,903
$4,893
$1,868
$367
$366
$2,475
$2,000
FY '18
FY '19
FY '20
FY '21
FY '22
FY '23
FY '24
FY '25
FY '26
FY '27
FY '28
FY '31

* This table excludes (i) our $2.0 billion secured revolving bank credit facility, which will expire in 2021 and has no outstanding balance, (ii) $144 million in letters of credit outstanding under the secured revolving bank credit facility, (iii) $507 million of capital leases and other obligations, and (iv) net premiums and debt financing costs.

OFF-BALANCE SHEET FINANCING
As of June 30, 2018, we did not participate in, or secure, financings for any unconsolidated special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Sprint applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with U.S. GAAP. Inherent in such policies are certain key assumptions and estimates made by management. Management regularly updates its estimates used in the preparation of the consolidated financial statements based on its latest assessment of the current and projected business and general economic environment. See Note 8. Revenues from Contracts with Customers in Notes to the Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for a full discussion of critical accounting policies related to the adoption of Topic 606. Additional information regarding the Company's Critical Accounting Policies and Estimates is included in Item 7. of the Company's Annual Report on Form 10-K for the year ended March 31, 2018.
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
During the three-month period ended June 30, 2018, our stock price and our related market capitalization decreased subsequent to the announcement of the merger with T-Mobile. In the current quarter, we also updated our long-term forecasted cash flows for the Company, including those for the Wireless reporting unit. This update considered current economic conditions and trends, estimated future operating results, our views of growth rates, anticipated future economic and regulatory conditions, future cost savings initiatives and the availability of the necessary network infrastructure, handsets and other devices. Based on these events, we determined that recoverability of the carrying amount of goodwill should be evaluated for impairment at June 30, 2018. The key inputs to the valuation model included, but were not limited to, discount rates, terminal growth rates, control premiums, market multiple data from selected guideline public companies, management’s internal forecasts which include numerous assumptions such as share of industry gross additions, churn, mix of plans, rate changes, operating and capital expenditures and EBITDA margins, among others. Changes in certain assumptions, management’s failure to execute on the current plan, or negative developments associated with the proposed merger with T-Mobile could have a significant impact to the estimated fair value of the Wireless reporting unit. We note that our fair value cushion was in excess of 10% of the carrying value of equity as of June 30, 2018.
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
Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•
the failure to obtain, or delays in obtaining, required regulatory approvals for the merger, and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the merger, or the failure to satisfy any of the other conditions to the merger on a timely basis or at all;

•	the occurrence of events that may give rise to a right of one or both of the parties to terminate the Business Combination Agreement;

•	the diversion of management and financial resources toward the completion of the merger;

•	adverse effects on the market price of our common stock or on our or T-Mobile’s operating results because of a failure to complete the merger in the anticipated timeframe or at all;

•	inability to obtain the financing contemplated to be obtained in connection with the merger on the expected terms or timing or at all;

•
the ability of us, T-Mobile and the combined company to make payments on debt, repay existing or future indebtedness when due, comply with the covenants contained therein or retain sufficient business flexibility;

•	adverse changes in the ratings of our or T-Mobile’s debt securities or adverse conditions in the credit markets;

•
negative effects of the announcement, pendency or consummation of the merger on the market price of our common stock and on our or T-Mobile’s operating results, including as a result of changes in key customer, supplier, employee or other business relationships;

•	potential conflicts of interests between our directors and executive officers and our stockholders;

•	significant costs related to the merger, including financing costs, and unknown liabilities;

•	failure to realize the expected benefits and synergies of the merger in the expected timeframes or at all;

•	costs or difficulties related to the integration of our and T-Mobile’s networks and operations;

•	the risk of litigation or regulatory actions related to the merger;

•	the inability of us, T-Mobile or the combined company to retain and hire key personnel;

•
the risk that certain contractual restrictions contained in the Business Combination Agreement during the pendency of the merger could adversely affect our or T-Mobile’s ability to pursue business opportunities or strategic transactions;

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

•	our ability to provide the desired mix of integrated services to our subscribers;

•	our ability to continue to access our spectrum and acquire additional spectrum capacity;

•	changes in available technology and the effects of such changes, including product substitutions and deployment costs and performance;

•	volatility in the trading price of our common stock, including as a result of the merger, current economic conditions and our ability to access capital, including debt or equity;

•
the impact of various parties not meeting our business requirements, including a significant adverse change in the ability or willingness of such parties to provide service and products, including distribution, or infrastructure equipment for our network;

•	the costs and business risks associated with providing new services and entering new geographic markets;

•
the effects of the merger or any other future merger or acquisition involving us, as well as the effect of mergers, acquisitions, and consolidations, and new entrants in the communications industry, and unexpected announcements or developments from others in our industry;

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

•
other risks referenced from time to time in this report and other filings of ours with the SEC, including Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended March 31, 2018.

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
We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and equity prices. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our Annual Report on Form 10-K for the year ended March 31, 2018.

Item 4.	Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report on Form 10-Q, is reported in accordance with the SEC's rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
In connection with the preparation of this Quarterly Report on Form 10-Q as of June 30, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of June 30, 2018 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. During the three-month period ended June 30, 2018, we completed the implementation of internal controls designed to address the impact of the new revenue recognition standard, which we adopted on a modified retrospective basis effective April 1, 2018. Other than the new revenue recognition standard, there have been no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In March 2009, a stockholder brought suit, Bennett v. Sprint Nextel Corp., in the U.S. District Court for the District of Kansas, alleging that Sprint Communications and three of its former officers violated Section 10(b) of the Exchange Act and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The district court granted final approval of a settlement in August 2015, which did not have a material impact to our financial statements. Five stockholder derivative suits related to this 2009 stockholder suit were filed against Sprint Communications and certain of its present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas on April 8, 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case; the second, Randolph v. Forsee, was filed on July 15, 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court; the third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; the fourth, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and the fifth, Hartleib v. Forsee, et al., was filed in federal court in Kansas on July 14, 2011. These cases were essentially stayed while the Bennett case was pending, and we have reached an agreement in principle to settle the matters, by agreeing to some governance provisions and by paying plaintiffs' attorneys fees in an immaterial amount. The court approved the settlement but reduced the plaintiffs' attorneys fees. On April 27, 2018, the court of appeals for the state of Kansas affirmed the settlement ruling. On May 30, 2018, plaintiffs filed a Petition for Review with the Supreme Court of Kansas.
Sprint Communications is also a defendant in a complaint filed by several stockholders of Clearwire Corporation (Clearwire) asserting claims for breach of fiduciary duty by Sprint Communications, and related claims and otherwise challenging the Clearwire acquisition. ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., was filed April 26, 2013, in Chancery Court in Delaware. Plaintiffs in the ACP Master, LTD suit have also filed suit requesting an appraisal of the fair value of their Clearwire stock. Trial of those cases took place in October and November 2016. On July 21, 2017, the Delaware Chancery Court ruled in Sprint's favor in both cases. It found no breach of fiduciary duty, and determined the value of Clearwire shares under the Delaware appraisal statute to be $2.13 per share plus statutory interest. The plaintiffs filed an appeal and on April 23, 2018, the Delaware Supreme Court affirmed the ruling of the Delaware Chancery Court in its entirety. This matter is concluded as no further appeals are possible.
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us or our subsidiaries. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. During the three-month period ended June 30, 2018, there were no material developments in the status of these legal proceedings.

Item 1A.	Risk Factors
There have been no material changes to our risk factors as described in our Annual Report on Form 10-K for the year ended March 31, 2018.

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
After the merger with SoftBank, SoftBank acquired control of Sprint. During the three-month period ended June 30, 2018, SoftBank, through one of its non-U.S. subsidiaries, provided roaming services in Iran through Telecommunications Services Company (MTN Irancell), which is or may be a government-controlled entity. During such period, SoftBank had no gross revenues from such services and no net profit was generated. This subsidiary also provided telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the three-month period ended June 30, 2018, SoftBank estimates that gross revenues and net profit generated by such services were both under $5,000. Sprint was not involved in, and did not receive any revenue from, any of these activities. These activities have been conducted in accordance with applicable laws and regulations, and they are not sanctionable under U.S. or Japanese law. Accordingly, with respect to Telecommunications Services Company (MTN Irancell), the relevant SoftBank subsidiary intends to continue such activities. With respect to services provided to accounts affiliated with the Embassy of Iran in Japan, the relevant SoftBank subsidiary is obligated under contract to continue such services.
In addition, during the three-month period ended June 30, 2018, SoftBank, through one of its non-U.S. indirect subsidiaries, provided office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenue and net profit generated by such services were under $1,500 and $300, respectively. Sprint was not involved in, and did not receive any revenue from any of these activities. Accordingly, the relevant SoftBank subsidiary intends to continue such activities.

Item 6.	Exhibits

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corp., Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V. and SoftBank Group. Corp.	8-K	001-04721	2.1	4/30/2018

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation	8-K	001-04721	3.1	7/11/2013

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	8/7/2013

(4) Instruments Defining the Rights of Security Holders, including Indentures

4.1	Sixth Supplemental Indenture, dated as of May 14, 2018, to the Indenture, dated as of September 11, 2013, by and between Sprint Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	5/14/2018

4.2	Thirteenth Supplemental Indenture, dated as of May 14, 2018, to the Indenture, dated as of November 20, 2006, by and between Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.2	5/14/2018

4.3	Fourth Supplemental Indenture, dated as of May 18, 2018, to the Indenture, dated as of October 1, 1998, by and among Sprint Capital Corporation, Sprint Communications, Inc., and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	5/18/2018

4.4	Second Supplemental Indenture, dated as of June 6, 2018, to the Indenture, dated as of October 27, 2016, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas	8-K	001-04721	4.1	6/6/2018

(10) Material Contracts
10.1	Support Agreement, dated as of April 29, 2018, by and among Deutsche Telekom AG, Deutsche Telekom Holding B.V., Sprint Corporation and SoftBank Group. Corp.	8-K	001-04721	10.1	4/30/2018

10.2	Second Amendment to Intra-Company Spectrum Lease Agreement, dated as of June 6, 2018, by and among Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC, Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate HoldCo LLC, Sprint Intermediate HoldCo II LLC, Sprint Intermediate HoldCo III LLC, Sprint Corporation and the subsidiary guarantors named on the signature pages thereto.	8-K	001-04721	10.1	6/6/2018

10.3
Third Amended and Restated Receivables Sale and Contribution Agreement, dated as of June 29, 2018, by and among Sprint Spectrum L.P., as servicer, and certain Sprint Corporation subsidiaries, as originators and sellers, and certain special purpose entities, as purchasers
						*

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.4
Third Amended and Restated Receivables Purchase Agreement, dated as of June 29, 2018, by and among Sprint Spectrum L.P., as servicer, certain Sprint Corporation special purpose entities, as sellers, certain commercial paper conduits and financial institutions from time to time party thereto, as purchaser agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent, SMBC Nikko Securities America, Inc., as administrative agent, and Mizuho Bank, Ltd., as administrative agent and collateral agent
*

10.5	Employment Offer Letter, dated July 2, 2018, by and between Andrew M. Davies and Sprint Corporation	8-K	001-04721	10.1	7/2/2018

10.6	Amended and Restated Employment Agreement, dated July 2, 2018, by and between Marcelo Claure and Sprint Corporation	8-K	001-04721	10.2	7/2/2018

10.7	Amended and Restated Employment Agreement, dated July 2, 2018, by and between Michel Combes and Sprint Corporation	8-K	001-04721	10.3	7/2/2018

(12) Statement re Computation of Ratios

12	Computation of Ratio of Earnings to Fixed Charges					*

(31) and (32) Officer Certifications

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
_________________

*	Filed or furnished, as required.

**
Filing excludes certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the SEC upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act , for any schedules or exhibits so furnished.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINT CORPORATION (Registrant)

By:	/s/ PAUL W. SCHIEBER, JR.
Paul W. Schieber, Jr. Vice President and Controller (Principal Accounting Officer)
Date: August 7, 2018