Form 10-Q
period 2018-09-30
SPRINT Corp
filed 2018-11-07
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-Q
—————————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Registrant's telephone number, including area code: (913) 794-1091
—————————————————————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
COMMON SHARES OUTSTANDING AT NOVEMBER 6, 2018:

Sprint Corporation Common Stock	4,077,576,840

SPRINT CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2018	2018
	(in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,726	$6,610
Short-term investments	3,186	2,354
Accounts and notes receivable, net of allowance for doubtful accounts and deferred interest of $321 and $409, respectively	3,555	3,711
Device and accessory inventory	859	1,003
Prepaid expenses and other current assets	1,121	575
Total current assets	14,447	14,253
Property, plant and equipment, net	20,816	19,925
Costs to acquire a customer contract	1,379	—
Intangible assets
Goodwill	6,598	6,586
FCC licenses and other	41,373	41,309
Definite-lived intangible assets, net	2,075	2,465
Other assets	1,163	921
Total assets	$87,851	$85,459
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,210	$3,409
Accrued expenses and other current liabilities	3,370	3,962
Current portion of long-term debt, financing and capital lease obligations	5,346	3,429
Total current liabilities	12,926	10,800
Long-term debt, financing and capital lease obligations	35,329	37,463
Deferred tax liabilities	7,704	7,294
Other liabilities	3,428	3,483
Total liabilities	59,387	59,040
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.01 per share, 9.0 billion authorized, 4.079 billion and 4.005 billion issued, respectively	41	40
Paid-in capital	28,251	27,884
Treasury shares, at cost	(15)	—
Retained earnings (accumulated deficit)	432	(1,255)
Accumulated other comprehensive loss	(308)	(313)
Total stockholders' equity	28,401	26,356
Noncontrolling interests	63	63
Total equity	28,464	26,419
Total liabilities and equity	$87,851	$85,459
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions, except per share amounts)
Net operating revenues:
Service	$5,762	$5,967	$11,502	$12,038
Equipment sales	1,418	994	2,591	2,181
Equipment rentals	1,253	966	2,465	1,865
	8,433	7,927	16,558	16,084
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	1,694	1,698	3,371	3,407
Cost of equipment sales	1,517	1,404	2,787	2,949
Cost of equipment rentals (exclusive of depreciation below)	151	112	275	224
Selling, general and administrative	1,861	2,013	3,728	3,951
Severance and exit costs	25	—	33	—
Depreciation - network and other	1,021	997	2,044	1,974
Depreciation - equipment rentals	1,181	888	2,317	1,742
Amortization	159	209	330	432
Other, net	46	5	80	(359)
	7,655	7,326	14,965	14,320
Operating income	778	601	1,593	1,764
Other (expense) income:
Interest expense	(633)	(595)	(1,270)	(1,208)
Other income (expense), net	79	44	121	(8)
	(554)	(551)	(1,149)	(1,216)
Income before income taxes	224	50	444	548
Income tax expense	(17)	(98)	(64)	(390)
Net income (loss)	207	(48)	380	158
Less: Net income attributable to noncontrolling interests	(11)	—	(8)	—
Net income (loss) attributable to Sprint Corporation	$196	$(48)	$372	$158

Basic net income (loss) per common share attributable to Sprint Corporation	$0.05	$(0.01)	$0.09	$0.04
Diluted net income (loss) per common share attributable to Sprint Corporation	$0.05	$(0.01)	$0.09	$0.04
Basic weighted average common shares outstanding	4,061	3,998	4,036	3,996
Diluted weighted average common shares outstanding	4,124	3,998	4,095	4,080

Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on securities and other	$1	$13	$(7)	$18
Net unrealized holding gains (losses) on derivatives	7	2	17	(7)
Net unrecognized net periodic pension and other postretirement benefits	1	1	3	1
Cumulative effect of accounting change	—	—	(8)	—
Other comprehensive income	9	16	5	12
Comprehensive income (loss)	$216	$(32)	$385	$170
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,
	2018	2017
	(in millions)
Cash flows from operating activities:
Net income	$380	$158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,691	4,148
Provision for losses on accounts receivable	166	199
Share-based and long-term incentive compensation expense	68	87
Deferred income tax expense	39	364
Gains from asset dispositions and exchanges	—	(479)
Loss on early extinguishment of debt	—	65
Amortization of long-term debt premiums, net	(67)	(90)
Loss on disposal of property, plant and equipment	343	410
Deferred purchase price from sale of receivables	(223)	(640)
Other changes in assets and liabilities:
Accounts and notes receivable	85	(179)
Inventories and other current assets	168	541
Accounts payable and other current liabilities	(95)	(161)
Non-current assets and liabilities, net	(384)	183
Other, net	186	120
Net cash provided by operating activities	5,357	4,726
Cash flows from investing activities:
Capital expenditures - network and other	(2,398)	(1,843)
Capital expenditures - leased devices	(3,524)	(3,065)
Expenditures relating to FCC licenses	(70)	(19)
Proceeds from sales and maturities of short-term investments	4,002	5,582
Purchases of short-term investments	(4,834)	(1,748)
Proceeds from sales of assets and FCC licenses	272	218
Proceeds from deferred purchase price from sale of receivables	223	640
Other, net	42	(2)
Net cash used in investing activities	(6,287)	(237)
Cash flows from financing activities:
Proceeds from debt and financings	2,944	1,860
Repayments of debt, financing and capital lease obligations	(2,928)	(4,261)
Debt financing costs	(248)	(9)
Call premiums paid on debt redemptions	—	(129)
Proceeds from issuance of common stock, net	276	1
Other, net	—	(22)
Net cash provided by (used in) financing activities	44	(2,560)
Net (decrease) increase in cash, cash equivalents and restricted cash	(886)	1,929
Cash, cash equivalents and restricted cash, beginning of period	6,659	2,942
Cash, cash equivalents and restricted cash, end of period	$5,773	$4,871
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Six Months Ended September 30, 2018
	Common Stock		Paid-in Capital	Treasury Shares		(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance, March 31, 2018	4,005	$40	$27,884	—	$—	$(1,255)	$(313)	$63	$26,419
Net income (loss)						176		(3)	173
Other comprehensive income, net of tax							4		4
Issuance of common stock, net	8		2	1	(4)				(2)
Share-based compensation expense			40						40
Capital contribution by SoftBank			1						1
Cumulative effect of accounting changes						1,315	(8)		1,307
Other, net			3						3
Increase (decrease) attributable to noncontrolling interests			8					(8)	—
Balance, June 30, 2018	4,013	40	27,938	1	(4)	236	(317)	52	27,945
Net income						196		11	207
Other comprehensive income, net of tax							9		9
Issuance of common stock, net	66	1	288	1	(11)				278
Share-based compensation expense			27						27
Capital contribution by SoftBank			1						1
Other, net			(3)				—		(3)
Balance, September 30, 2018	4,079	$41	$28,251	2	$(15)	$432	$(308)	$63	$28,464

	Six Months Ended September 30, 2017
	Common Stock		Paid-in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount		Shares	Amount
Balance, March 31, 2017	3,989	$40	$27,756	—	$—	$(8,584)	$(404)	$18,808
Net income						206		206
Other comprehensive loss, net of tax							(4)	(4)
Issuance of common stock, net	7		9					9
Share-based compensation expense			40					40
Capital contribution by SoftBank			2					2
Other, net			(46)					(46)
Balance, June 30, 2017	3,996	40	27,761	—	—	(8,378)	(408)	19,015
Net loss						(48)		(48)
Other comprehensive income, net of tax							16	16
Issuance of common stock, net	4		1	1	(9)			(8)
Share-based compensation expense			47					47
Capital contribution by SoftBank			3					3
Other, net			(5)					(5)
Balance, September 30, 2017	4,000	$40	$27,807	1	$(9)	$(8,426)	$(392)	$19,020

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
Reclassification of Prior Period Amounts
Certain prior period amounts have been reclassified to conform to the current period presentation. As a result of the growing significance of our leasing program, in fiscal year 2017 we disaggregated equipment revenue between device sales and device operating lease revenue in our consolidated statements of comprehensive income (loss). Revenue derived from device sales is now being reported in a new caption called "Equipment sales," and revenue derived from device operating leases is now being reported in a new caption called "Equipment rentals." For the three and six-month periods ended September 30, 2017, we have disaggregated revenues of $966 million and $1.9 billion, respectively, from equipment revenue to "Equipment rentals."
To align with the changes made to our revenue presentation, we have added two new captions within the consolidated statements of comprehensive income (loss) to capture certain costs directly attributable to our leasing activities consisting of "Cost of equipment rentals (exclusive of depreciation)" and "Depreciation - equipment rentals." For the three and six-month periods ended September 30, 2017, we have reclassed $112 million and $224 million, respectively, of loss on disposal of property, plant and equipment, net of recoveries resulting from the write-off of leased devices from "Other, net" to the new caption called "Cost of equipment rentals (exclusive of depreciation)." Additionally, we disaggregated total depreciation between network and other versus depreciation related to equipment rentals. Network and other depreciation is now being reported in a new caption called "Depreciation - network and other," and depreciation derived from equipment rentals is now being reported in a new caption called "Depreciation - equipment rentals." For the three and six-month periods ended September 30, 2017, we have disaggregated depreciation of $888 million and $1.7 billion, respectively, from depreciation to "Depreciation - equipment rentals."
Total net operating revenues, net operating expenses, net income (loss), and basic and diluted earnings per share were not affected by these reclassifications.
On January 1, 2018, the Company adopted authoritative guidance regarding Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The Company adopted this standard with retrospective application to the consolidated statements of cash flows. The standard impacted the presentation of cash flows related to beneficial interests in securitization transactions, which is the deferred purchase price associated with our accounts receivable facility, resulting in reclassification of cash inflows from operating activities to investing activities of $640 million for the six-month period ended September 30, 2017 in our consolidated statements of cash flows. The standard also impacted the presentation of cash flows related to separately identifiable cash flows and application of the predominance principal primarily related to direct channel leased devices resulting in a material reclassification of cash outflows from operating

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

activities to investing activities of $2.0 billion for the six-month period ended September 30, 2017 in our consolidated statements of cash flows. In addition, the standard also impacted the presentation of cash flows related to debt prepayment or debt extinguishment costs and resulted in a reclassification of cash outflows from operating activities to financing activities of $129 million for the six-month period ended September 30, 2017 in our consolidated statements of cash flows. Proceeds from the settlement of corporate-owned life insurance policies resulted in a $2 million reclassification between operating and investing activities in our consolidated statements of cash flows for the six-month period ended September 30, 2017.
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
Business Combination Agreement
On April 29, 2018, we announced that we entered into a Business Combination Agreement with T-Mobile US (T-Mobile) to merge in an all-stock transaction for a fixed exchange ratio of 0.10256 of T-Mobile shares for each Sprint share, or the equivalent of 9.75 Sprint shares for each T-Mobile share. Immediately following the transactions, Deutsche Telekom AG and SoftBank Group Corp. are expected to hold approximately 42% and 27% of fully-diluted shares of the combined company, respectively, with the remaining 31% of the fully-diluted shares of the combined company held by public stockholders. The Board will consist of 14 directors, of which nine will be nominated by Deutsche Telekom AG, four will be nominated by SoftBank Group Corp, and the final director will be the CEO of the combined company. The combined company will be named T-Mobile. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close in the first half of calendar year 2019. Sprint and T-Mobile completed the Hart-Scott-Rodino filing with the Department of Justice on May 24, 2018. On June 18, 2018, the parties filed with the FCC the merger applications, including the Public Interest Statement. On July 18, 2018, the FCC accepted the applications for filing and established a public comment period for the transaction. The formal comment period concluded on October 31, 2018.

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
In January 2016, the FASB issued authoritative guidance regarding Financial Instruments, which amended guidance on the classification and measurement of financial instruments. Under the new guidance, entities will be required to measure equity investments that are not consolidated or accounted for under the equity method at fair value with any changes in fair value recorded in net income (loss), unless the entity has elected the new practicability exception. For financial

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

liabilities measured using the fair value option, entities will be required to separately present in other comprehensive income (loss) the portion of the changes in fair value attributable to instrument-specific credit risk. Additionally, the guidance amends certain disclosure requirements associated with the fair value of financial instruments. The Company adopted this standard update beginning on April 1, 2018 on a retrospective basis resulting in a pre-tax cumulative effect of $12 million ($8 million, net of tax) to our opening balance of accumulated deficit.
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
LIABILITIES AND EQUITY
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
A reconciliation of the adjustments from the adoption of Topic 606 relative to Topic 605 on our consolidated statements of comprehensive income (loss) and balance sheet is as follows:

	Three Months Ended September 30, 2018			Six Months Ended September 30, 2018
	As reported	Balances without adoption of Topic 606	Change	As reported	Balances without adoption of Topic 606	Change
	(in millions, except per share amounts)			(in millions, except per share amounts)
Net operating revenues:
Service	$5,762	$5,935	$(173)	$11,502	$11,818	$(316)
Equipment sales	1,418	1,067	351	2,591	1,959	632
Equipment rentals	1,253	1,270	(17)	2,465	2,498	(33)
	8,433	8,272	161	16,558	16,275	283
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	1,694	1,714	(20)	3,371	3,402	(31)
Cost of equipment sales	1,517	1,468	49	2,787	2,716	71
Cost of equipment rentals (exclusive of depreciation below)	151	151	—	275	275	—
Selling, general and administrative	1,861	1,954	(93)	3,728	3,902	(174)
Severance and exit costs	25	25	—	33	33	—
Depreciation - network and other	1,021	1,021	—	2,044	2,044	—
Depreciation - equipment rentals	1,181	1,181	—	2,317	2,317	—
Amortization	159	159	—	330	330	—
Other, net	46	46	—	80	80	—
	7,655	7,719	(64)	14,965	15,099	(134)
Operating income	778	553	225	1,593	1,176	417
Total other expense	(554)	(554)	—	(1,149)	(1,149)	—
Income (loss) before income taxes	224	(1)	225	444	27	417
Income tax (expense) benefit	(17)	30	(47)	(64)	23	(87)
Net income	207	29	178	380	50	330
Less: Net income attributable to noncontrolling interests	(11)	(11)	—	(8)	(8)	—
Net income attributable to Sprint	$196	$18	$178	$372	$42	$330

Basic net income per common share attributable to Sprint	$0.05	$—	$0.05	$0.09	$0.01	$0.08
Diluted net income per common share attributable to Sprint	$0.05	$—	$0.05	$0.09	$0.01	$0.08
Basic weighted average common shares outstanding	4,061	4,061	—	4,036	4,036	—
Diluted weighted average common shares outstanding	4,124	4,124	—	4,095	4,095	—

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2018
	As reported	Balances without adoption of Topic 606	Change
	(in millions)
ASSETS
Current assets:
Accounts and notes receivable	$3,555	$3,470	$85
Device and accessory inventory	859	881	(22)
Prepaid expenses and other current assets	1,121	691	430
Costs to acquire a customer contract	1,379	—	1,379
Other assets	1,163	1,004	159
LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and other current liabilities	$3,370	$3,397	$(27)
Deferred tax liabilities	7,704	7,251	453
Other liabilities	3,428	3,460	(32)
Stockholders' equity:
Retained earnings (accumulated deficit)	432	(1,205)	1,637
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

Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued authoritative guidance regarding Leases, and has subsequently modified several areas of the standard in order to provide additional clarity and improvements. The new standard will supersede much of the existing authoritative literature for leases. This guidance requires lessees, among other things, to recognize right-of-use assets and liabilities on their balance sheet for all leases with lease terms longer than twelve months. In July 2018, the FASB made targeted improvements to the standard, including providing an additional and optional transition method. Under this method, an entity initially applies the standard at the adoption date, including the election of certain transition reliefs, and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The standard will be effective for the Company for its fiscal year beginning April 1, 2019, including interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the guidance and assessing its overall impact. However, we expect the adoption of this guidance to have a material impact on our consolidated balance sheets and we are implementing significant new processes and internal controls over lease recognition, which will ultimately assist in the application of the new lease standard.

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
In August 2018, the FASB issued authoritative guidance regarding Fair Value Measurement: Disclosure Framework, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The standard will be effective for the Company for its fiscal year beginning April 1, 2020, including interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the guidance and assessing its overall impact. However, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In August 2018, the FASB issued authoritative guidance regarding Intangibles - Goodwill and Other - Internal-Use Software, which aligns the requirements for a customer to capitalize implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard will be effective for the Company for its fiscal year beginning April 1, 2020, including interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the guidance and assessing its overall impact.

Note 3.	Installment Receivables
Certain subscribers have the option to pay for their devices in installments, generally up to a 24-month period. Short-term installment receivables are recorded in "Accounts and notes receivable, net" and long-term installment receivables are recorded in "Other assets" in the consolidated balance sheets.
The following table summarizes the installment receivables:

	September 30, 2018	March 31, 2018
	(in millions)
Installment receivables, gross	$1,082	$1,472
Deferred interest	(49)	(106)
Installment receivables, net of deferred interest	1,033	1,366
Allowance for credit losses	(195)	(217)
Installment receivables, net	$838	$1,149

Classified in the consolidated balance sheets as:
Accounts and notes receivable, net	$687	$995
Other assets	151	154
Installment receivables, net	$838	$1,149

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The balance and aging of installment receivables on a gross basis by credit category were as follows:

	September 30, 2018			March 31, 2018
	Prime	Subprime	Total	Prime	Subprime	Total
	(in millions)			(in millions)
Unbilled	$652	$328	$980	$951	$391	$1,342
Billed - current	55	22	77	69	29	98
Billed - past due	13	12	25	17	15	32
Installment receivables, gross	$720	$362	$1,082	$1,037	$435	$1,472
Activity in the deferred interest and allowance for credit losses for the installment receivables was as follows:

	Six Months Ended	Twelve Months Ended
	September 30, 2018	March 31, 2018
	(in millions)
Deferred interest and allowance for credit losses, beginning of period	$323	$506
Adjustment to deferred interest on short- and long-term installment receivables due to Topic 606	(50)	—
Bad debt expense	40	142
Write-offs, net of recoveries	(62)	(224)
Change in deferred interest on short- and long-term installment receivables	(7)	(101)
Deferred interest and allowance for credit losses, end of period	$244	$323

Note 4.	Financial Instruments
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
The carrying amount of cash equivalents, accounts and notes receivable, and accounts payable approximates fair value. Short-term investments are recorded at amortized cost and the respective carrying amounts approximate the fair value that would be determined primarily using quoted prices in active markets. As of September 30, 2018, short-term investments totaled $3.2 billion and consisted of approximately $2.2 billion of time deposits and $1.0 billion of commercial paper. As of March 31, 2018, short-term investments totaled $2.4 billion and consisted of approximately $1.6 billion of time deposits and $765 million of commercial paper. The fair value of marketable equity securities totaling $15 million and $57 million as of September 30, 2018 and March 31, 2018, respectively, are measured on a recurring basis using quoted prices in active markets. Current and long-term debt inclusive of our other financings are carried at amortized cost.
Debt for which estimated fair value is determined based on unobservable inputs primarily represents borrowings under our secured equipment credit facilities, and sales of receivables under our Accounts Receivable Facility (Receivables Facility). See Note 7. Long-Term Debt, Financing and Capital Lease Obligations for additional information. The carrying amounts associated with these borrowings approximate fair value.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents carrying amounts and estimated fair values of current and long-term debt and financing obligations:

	Carrying amount at September 30, 2018	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt and financing obligations	$40,854	$38,090	$—	$4,240	$42,330

	Carrying amount at March 31, 2018	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt and financing obligations	$40,820	$37,549	$—	$3,737	$41,286

Note 5.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment and other long-lived assets used to provide service to our subscribers. Non-cash accruals included in property, plant and equipment (excluding leased devices) totaled $1.2 billion and $360 million as of September 30, 2018 and 2017, respectively.
The following table presents the components of property, plant and equipment and the related accumulated depreciation:

	September 30, 2018	March 31, 2018
	(in millions)
Land	$247	$254
Network equipment, site costs and related software	23,281	22,930
Buildings and improvements	825	813
Non-network internal use software, office equipment, leased devices and other	12,024	11,149
Construction in progress	3,576	2,202
Less: accumulated depreciation	(19,137)	(17,423)
Property, plant and equipment, net	$20,816	$19,925
Sprint offers a leasing program to its customers whereby qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to return the device, continue leasing the device, or purchase the device. As of September 30, 2018, substantially all of our device leases were classified as operating leases. Purchases of leased devices are reported as cash outflows for "Capital expenditures - leased devices" in the consolidated statements of cash flows. The devices are then depreciated using the straight-line method to their estimated residual value generally over the term of the lease.
The following table presents leased devices and the related accumulated depreciation:

	September 30, 2018	March 31, 2018
	(in millions)
Leased devices	$10,404	$9,592
Less: accumulated depreciation	(4,220)	(3,580)
Leased devices, net	$6,184	$6,012
During the six-month periods ended September 30, 2018 and 2017, we had non-cash transfers of returned leased devices from property, plant and equipment to device and accessory inventory at the lower of net book value or their estimated fair value of $399 million and $301 million, respectively. Non-cash accruals included in leased devices totaled $207 million and $210 million as of September 30, 2018 and 2017, respectively.
During the three and six-month periods ended September 30, 2018 and 2017, we recorded $219 million, $343 million, $117 million and $404 million, respectively, of loss on disposal of property, plant and equipment, net of recoveries.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Net losses that resulted from the write-off of leased devices were primarily associated with lease cancellations prior to the scheduled customer lease terms, where customers did not return the devices to us. Such losses were $151 million, $275 million, $112 million and $224 million for the three and six-month periods ended September 30, 2018 and 2017, respectively, and are included in "Cost of equipment rentals" in our consolidated statements of comprehensive income (loss). During the three and six-month periods ended September 30, 2018, we recorded $68 million of losses primarily related to cell site construction costs and other network costs that are no longer recoverable as a result of changes in our network plans, which are included in "Other, net" in our consolidated statements of comprehensive income (loss). During the six-month period ended September 30, 2017, we recorded $180 million of losses primarily related to cell site construction costs that are no longer recoverable as a result of changes in our network plans.

Note 6.	Intangible Assets
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist of FCC licenses, which were acquired primarily through FCC auctions and business combinations, certain of our trademarks and goodwill. At September 30, 2018, we held 800 MHz, 1.9 GHz and 2.5 GHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. Accordingly, we have concluded that FCC licenses are indefinite-lived intangible assets. Our Sprint and Boost Mobile trademarks have also been identified as indefinite-lived intangible assets. Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations.
The following provides the activity of indefinite-lived intangible assets within the consolidated balance sheets:

	March 31, 2018	Net Additions	September 30, 2018
	(in millions)
FCC licenses	$37,274	$64	$37,338
Trademarks	4,035	—	4,035
Goodwill(1)	6,586	12	6,598
	$47,895	$76	$47,971
_________________

(1)	Through September 30, 2018, there is no accumulated impairment losses for goodwill.
Assessment of Impairment
Our annual impairment testing date for goodwill and indefinite-lived intangible assets is January 1 of each year; however, we test for impairment between our annual tests if an event occurs or circumstances change that indicate that the asset may be impaired, or in the case of goodwill, that the fair value of the reporting unit is below its carrying amount. Our most recent test for impairment of goodwill was completed at June 30, 2018 and we concluded that the estimated fair value of the Wireless reporting unit exceeded the carrying amount. As a result, no goodwill impairment was recorded.
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

		September 30, 2018			March 31, 2018
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)
Customer relationships	5 to 8 years	$6,563	$(5,771)	$792	$6,562	$(5,462)	$1,100
Other intangible assets:
Favorable spectrum leases	23 years	767	(135)	632	856	(172)	684
Favorable tower leases	7 years	335	(197)	138	335	(179)	156
Trademarks	2 to 34 years	520	(82)	438	520	(74)	446
Other	5 to 10 years	133	(58)	75	129	(50)	79
Total other intangible assets		1,755	(472)	1,283	1,840	(475)	1,365
Total definite-lived intangible assets		$8,318	$(6,243)	$2,075	$8,402	$(5,937)	$2,465

Note 7.	Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates			Maturities			September 30, 2018	March 31, 2018
							(in millions)
Notes
Senior notes
Sprint Corporation	7.13	-	7.88%	2021	-	2026	$12,000	$12,000
Sprint Communications, Inc.	6.00	-	11.50%	2020	-	2022	4,980	4,980
Sprint Capital Corporation	6.88	-	8.75%	2019	-	2032	6,204	6,204
Senior secured notes
Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC	3.36	-	5.15%	2021	-	2028	6,563	7,000
Guaranteed notes
Sprint Communications, Inc.	7.00	-	9.00%	2018	-	2020	2,753	2,753
Credit facilities
Secured revolving bank credit facility	4.50%			2021			—	—
Secured term loan	4.75%			2024			3,940	3,960
PRWireless term loan	7.64%			2020			181	182
Export Development Canada (EDC)	4.74%			2019			300	300
Secured equipment credit facilities	3.75	-	4.43%	2021	-	2022	461	527
Accounts receivable facility	3.32	-	3.52%	2020			3,024	2,411
Financing obligations, capital lease and other obligations	2.35	-	12.00%	2019	-	2026	607	686
Net premiums and debt financing costs							(338)	(111)
							40,675	40,892
Less current portion							(5,346)	(3,429)
Long-term debt, financing and capital lease obligations							$35,329	$37,463

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 As of September 30, 2018, Sprint Corporation, had $12.0 billion in aggregate principal amount of senior notes outstanding. In addition, as of September 30, 2018, the outstanding principal amount of the senior notes issued by Sprint Communications and Sprint Capital Corporation, the guaranteed notes issued by Sprint Communications, Sprint Communications' secured term loan and secured revolving bank credit facility, the EDC agreement, the secured equipment credit facilities, the Receivables Facility, and certain other obligations collectively totaled $22.1 billion in principal amount of our long-term debt. Sprint Corporation fully and unconditionally guaranteed such indebtedness, which was issued by 100% owned subsidiaries. Although certain financing agreements restrict the ability of Sprint Communications and its subsidiaries to distribute cash to Sprint Corporation, the ability of the subsidiaries to distribute cash to their respective parents, including to Sprint Communications, is generally not restricted.
Cash interest payments, net of amounts capitalized of $34 million and $28 million during the six-month periods ended September 30, 2018 and 2017, respectively, totaled $1.3 billion during each of the six-month periods ended September 30, 2018 and 2017.
Notes
As of September 30, 2018, our outstanding notes consisted of senior notes and guaranteed notes, all of which are unsecured, as well as senior secured notes associated with our spectrum financing transactions. Cash interest on all of the notes is payable semi-annually in arrears with the exception of the spectrum financing senior secured notes, which is payable quarterly. As of September 30, 2018, $32.3 billion aggregate principal amount of the notes was redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.
As of September 30, 2018, $26.1 billion aggregate principal amount of our senior notes, senior secured notes, and guaranteed notes provided holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in the applicable indentures and supplemental indentures) occurs. In May 2018, we successfully completed consent solicitations with respect to certain series of Sprint Corporation, Sprint Communications, and Sprint Capital Corporation senior notes. As a result of the Sprint Corporation and Sprint Communications consent solicitations, the proposed merger transaction with T-Mobile, if consummated, will not constitute a change of control as defined in the applicable indentures governing the notes.
On October 1, 2018, Sprint initiated the defeasance process with respect to $200 million aggregate principal amount of Sprint Communications 9.25% debentures due 2022, which included the deposit with the trustee of U.S. Treasury securities to provide for the future interest and principal payments on the notes through maturity. In accordance with the terms of the debentures, the defeasance will become effective in December 2018 and certain restrictive covenants under the notes will no longer apply. The $200 million aggregate principal amount was reclassified to "Current portion of long-term debt, financing and capital lease obligations" from "Long-term debt, financing and capital lease obligations" in the consolidated balance sheets as of September 30, 2018.
Spectrum Financing
In October 2016, certain subsidiaries of Sprint Communications, which were not "Restricted Subsidiaries" under Sprint Communications' and Sprint Capital Corporation's indentures, transferred certain directly held and third-party leased spectrum licenses (collectively, Spectrum Portfolio) to wholly-owned bankruptcy-remote special purpose entities (collectively, Spectrum Financing SPEs). The Spectrum Portfolio, which represented approximately 14% of Sprint's total spectrum holdings on a MHz-pops basis, was used as collateral to raise an initial $3.5 billion in senior secured notes (2016 Spectrum-Backed Notes) bearing interest at 3.36% per annum under a $7.0 billion securitization program. The 2016 Spectrum-Backed Notes are repayable over a five-year term, with interest-only payments over the first four quarters and amortizing quarterly principal payments thereafter commencing December 2017 through September 2021. During the six-month period ended September 30, 2018, we made scheduled principal repayments of $438 million, resulting in a total principal amount outstanding related to the 2016 Spectrum-Backed Notes of $2.6 billion as of September 30, 2018, of which $875 million was classified as "Current portion of long-term debt, financing and capital lease obligations" in the consolidated balance sheets.
In March 2018, we amended the transaction documents governing the securitization program to allow for the issuance of more than $7.0 billion of notes outstanding pursuant to the securitization program subject to certain conditions, which, among other things, may require the contribution of additional spectrum. Also in March 2018, we issued approximately $3.9 billion in aggregate principal amount of senior secured notes under the existing $7.0 billion securitization

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

program, consisting of two series of senior secured notes. The first series of notes totaled $2.1 billion in aggregate principal amount, bears interest at 4.738% per annum, have quarterly interest-only payments until June 2021, and amortizing quarterly principal amounts thereafter commencing in June 2021 through March 2025. The second series of notes totaled approximately $1.8 billion in aggregate principal amount, bears interest at 5.152% per annum, have quarterly interest-only payments until June 2023, and amortizing quarterly principal amounts thereafter commencing in June 2023 through March 2028. The Spectrum Portfolio, which also serves as collateral for the 2016 Spectrum-Backed Notes, remains substantially identical to the original portfolio from October 2016.
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
Credit Facilities
Secured Term Loan and Revolving Bank Credit Facility
On February 3, 2017, we entered into a credit agreement for $6.0 billion, consisting of a $4.0 billion, seven-year secured term loan that matures in February 2024 and a $2.0 billion secured revolving bank credit facility that expires in February 2021. As of September 30, 2018, $129 million in letters of credit were outstanding under the secured revolving bank credit facility, including the letter of credit required by the Report and Order (see Note 11. Commitments and Contingencies). As a result of the outstanding letters of credit, which directly reduce the availability of borrowings, the Company had approximately $1.9 billion of borrowing capacity available under the secured revolving bank credit facility as of September 30, 2018. The bank credit facility requires a ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the bank credit facility (adjusted EBITDA), not to exceed 4.75 to 1.0 through the fiscal quarter ending December 31, 2018. For each fiscal quarter ending March 31, 2019 through December 31, 2019, the Leverage Ratio must not exceed 3.75 to 1.0. The Leverage Ratio must not exceed 3.5 to 1.0 for the fiscal quarter ended March 31, 2020 and each fiscal quarter ending thereafter through expiration of the facility. The term loan has an interest rate equal to LIBOR plus 250 basis points and the secured revolving bank credit facility has an interest rate equal to LIBOR plus a spread that varies depending on the Leverage Ratio.
In consideration of the seven-year secured term loan, we entered into a five-year fixed-for-floating interest rate swap on a $2.0 billion notional amount that has been designated as a cash flow hedge. The effective portion of changes in fair value are recorded in "Other comprehensive income (loss)" in the consolidated statements of comprehensive income (loss) and the ineffective portion, if any, is recorded as interest expense in current period earnings in the consolidated statements of comprehensive income (loss). The fair value of the interest rate swap was $63 million and $41 million as of September 30, 2018 and March 31, 2018, respectively, which was recorded in "Other assets" in the consolidated balance sheets.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PRWireless Term Loan
During the three-month period ended December 31, 2017, Sprint and PRWireless PR, Inc. completed a transaction to combine their operations in Puerto Rico and the U.S. Virgin Islands into a new entity. Prior to the formation of the new entity, PRWireless PR, Inc. had incurred debt under a secured term loan, which became debt of the new entity upon the transaction close. The secured term loan bears interest at 5.25% plus LIBOR and expires in June 2020. Any amounts repaid early may not be drawn again. During the six-month period ended September 30, 2018, the joint venture made principal repayments totaling $1 million, resulting in a total principal amount outstanding of $181 million as of September 30, 2018, with an additional $20 million remaining available. Sprint has provided an unsecured guarantee of repayment of the secured term loan obligations. The secured portion of the facility is limited to assets of the new entity as the borrower.
EDC Agreement
As of September 30, 2018, the EDC agreement provided for security and covenant terms similar to our secured term loan and revolving bank credit facility. However, under the terms of the EDC agreement, repayments of outstanding amounts cannot be redrawn. As of September 30, 2018, the total principal amount of our borrowings under the EDC facility was $300 million.
Secured Equipment Credit Facilities
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provided for the ability to borrow up to $800 million to finance network equipment-related purchases from Nokia Solutions and Networks US LLC, USA. The facility's availability for borrowing expired in October 2017. Such borrowings were contingent upon the amount and timing of network equipment-related purchases made by Sprint. During the six-month period ended September 30, 2018, we made principal repayments totaling $41 million on the facility, resulting in a total principal amount of $133 million outstanding as of September 30, 2018.
K-sure
The K-sure secured equipment credit facility provides for the ability to borrow up to $750 million to finance network equipment-related purchases from Samsung Telecommunications America, LLC. The facility can be divided into three consecutive tranches of varying size. In October 2018, we amended the secured equipment credit facility to extend the borrowing availability through September 2019. Such borrowings are contingent upon the amount and timing of network equipment-related purchases made by Sprint. During the six-month period ended September 30, 2018, we drew $27 million and made principal repayments totaling $33 million on the facility, resulting in a total principal amount of $188 million outstanding as of September 30, 2018.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provided for the ability to borrow up to $250 million to finance network equipment-related purchases from Alcatel-Lucent USA Inc. In September 2017, we amended the secured equipment credit facility to restore previously expired commitments of $150 million. During the six-month period ended September 30, 2018, we made principal repayments totaling $20 million on the facility, resulting in a total principal amount of $139 million outstanding as of September 30, 2018.
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
Accounts Receivable Facility
Transaction Overview
Our Receivables Facility provides us the opportunity to sell certain wireless service receivables, installment receivables, and future amounts due from customers who lease certain devices from us to the Purchasers. The maximum funding limit under the Receivables Facility is $4.5 billion. While we have the right to decide how much cash to receive from each sale, the maximum amount of cash available to us varies based on a number of factors and, as of September 30, 2018,

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

represents approximately 50% of the total amount of the eligible receivables sold to the Purchasers. As of September 30, 2018, the total amount of borrowings under our Receivables Facility was $3.0 billion and the total amount available to be drawn was $454 million. However, subsequent to September 30, 2018, Sprint repaid $700 million under the Receivables Facility reducing amounts outstanding to $2.3 billion. In February 2017, the Receivables Facility was amended and Sprint regained effective control over the receivables transferred to the Purchasers by obtaining the right, under certain circumstances, to repurchase them. Subsequent to the February 2017 amendment, all proceeds received from the Purchasers in exchange for the transfer of our wireless service and installment receivables are recorded as borrowings. Repayments and borrowings under the Receivables Facility are reported as financing activities in the consolidated statements of cash flows. All cash collected on repurchased receivables continues to be recognized in investing activities in the consolidated statements of cash flows. In October 2017, the Receivables Facility was amended to, among other things, extend the maturity date to November 2019 and to reallocate the Purchasers' commitments between wireless service, installment and future lease receivables through May 2018 to 26%, 28% and 46%, respectively. After May 2018, the allocation of the Purchasers' commitments between wireless service, installment and future lease receivables are 26%, 18% and 56%, respectively. In June 2018, the Receivables Facility was further amended to, among other things, extend the maturity date to June 2020, increase the maximum funding limit by $200 million, reduce financing costs, add month-to-month lease receivables as eligible receivables for leases that extend past their original lease term, and change the Purchasers' commitment allocations. The Purchasers' commitments are allocated 22% to wireless service receivables and 78% to a combined pool of installment receivables, future lease receivables and month-to-month lease receivables. During the six-month period ended September 30, 2018, we borrowed $2.9 billion and repaid $2.3 billion to the Purchasers.
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
Transaction Structure
Sprint contributes certain wireless service, installment and future lease receivables, as well as the associated leased devices, to Sprint's wholly-owned consolidated bankruptcy-remote special purpose entities (SPEs). At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, installment and future lease receivables to Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life. As of September 30, 2018, wireless service, installment and lease receivables contributed to the SPEs and included in "Accounts and notes receivable, net" in the consolidated balance sheets were $2.6 billion and the long-term portion of installment receivables included in "Other assets" in the consolidated balance sheets was $140 million. As of September 30, 2018, the net book value of devices contributed to the SPEs was $6.2 billion.
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
Financing Obligations, Capital Lease and Other Obligations
Tower Financing
During 2008, we sold and subsequently leased back approximately 3,000 cell sites, of which approximately 2,000 remain as of September 30, 2018. Terms extend through 2021, with renewal options for an additional 20 years. These cell sites continue to be reported as part of our "Property, plant and equipment, net" in our consolidated balance sheets due to our continued involvement with the property sold and the transaction is accounted for as a financing. The financing obligation as of September 30, 2018 is $128 million.
Capital Lease and Other Obligations
In May 2016, Sprint closed on a transaction with Shentel to acquire one of our wholesale partners, NTELOS Holdings Corporation (nTelos). The total consideration for this transaction included $181 million, on a net present value basis, of notes payable to Shentel. Sprint will satisfy its obligations under the notes payable over an expected term of five to six years, of which the remaining obligation is $125 million as of September 30, 2018. The remainder of our capital lease and other obligations of $308 million as of September 30, 2018 are primarily for the use of wireless network equipment.
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
As of September 30, 2018, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in the maturities being accelerated.
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
Contracts with Customers
Service-related components of the total transaction price typically consist of fixed monthly recurring charges, variable usage charges and miscellaneous fees such as activation fees, international long distance and roaming, commissions on the device insurance program, late payment and administrative fees, and certain regulatory-related fees, net of service

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

credits. For contracts involving multiple performance obligations, such as equipment and service, revenue is allocated based on relative standalone selling price of each performance obligation. We generally recognize revenue allocated to service performance obligations as those services are rendered. As a result of the timing of our multiple billing cycles throughout each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period, and to estimate and defer amounts billed but not earned as of the end of each reporting period. These estimates are based primarily on rate plans in effect and our historical usage and billing patterns. Regulatory fees and costs are recorded gross. The largest component of regulatory fees is the Universal Service Fund, which represented no more than 1% of net operating revenues for all periods presented in the consolidated statements of comprehensive income (loss).
We recognize equipment sales and corresponding costs of equipment sales when title and risk of loss passes to the indirect dealer or end-use subscriber, assuming all other revenue recognition criteria are met. This typically occurs at the point of sale for direct channel sales and freight-on-board dealer destination for indirect channel sales. For the three and six-month periods ended September 30, 2018, equipment sales to our indirect dealers were $863 million and $1.6 billion, respectively. In subsidized postpaid and prepaid Wireless contracts, we subsidize the cost of the device as an incentive to retain and acquire subscribers.
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
The following table presents disaggregated reported revenue by category:

	Three Months Ended	Six Months Ended
	September 30, 2018	September 30, 2018
	(in millions)
Service revenue
Postpaid	$4,255	$8,443
Prepaid	954	1,936
Wholesale, affiliate and other	293	587
Wireline	260	536
Total service revenue	5,762	11,502
Equipment sales	1,418	2,591
Equipment rentals	1,253	2,465
Total revenue	$8,433	$16,558
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
Performance obligations related to our Wireline business involve the provision of services to corporate customers. Wireline service performance obligations are satisfied typically over a period between 24 and 36 months. Amounts due for services are invoiced and collected periodically over the relevant service period. Wireline contracts are not subject to significant amounts of variable consideration, other than charges intended to partially recover taxes imposed on the Company, including fees related to the Universal Service Fund. Such fees are based on the customer's estimated monthly usage and are therefore allocated to corresponding distinct months of Wireline services. Our Wireline contracts do provide the customer with monthly options to purchase goods or services at prices commensurate with the standalone selling prices for those goods or services, as determined at contract inception.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the opening and closing balances of our contract assets, contract liabilities, and receivables balances, as well as capitalized costs associated with contracts with customers:

	September 30, 2018	April 1, 2018
	(in millions)
Contract assets and liabilities
Contract assets(1)	$687	$432
Billed trade receivables	2,751	2,559
Unbilled trade receivables	833	1,250
Contract liabilities(2)	1,014	1,104

Other related assets and liabilities
Other related assets:
Capitalized costs to acquire a customer contract:
Sales commissions - opening balance	$1,219
Sales commissions - additions	550
Amortization of capitalized sales commissions	(390)
Net costs to acquire a customer contract	$1,379

(1)	The fluctuation correlates directly to the execution of new customer contracts and invoicing and collections from customers in the normal course of business.

(2)	Revenue recognized during the six-month period ended September 30, 2018, which was included within the beginning contract liability balance, amounts to $942 million.
Remaining Performance Obligations
The aggregate amount of total transaction price allocated to performance obligations in contracts existing as of the balance sheet date, which are wholly or partially unsatisfied as of the end of the reporting period, and the expected time frame for satisfaction of those wholly or partially unsatisfied performance obligations, are as follows (in millions):

Remainder of year ending March 31, 2019	$5,317
Year ending March 31, 2020	4,156
Thereafter	30
Total	$9,503
The amounts disclosed above relate to the allocation of revenue amongst performance obligations in contracts existing as of the balance sheet date, and not to any differences between the timing of revenue recognition and recognition of receivables or cash collection. As a result, those amounts are not necessarily reflected as a contract liability as of the balance sheet date. Included in the above amounts are $2.0 billion for the year ending March 31, 2019 and $1.5 billion for the year ending March 31, 2020, respectively, related to the allocation of the total transaction price to future operating lease revenues. Additionally, amounts disclosed above include estimates of variable consideration, where applicable.
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
The following provides the activity in the severance and exit costs liability included in "Accounts payable," "Accrued expenses and other current liabilities" and "Other liabilities" within the consolidated balance sheets:

	March 31, 2018	Net Expense		Cash Payments and Other	September 30, 2018
	(in millions)
Lease exit costs	$165	$8	(1)	$(31)	$142
Severance costs	64	14	(2)	(51)	27
Access exit costs	19	11	(3)	(6)	24
	$248	$33		$(88)	$193
 _________________

(1)	For the six-month period ended September 30, 2018, we recognized costs of $8 million (Wireless only).

(2)	For the six-month period ended September 30, 2018, we recognized costs of $14 million ($6 million Wireless, $8 million Wireline).

(3)	For the six-month period ended September 30, 2018, we recognized costs of $11 million ($1 million Wireless, $10 million Wireline) as "Severance and exit costs."
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
The U.S. federal statutory tax rates for the six-month periods ended September 30, 2018 and 2017 were 21% and 35%, respectively. The Tax Cuts and Jobs Act (the Tax Act) enacted in December 2017 reduced the corporate income tax rate effective January 1, 2018. The differences that caused our effective income tax rates to differ from the U.S. federal statutory rates for the six-month periods ended September 30, 2018 and 2017, respectively, were as follows:

	Six Months Ended September 30,
	2018	2017
	(in millions)
Income tax expense at the federal statutory rate	$(93)	$(192)
Effect of:
State income taxes, net of federal income tax effect	(34)	(38)
State law changes, net of federal income tax effect	59	(27)
Increase deferred tax liability for organizational restructuring	(13)	—
Increase deferred tax liability for business activity changes	—	(65)
Credit for increasing research activities	11	8
Change in federal and state valuation allowance	11	(60)
Other, net	(5)	(16)
Income tax expense	$(64)	$(390)
Effective income tax rate	14.4%	71.2%
Income tax expense of $64 million for the six-month period ended September 30, 2018 represented a consolidated effective tax rate of 14%. During the period, we recognized a $59 million tax benefit for the impact of state law changes enacted during the period, partially offset by a $13 million tax expense attributable to organizational restructuring. These adjustments were primarily driven by the change in carrying value of our deferred tax assets and liabilities on temporary differences.
Income tax expense of $390 million for the six-month period ended September 30, 2017 represented a consolidated effective tax rate of 71%. Income tax expense was primarily attributable to taxable temporary differences from the tax amortization of FCC licenses and tax expense on pre-tax gains from spectrum license exchanges during the period. We also increased our deferred state income tax liability by $65 million for changes in business activities causing us to become subject to income tax in additional tax jurisdictions. This resulted in a change in the measurement of the carrying value of our deferred tax liability on temporary differences, primarily FCC licenses.
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
On December 22, 2017 the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which addresses income tax accounting implications of the Tax Act. Estimates were used to determine the balance of deferred tax assets and liabilities subject to changes in tax laws included in the Tax Act, as well as the reversal pattern of such deferred tax assets and liabilities in assessing the ability to realize deferred tax assets. We continue to analyze the effects of the Tax Act and will record any additional impacts as they are identified during the measurement period. During the six-month period ended September 30, 2018, we did not identify or record any adjustments to the provisional amount previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2018.
As of September 30, 2018 and March 31, 2018, we maintained unrecognized tax benefits of $231 million and $239 million, respectively. Cash paid for income taxes, net was $53 million and $52 million for the six-month periods ended September 30, 2018 and 2017, respectively.

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
On October 9, 2018, October 18, 2018, and October 24, 2018, three purported stockholders of Sprint commenced actions, captioned Klein v. Sprint Corporation et al., Muehlgay v. Sprint Corporation et al., and Binns Blount v. Sprint Corporation et al., in the United States District Court for the District of Delaware. The complaints name Sprint and the members of the Sprint board of directors as defendants. The complaints assert claims under Section 14(a) and Section 20(a) of the Exchange Act challenging the adequacy of the disclosures relating to the proposed merger transactions with T-Mobile made in the associated joint consent solicitation statement/prospectus. The complaints seek, among other relief, an injunction preventing the parties from consummating the merger transactions, damages in the event the merger transactions are consummated, and the award of attorneys’ fees. Sprint believes the claims asserted in the lawsuits are without merit and does not expect resolution of these matters to have a material adverse effect on our financial position or results of operations. On October 29, 2018, the plaintiff in the Binns Blount action filed a notice voluntarily dismissing their complaint without prejudice.

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
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us or our subsidiaries. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. During the three-month period ended September 30, 2018, we settled a state tax matter for which we had previously accrued $114 million, with no material impact on our financial position or results of operations upon final settlement.
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
The minimum cash obligation was $2.8 billion under the Report and Order. We are, however, obligated to continue to pay the full amount of the costs relating to the reconfiguration plan, although those costs have exceeded $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The letter of credit was initially $2.5 billion, but has been reduced during the course of the proceeding to $102 million as of September 30, 2018. Since the inception of the program, we have incurred payments of approximately $3.6 billion directly attributable to our performance under the Report and Order, including $29 million during the six-month period ended September 30, 2018. When incurred, substantially all costs are accounted for as additions to FCC licenses with the remainder as property, plant and equipment. Based on our expenses to date and on third party administrator's audits, we have exceeded $2.8 billion minimum cash obligation required by the FCC. On October 12, 2017, the FCC released a Declaratory Ruling that we have met the minimum cash obligation under the Report and Order and concluded that Sprint will not be required to make any payments to the U.S. Treasury.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12.	Per Share Data
The computation of basic and diluted net income (loss) per common share attributable to Sprint was as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions, except per share amounts)
Net income (loss)	$207	$(48)	$380	$158
Less: Net income attributable to noncontrolling interests	(11)	—	(8)	—
Net income (loss) attributable to Sprint	$196	$(48)	$372	$158

Basic weighted average common shares outstanding	4,061	3,998	4,036	3,996
Effect of dilutive securities:
Options and restricted stock units	60	—	55	60
Warrants(1)	3	—	4	24
Diluted weighted average common shares outstanding	4,124	3,998	4,095	4,080

Basic net income (loss) per common share attributable to Sprint	$0.05	$(0.01)	$0.09	$0.04
Diluted net income (loss) per common share attributable to Sprint	$0.05	$(0.01)	$0.09	$0.04

Potentially dilutive securities:
Outstanding stock options(2)	6	113	6	4
 _________________

(1)
For the six-month periods ended September 30, 2018 and 2017, dilutive securities attributable to warrants include 1 million and 20 million shares, respectively, issuable under the warrant held by SoftBank. At the close of the merger with SoftBank, the warrant was issued at $5.25 per share. On July 10, 2018, SoftBank exercised its warrant in full to purchase 55 million shares of Sprint common stock for $287 million.

(2)	Potentially dilutive securities were not included in the computation of diluted net income (loss) per common share if to do so would have been antidilutive.

Note 13.	Segments
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information is as follows:

Statement of Operations Information	Wireless including hurricane	Wireless hurricane	Wireless excluding hurricane	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2018
Net operating revenues(2)	$8,169	$(3)	$8,166	$260	$4	$8,430
Inter-segment revenues(1)	—	—	—	68	(68)	—
Total segment operating expenses(2)	(4,883)	(7)	(4,890)	(348)	64	(5,174)
Segment earnings (loss)	$3,286	$(10)	$3,276	$(20)	$—	3,256
Less:
Depreciation - network and other						(1,021)
Depreciation - equipment rentals						(1,181)
Amortization						(159)
Hurricane-related reimbursements(2)						32
Merger costs(3)						(56)
Other, net(4)						(93)
Operating income						778
Interest expense						(633)
Other income, net						79
Income before income taxes						$224

Statement of Operations Information	Wireless including hurricane	Wireless hurricane	Wireless excluding hurricane	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2017
Net operating revenues(2)	$7,609	$12	$7,621	$314	$4	$7,939
Inter-segment revenues(1)	—	—	—	95	(95)	—
Total segment operating expenses(2)	(4,879)	22	(4,857)	(438)	85	(5,210)
Segment earnings (loss)	$2,730	$34	$2,764	$(29)	$(6)	2,729
Less:
Depreciation - network and other						(997)
Depreciation - equipment rentals						(888)
Amortization						(209)
Hurricane-related costs(2)						(34)
Operating income						601
Interest expense						(595)
Other income, net						44
Income before income taxes						$50

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Information	Wireless including hurricane	Wireless hurricane	Wireless excluding hurricane	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Six Months Ended September 30, 2018
Net operating revenues(2)	$16,014	$(3)	$16,011	$536	$8	$16,555
Inter-segment revenues(1)	—	—	—	130	(130)	—
Total segment operating expenses(2)	(9,410)	(7)	(9,417)	(728)	126	(10,019)
Segment earnings (loss)	$6,604	$(10)	$6,594	$(62)	$4	6,536
Less:
Depreciation - network and other						(2,044)
Depreciation - equipment rentals						(2,317)
Amortization						(330)
Hurricane-related reimbursements(2)						32
Merger costs(3)						(149)
Other, net(4)						(135)
Operating income						1,593
Interest expense						(1,270)
Other income, net						121
Income before income taxes						$444

Statement of Operations Information	Wireless including hurricane	Wireless hurricane	Wireless excluding hurricane	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Six Months Ended September 30, 2017
Net operating revenues(2)	$15,419	$12	$15,431	$657	$8	$16,096
Inter-segment revenues(1)	—	—	—	185	(185)	—
Total segment operating expenses(2)	(9,823)	22	(9,801)	(882)	169	(10,514)
Segment earnings (loss)	$5,596	$34	$5,630	$(40)	$(8)	5,582
Less:
Depreciation - network and other						(1,974)
Depreciation - equipment rentals						(1,742)
Amortization						(432)
Hurricane-related costs(2)						(34)
Other, net(4)						364
Operating income						1,764
Interest expense						(1,208)
Other expense, net						(8)
Income before income taxes						$548

Other Information			Wireless	Wireline	Corporate and Other	Consolidated
			(in millions)
Capital expenditures for the six months ended September 30, 2018			$5,644	$106	$172	$5,922
Capital expenditures for the six months ended September 30, 2017			$4,579	$102	$227	$4,908
_________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to, or use by, wireless subscribers.

(2)
The three and six-month periods ended September 30, 2018 includes $32 million of hurricane-related reimbursements, which are classified in our consolidated statements of comprehensive income (loss) as follows: $3 million as revenue in net operating revenues, $6 million as cost of services, $1 million as selling, general and administrative expenses and $22 million as other, net, all within the Wireless segment. The three and six-month periods ended September 30, 2017 includes $34 million of hurricane-related costs, which are classified in our consolidated statements of comprehensive income (loss) as follows: $12 million as contra-revenue in net operating revenues, $15 million as cost of services, $2 million as selling, general and administrative expenses and $5 million as other, net, all within the Wireless segment.

(3)
The three and six-month periods ended September 30, 2018 includes $56 million and $149 million, respectively, of merger-related costs, which were recorded as selling, general and administrative expenses in the consolidated statements of comprehensive income (loss).

(4)
Other, net for the three and six-month periods ended September 30, 2018 consists of $25 million and $33 million, respectively, of severance and exit costs primarily due to reductions in work force, access termination charges and lease exit costs. In addition, both the three and six-month periods

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ended September 30, 2018 consist of a $68 million loss on disposal of property, plant and equipment primarily related to cell site construction costs and other network costs that are no longer recoverable as a result of changes in our network plans. The six-month period ended September 30, 2018 consists of $34 million associated with the purchase of certain leased spectrum assets, which upon termination of the related spectrum leases resulted in the accelerated recognition of the unamortized favorable lease balances. Other, net for the six-month period ended September 30, 2017 consists of a $175 million net loss on disposal of property, plant and equipment, which consisted of a $181 million loss related to cell site construction costs that are no longer recoverable as a result of changes in our network plans, slightly offset by a $6 million gain. In addition, the six-month period ended September 30, 2017 includes a $479 million non-cash gain related to spectrum license exchanges with other carriers, a $55 million reduction of an accrual related to favorable developments in pending legal proceedings and a $5 million reversal of previously accrued contract termination costs primarily related to the termination of our relationship with General Wireless Operations Inc. (Radio Shack).

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended September 30, 2018
Service revenue(2)	$5,206	$303	$(68)	$5,441
Wireless equipment sales	1,418	—	—	1,418
Wireless equipment rentals	1,253	—	—	1,253
Other	289	25	4	318
Total net operating revenues	$8,166	$328	$(64)	$8,430

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended September 30, 2017
Service revenue(2)	$5,365	$398	$(95)	$5,668
Wireless equipment sales	994	—	—	994
Wireless equipment rentals	966	—	—	966
Other	296	11	4	311
Total net operating revenues	$7,621	$409	$(91)	$7,939

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Six Months Ended September 30, 2018
Service revenue(2)	$10,376	$617	$(130)	$10,863
Wireless equipment sales	2,591	—	—	2,591
Wireless equipment rentals	2,465	—	—	2,465
Other	579	49	8	636
Total net operating revenues	$16,011	$666	$(122)	$16,555

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Six Months Ended September 30, 2017
Service revenue(2)	$10,830	$811	$(185)	$11,456
Wireless equipment sales	2,181	—	—	2,181
Wireless equipment rentals	1,865	—	—	1,865
Other	555	31	8	594
Total net operating revenues	$15,431	$842	$(177)	$16,096

_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

(2)
Service revenue related to the Wireless segment in the three and six-month periods ended September 30, 2018 excludes $3 million of hurricane-related revenue reimbursements reflected in net operating revenues in our consolidated statements of comprehensive income (loss). Service revenue related to the Wireless segment in the three and six-month periods ended September 30, 2017 excludes $12 million of hurricane-related contra-revenue costs reflected in net operating revenues in our consolidated statements of comprehensive income (loss).

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
The supply chain and inventory management arrangement included, among other things, that Brightstar may purchase inventory from the original equipment manufacturers to sell directly to our indirect dealers. As compensation for these services, we remit per unit fees to Brightstar for each device sold to dealers or retailers in our indirect channels. During the three and six-month periods ended September 30, 2018 and 2017, we incurred fees under these arrangements totaling $16 million, $33 million, $23 million and $46 million, respectively, which are recognized in "Cost of equipment sales" and "Selling, general and administrative" expenses in the consolidated statements of comprehensive income (loss). Additionally, we have an arrangement with Brightstar whereby they perform certain of our reverse logistics including device buyback, trade-in technology and related services.
During the three-month period ended September 30, 2017, we entered into an arrangement with Brightstar whereby accessories previously procured by us and sold to customers in our direct channels will now be procured and consigned to us from Brightstar. Amounts billed from the sale of accessory inventory are remitted to Brightstar. In exchange for our efforts to sell accessory inventory owned by Brightstar, we received a fixed fee from Brightstar for each device activated in our direct channels. In August 2018, the arrangement was amended and we will receive a share of the profits associated with the sale of accessory inventory owned by Brightstar. For the three and six-month periods ended September 30, 2018 and the three-month period ended September 30, 2017, Sprint earned fees under these arrangements of $48 million, $97 million and $29 million, respectively, which are recognized as other revenue within "Service revenue" in the consolidated statements of comprehensive income (loss).
Amounts included in our consolidated financial statements associated with these supply chain and inventory management arrangements with Brightstar were as follows:

Consolidated balance sheets:	September 30, 2018	March 31, 2018
	(in millions)
Accounts receivable	$209	$188
Accounts payable and accrued expenses and other current liabilities	$64	$88

	Three Months Ended		Six Months Ended
Consolidated statements of comprehensive income (loss):	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Equipment sales	$414	$443	$829	$793
Cost of equipment sales	$434	$452	$866	$808

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Guarantor Financial Information
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
During the six-month periods ended September 30, 2018 and 2017, there were non-cash equity distributions from the non-guarantor subsidiaries to Subsidiary Guarantor of approximately $1.3 billion and non-cash equity contributions from Subsidiary Guarantor to the non-guarantor subsidiaries of $231 million, respectively, as a result of organizational restructuring for tax purposes. As of September 30, 2018, there were $24.0 billion of intercompany notes issued by the Subsidiary Guarantor to the non-guarantor subsidiaries. The notes are subordinated to all unaffiliated third-party obligations of Sprint Corporation and its subsidiaries.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2018
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$5,256	$470	$—	$5,726
Short-term investments	—	3,186	—	—	3,186
Accounts and notes receivable, net	96	233	3,555	(329)	3,555
Current portion of notes receivable from consolidated affiliates	—	424	—	(424)	—
Device and accessory inventory	—	—	859	—	859
Prepaid expenses and other current assets	1	8	1,112	—	1,121
Total current assets	97	9,107	5,996	(753)	14,447
Investments in subsidiaries	28,110	19,303	—	(47,413)	—
Property, plant and equipment, net	—	—	20,816	—	20,816
Costs to acquire a customer contract	—	—	1,379	—	1,379
Due from consolidated affiliates	291	1,007	—	(1,298)	—
Notes receivable from consolidated affiliates	11,871	23,567	—	(35,438)	—
Intangible assets
Goodwill	—	—	6,598	—	6,598
FCC licenses and other	—	—	41,373	—	41,373
Definite-lived intangible assets, net	—	—	2,075	—	2,075
Other assets	—	206	957	—	1,163
Total assets	$40,369	$53,190	$79,194	$(84,902)	$87,851

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$4,210	$—	$4,210
Accrued expenses and other current liabilities	97	314	3,288	(329)	3,370
Current portion of long-term debt, financing and capital lease obligations	—	2,021	3,325	—	5,346
Current portion of notes payable to consolidated affiliates	—	—	424	(424)	—
Total current liabilities	97	2,335	11,247	(753)	12,926
Long-term debt, financing and capital lease obligations	11,871	10,104	13,354	—	35,329
Notes payable to consolidated affiliates	—	11,871	23,567	(35,438)	—
Deferred tax liabilities	—	—	7,704	—	7,704
Other liabilities	—	770	2,658	—	3,428
Due to consolidated affiliates	—	—	1,298	(1,298)	—
Total liabilities	11,968	25,080	59,828	(37,489)	59,387
Commitments and contingencies
Total stockholders' equity	28,401	28,110	19,303	(47,413)	28,401
Noncontrolling interests	—	—	63	—	63
Total equity	28,401	28,110	19,366	(47,413)	28,464
Total liabilities and equity	$40,369	$53,190	$79,194	$(84,902)	$87,851

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

LIABILITIES AND EQUITY
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2018
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service	$—	$—	$5,762	$—	$5,762
Equipment sales	—	—	1,418	—	1,418
Equipment rentals	—	—	1,253	—	1,253
	—	—	8,433	—	8,433
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	1,694	—	1,694
Cost of equipment sales	—	—	1,517	—	1,517
Cost of equipment rentals (exclusive of depreciation below)	—	—	151	—	151
Selling, general and administrative	—	—	1,861	—	1,861
Severance and exit costs	—	—	25	—	25
Depreciation - network and other	—	—	1,021	—	1,021
Depreciation - equipment rentals	—	—	1,181	—	1,181
Amortization	—	—	159	—	159
Other, net	—	—	46	—	46
	—	—	7,655	—	7,655
Operating income	—	—	778	—	778
Other income (expense):
Interest income	226	545	340	(1,062)	49
Interest expense	(226)	(638)	(831)	1,062	(633)
Earnings (losses) of subsidiaries	196	267	—	(463)	—
Other income, net	—	22	8	—	30
	196	196	(483)	(463)	(554)
Income (loss) before income taxes	196	196	295	(463)	224
Income tax expense	—	—	(17)	—	(17)
Net income (loss)	196	196	278	(463)	207
Less: Net income attributable to noncontrolling interests	—	—	(11)	—	(11)
Net income (loss) attributable to Sprint Corporation	196	196	267	(463)	196
Other comprehensive income (loss)	9	9	3	(12)	9
Comprehensive income (loss)	$205	$205	$281	$(475)	$216

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended September 30, 2017
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service	$—	$—	$5,967	$—	$5,967
Equipment sales	—	—	994	—	994
Equipment rentals	—	—	966	—	966
	—	—	7,927	—	7,927
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	1,698	—	1,698
Cost of equipment sales	—	—	1,404	—	1,404
Cost of equipment rentals (exclusive of depreciation below)	—	—	112	—	112
Selling, general and administrative	—	—	2,013	—	2,013
Depreciation - network and other	—	—	997	—	997
Depreciation - equipment rentals	—	—	888	—	888
Amortization	—	—	209	—	209
Other, net	—	—	5	—	5
	—	—	7,326	—	7,326
Operating income	—	—	601	—	601
Other income (expense):
Interest income	197	280	5	(449)	33
Interest expense	(197)	(438)	(409)	449	(595)
(Losses) earnings of subsidiaries	(48)	110	—	(62)	—
Other income, net	—	—	11	—	11
	(48)	(48)	(393)	(62)	(551)
(Loss) income before income taxes	(48)	(48)	208	(62)	50
Income tax expense	—	—	(98)	—	(98)
Net (loss) income	(48)	(48)	110	(62)	(48)
Other comprehensive income (loss)	16	16	7	(23)	16
Comprehensive (loss) income	$(32)	$(32)	$117	$(85)	$(32)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended September 30, 2018
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service	$—	$—	$11,502	$—	$11,502
Equipment sales	—	—	2,591	—	2,591
Equipment rentals	—	—	2,465	—	2,465
	—	—	16,558	—	16,558
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	3,371	—	3,371
Cost of equipment sales	—	—	2,787	—	2,787
Cost of equipment rentals (exclusive of depreciation below)	—	—	275	—	275
Selling, general and administrative	—	—	3,728	—	3,728
Severance and exit costs	—	—	33	—	33
Depreciation - network and other	—	—	2,044	—	2,044
Depreciation - equipment rentals	—	—	2,317	—	2,317
Amortization	—	—	330	—	330
Other, net	—	—	80	—	80
	—	—	14,965	—	14,965
Operating income	—	—	1,593	—	1,593
Other income (expense):
Interest income	452	1,092	342	(1,795)	91
Interest expense	(452)	(1,209)	(1,404)	1,795	(1,270)
Earnings (losses) of subsidiaries	372	469	—	(841)	—
Other income, net	—	20	10	—	30
	372	372	(1,052)	(841)	(1,149)
Income (loss) before income taxes	372	372	541	(841)	444
Income tax expense	—	—	(64)	—	(64)
Net income (loss)	372	372	477	(841)	380
Less: Net income attributable to noncontrolling interests	—	—	(8)	—	(8)
Net income (loss) attributable to Sprint Corporation	372	372	469	(841)	372
Other comprehensive income (loss)	5	5	(10)	5	5
Comprehensive income (loss)	$377	$377	$467	$(836)	$385

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended September 30, 2017
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service	$—	$—	$12,038	$—	$12,038
Equipment sales	—	—	2,181	—	2,181
Equipment rentals	—	—	1,865	—	1,865
	—	—	16,084	—	16,084
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	3,407	—	3,407
Cost of equipment sales	—	—	2,949	—	2,949
Cost of equipment rentals (exclusive of depreciation below)	—	—	224	—	224
Selling, general and administrative	—	—	3,951	—	3,951
Depreciation - network and other	—	—	1,974	—	1,974
Depreciation - equipment rentals	—	—	1,742	—	1,742
Amortization	—	—	432	—	432
Other, net	—	(55)	(304)	—	(359)
	—	(55)	14,375	—	14,320
Operating income	—	55	1,709	—	1,764
Other income (expense):
Interest income	395	325	9	(677)	52
Interest expense	(395)	(789)	(701)	677	(1,208)
Earnings (losses) of subsidiaries	158	634	—	(792)	—
Other (expense) income, net	—	(67)	7	—	(60)
	158	103	(685)	(792)	(1,216)
Income (loss) before income taxes	158	158	1,024	(792)	548
Income tax expense	—	—	(390)	—	(390)
Net income (loss)	158	158	634	(792)	158
Other comprehensive income (loss)	12	12	12	(24)	12
Comprehensive income (loss)	$170	$170	$646	$(816)	$170

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended September 30, 2018
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(209)	$5,566	$—	$5,357
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(2,398)	—	(2,398)
Capital expenditures - leased devices	—	—	(3,524)	—	(3,524)
Expenditures relating to FCC licenses	—	—	(70)	—	(70)
Proceeds from sales and maturities of short-term investments	—	4,002	—	—	4,002
Purchases of short-term investments	—	(4,834)	—	—	(4,834)
Change in amounts due from/due to consolidated affiliates	(248)	(320)	—	568	—
Proceeds from sales of assets and FCC licenses	—	—	272	—	272
Proceeds from deferred purchase price from sale of receivables	—	—	223	—	223
Proceeds from intercompany note advance to consolidated affiliate	—	424	—	(424)	—
Other, net	—	—	42	—	42
Net cash (used in) provided by investing activities	(248)	(728)	(5,455)	144	(6,287)
Cash flows from financing activities:
Proceeds from debt and financings	—	—	2,944	—	2,944
Repayments of debt, financing and capital lease obligations	—	(20)	(2,908)	—	(2,928)
Debt financing costs	(28)	(9)	(211)	—	(248)
Proceeds from issuance of common stock, net	276	—	—	—	276
Change in amounts due from/due to consolidated affiliates	—	—	568	(568)	—
Repayments of intercompany note advance from parent	—	—	(424)	424	—
Net cash provided by (used in) financing activities	248	(29)	(31)	(144)	44
Net (decrease) increase in cash, cash equivalents and restricted cash	—	(966)	80	—	(886)
Cash, cash equivalents and restricted cash, beginning of period	—	6,222	437	—	6,659
Cash, cash equivalents and restricted cash, end of period	$—	$5,256	$517	$—	$5,773

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended September 30, 2017
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(949)	$5,675	$—	$4,726
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(1,843)	—	(1,843)
Capital expenditures - leased devices	—	—	(3,065)	—	(3,065)
Expenditures relating to FCC licenses	—	—	(19)	—	(19)
Proceeds from sales and maturities of short-term investments	—	5,582	—	—	5,582
Purchases of short-term investments	—	(1,748)	—	—	(1,748)
Change in amounts due from/due to consolidated affiliates	—	1,628	—	(1,628)	—
Proceeds from sales of assets and FCC licenses	—	—	218	—	218
Proceeds from deferred purchase price from sale of receivables	—	—	640	—	640
Other, net	—	2	(4)	—	(2)
Net cash provided by (used in) investing activities	—	5,464	(4,073)	(1,628)	(237)
Cash flows from financing activities:
Proceeds from debt and financings	—	—	1,860	—	1,860
Repayments of debt, financing and capital lease obligations	—	(2,520)	(1,741)	—	(4,261)
Debt financing costs	—	(9)	—	—	(9)
Call premiums paid on debt redemptions	—	(129)	—	—	(129)
Proceeds from issuance of common stock, net	—	1	—	—	1
Change in amounts due from/due to consolidated affiliates	—	—	(1,628)	1,628	—
Other, net	—	—	(22)	—	(22)
Net cash (used in) provided by financing activities	—	(2,657)	(1,531)	1,628	(2,560)
Net increase in cash, cash equivalents and restricted cash	—	1,858	71	—	1,929
Cash, cash equivalents and restricted cash, beginning of period	—	2,461	481	—	2,942
Cash, cash equivalents and restricted cash, end of period	$—	$4,319	$552	$—	$4,871

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16.	Additional Financial Information
Cash, Cash Equivalents and Restricted Cash
The following provides the classifications of cash, cash equivalents and restricted cash in the consolidated balance sheets:

	September 30, 2018	March 31, 2018
	(in millions)
Cash and cash equivalents	$5,726	$6,610
Restricted cash in Prepaid expenses and other current assets	1	—
Restricted cash in Other assets (1)	46	49
Cash, cash equivalents and restricted cash	$5,773	$6,659
_________________

(1)	Restricted cash in Other assets is required as part of our spectrum financing transactions.
Accounts Payable
Accounts payable at September 30, 2018 and March 31, 2018 include liabilities in the amounts of $77 million and $66 million, respectively, for payments issued in excess of associated bank balances but not yet presented for collection.

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
Business Combination Agreement
On April 29, 2018, we announced that we entered into a Business Combination Agreement with T-Mobile US (T-Mobile) to merge in an all-stock transaction for a fixed exchange ratio of 0.10256 of T-Mobile shares for each Sprint share, or the equivalent of 9.75 Sprint shares for each T-Mobile share. Immediately following the transactions, Deutsche Telekom AG and SoftBank Group Corp. are expected to hold approximately 42% and 27% of fully-diluted shares of the combined company, respectively, with the remaining 31% of the fully-diluted shares of the combined company held by public stockholders. The Board will consist of 14 directors, of which nine will be nominated by Deutsche Telekom AG, four will be nominated by SoftBank Group Corp, and the final director will be the CEO of the combined company. The combined company will be named T-Mobile. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close in the first half of calendar year 2019. Sprint and T-Mobile completed the Hart-Scott-Rodino filing with the Department of Justice on May 24, 2018. On June 18, 2018, the parties filed with the FCC the merger applications, including the Public Interest Statement. On July 18, 2018, the FCC accepted the applications for filing and established a public comment period for the transaction. The formal comment period concluded on October 31, 2018.
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
Network
We continue to increase coverage and capacity by densifying and evolving our existing network toward 5G. Densification, which includes increasing the number of small cells and antennas, is intended to enhance coverage and capacity across the network. We are also deploying new technologies, such as Massive MIMO and carrier aggregation, which allows us to move more data at faster speeds over the same spectrum and migrate customers to an all data service. Additionally, our introduction of tri-band devices, including those with 5G capabilities, allows us to manage and operate our network more efficiently and at a lower cost. We have continued to see positive results from these infrastructure upgrades in key U.S. markets. While Sprint will build 5G in a number of cities throughout the country, its current 5G build plans will result in coverage that is limited to major cities and the surrounding areas rather than coverage that blankets the entire geography of the United States. Sprint’s ability to expand this 5G network build plan may be limited by its financial resources, lack of scale and profitability. Moreover, Sprint plans to offer a “mobile” 5G network and customer experience, meaning that its focus will be on creating a 5G ecosystem for smartphones and mobile devices rather than stationary devices.
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
Overall, our densification and introduction of 5G technologies are expected to continue to enhance the customer experience by adding data capacity, increasing the wireless data speeds available to our customers, and improving network performance for both voice and data services. While circumstances may change in the future, we believe that our substantial spectrum holdings are sufficient to allow us to continue to provide consistent network reliability, capacity, and speed. As part of the evolution of our existing network toward 5G, we plan to modify our existing backhaul architecture to enable increased capacity to our network at a lower cost by either negotiating lower vendor pricing for existing Ethernet technology or replacing Ethernet with fiber. We expect to incur termination costs associated with Ethernet contractual commitments with third party vendors ranging between approximately $175 million to $225 million, of which the majority are expected to be incurred by December 31, 2020.
Sprint has plans to launch 5G service beginning in 2019 in nine major cities, becoming one of the first to offer 5G. Once 5G equipment is in place, customers in those cities will have access to Sprint's 5G network if they are in range of a cell site that has been equipped with a 5G radio supported by available 2.5 GHz spectrum and have a 5G-capable device. As more and more sites are 5G-enabled, customers will be able to have an increasing percentage of their mobile experiences on 5G rather than on LTE or 3G.
If the merger with T-Mobile is not completed, it is expected that Sprint will not be able to deploy a nationwide 5G network on the same scale and on the same timeline as the combined company. For example, Sprint’s standalone 5G network would be geographically limited due to both Sprint’s limited current network footprint on which to build 5G sites and the cost of utilizing 2.5 GHz spectrum for 5G.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The following table provides an overview of the consolidated results of operations.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Wireless segment earnings	$3,276	$2,764	$6,594	$5,630
Wireline segment loss	(20)	(29)	(62)	(40)
Corporate, other and eliminations	—	(6)	4	(8)
Consolidated segment earnings	3,256	2,729	6,536	5,582
Depreciation - network and other	(1,021)	(997)	(2,044)	(1,974)
Depreciation - equipment rentals	(1,181)	(888)	(2,317)	(1,742)
Amortization	(159)	(209)	(330)	(432)
Other, net	(117)	(34)	(252)	330
Operating income	778	601	1,593	1,764
Interest expense	(633)	(595)	(1,270)	(1,208)
Other income (expense), net	79	44	121	(8)
Income tax expense	(17)	(98)	(64)	(390)
Net income (loss)	$207	$(48)	$380	$158
Depreciation Expense - Network and Other
Depreciation expense - network and other increased $24 million, or 2%, and $70 million, or 4%, for the three and six-month periods ended September 30, 2018, respectively, compared to the same periods in 2017, primarily due to increased depreciation on new asset additions, partially offset by decreases associated with fully depreciated or retired assets.
Depreciation Expense - Equipment Rentals
Depreciation expense - equipment rentals increased $293 million, or 33%, and $575 million, or 33%, for the three and six-month periods ended September 30, 2018, respectively, compared to the same periods in 2017, primarily due to increased depreciation on new leased devices as a result of the continued growth of the device leasing program. This increase was partially offset by decreased depreciation for fully depreciated or retired leased devices combined with favorable changes to residual values.
Amortization Expense
Amortization expense decreased $50 million, or 24%, and $102 million, or 24%, for the three and six-month periods ended September 30, 2018, respectively, compared to the same periods in 2017, primarily due to customer relationship intangible assets that are amortized using the sum-of-the-months'-digits method, which results in higher amortization rates in early periods that decline over time.
Other, net
The following table provides additional information regarding items included in "Other, net" for the three and six-month periods ended September 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Severance and exit costs	$(25)	$—	$(33)	$—
Litigation and other contingencies	—	—	—	55
Loss on disposal of property, plant and equipment, net	(68)	—	(68)	(175)
Contract terminations	—	—	(34)	5
Gains from asset dispositions and exchanges	—	—	—	479
Merger costs	(56)	—	(149)	—
Hurricane-related reimbursements (costs)	32	(34)	32	(34)
Total	$(117)	$(34)	$(252)	$330

Other, net represented an expense of $117 million and $252 million for the three and six-month periods ended September 30, 2018, respectively. During the three and six-month periods ended September 30, 2018, we recognized severance and exit costs of $25 million and $33 million, respectively, primarily due to reductions in work force, access termination charges and lease exit costs. During the three-month period ended September 30, 2018, we recorded a $68 million loss on disposal of property, plant and equipment primarily related to cell site construction costs and other network costs that are no longer recoverable as a result of changes in our network plans. During the three-month period ended June 30, 2018, we recognized $34 million associated with the purchase of certain leased spectrum assets, which upon termination of the related spectrum leases resulted in the accelerated recognition of the unamortized favorable lease balances. In addition, during the three and six-month periods ended September 30, 2018, we incurred merger-related costs of $56 million and $149 million, respectively, which were recorded as selling, general and administrative expenses in the consolidated statements of comprehensive income (loss). We also recorded $32 million of hurricane-related reimbursements during the three-month period ended September 30, 2018, which were recorded as revenue in net operating revenues, cost of services, selling, general and administrative expenses, and other, net in the consolidated statements of comprehensive income (loss).
Other, net represented an expense of $34 million and a benefit of $330 million for the three and six-month periods ended September 30, 2017, respectively. We incurred hurricane-related costs of $34 million during the three-month period ended September 30, 2017, which were recorded as contra-revenue, cost of services, selling, general and administrative expenses, and loss on disposal of property, plant and equipment in the consolidated statements of comprehensive income (loss). During the six-month period ended September 30, 2017, we recorded a $479 million non-cash gain as a result of spectrum license exchanges with other carriers, a $55 million reduction of an accrual related to favorable developments in pending legal proceeding, and a $5 million benefit in contract terminations. In addition, during the three-month period ended June 30, 2017, we recorded a $175 million net loss on disposal of property, plant and equipment, which consisted of a $181 million loss related to cell site construction costs that are no longer recoverable as a result of changes in our network plans, slightly offset by a $6 million gain.
Interest Expense
Interest expense increased $38 million, or 6%, and $62 million, or 5%, for the three and six-month periods ended September 30, 2018, respectively, compared to the same periods in 2017. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $40.0 billion and $40.2 billion was 6.5% for both the three and six-month periods ended September 30, 2018, respectively. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $38.8 billion and $39.4 billion was 6.2% for both the three and six-month periods ended September 30, 2017, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.
Other income (expense), net
Other income (expense), net was income of $79 million and $121 million for the three and six-month periods ended September 30, 2018, respectively. Interest income during the three and six-month periods ended September 30, 2018 was $47 million and $90 million, respectively. In addition, during the three and six-month periods ended September 30, 2018 we recognized other income of $24 million as a result of a tax-related legal settlement.
Other income (expense), net was income of $44 million and expense of $8 million for the three and six-month periods ended September 30, 2017, respectively. Income for the three-month period ended September 30, 2017 was primarily related to $33 million of interest income. The expense in the six-month period ended September 30, 2017 included $65 million of loss on early extinguishment of debt related to the retirement of portions of the Sprint Communications 8.375% Notes due 2017 and 9.000% Guaranteed Notes due 2018, partially offset by $52 million of interest income.
Income Taxes
The U.S. federal statutory tax rates for the three and six-month periods ended September 30, 2018 and 2017 were 21% and 35%, respectively. The Tax Cuts and Jobs Act (the Tax Act) enacted in December 2017, reduced the corporate income tax rate effective January 1, 2018.
Income tax expense of $17 million and $64 million for the three and six-month periods ended September 30, 2018, respectively, represented a consolidated effective tax rate of 7% and 14%, respectively. During the three-month period ended September 30, 2018, we recognized a $35 million tax benefit for the impact of state law changes enacted during the period. The tax benefit was driven by changes to the carrying value of our deferred tax assets and liabilities on temporary differences. During the six-month period ended September 30, 2018, we recognized a $59 million tax benefit for the impact of state law changes enacted during the period, partially offset by a $13 million tax expense attributable to organizational restructuring.

These adjustments were primarily driven by the change in carrying value of our deferred tax assets and liabilities on temporary differences.
Income tax expense of $98 million and $390 million for the three and six-month periods ended September 30, 2017, respectively, represented consolidated effective tax rates of 196% and 71%, respectively. Income tax expense for the three-month period ended September 30, 2017 was primarily attributable to taxable temporary differences from the tax amortization of FCC licenses and tax expense recorded from changes in state income tax laws enacted during the period. Income tax expense for the six-month period ended September 30, 2017 was primarily attributable to taxable temporary differences from the tax amortization of FCC licenses and tax expense on pre-tax gains from spectrum license exchanges during the period. We also increased our deferred state income tax liability by $65 million for changes in business activities causing us to become subject to income tax in additional tax jurisdictions. This resulted in a change in the measurement of the carrying value of our deferred tax liability on temporary differences, primarily FCC licenses.
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
As shown by the table above under "Consolidated Results of Operations," Wireless segment earnings represented almost all of our total consolidated segment earnings for the three and six-month periods ended September 30, 2018 and 2017. Within the Wireless segment, postpaid wireless services represent the most significant contributor to earnings, and is driven by the number of postpaid subscribers utilizing our services, as well as average revenue per user (ARPU). The wireless industry is subject to competition to retain and acquire subscribers of wireless services. All markets in which we operate have high rates of penetration for wireless services.
Device Financing Programs
We offer a leasing program whereby qualified subscribers can lease a device for a contractual period of time, and an installment billing program that allows subscribers to purchase a device by paying monthly installments, generally over 24 months. In July 2017, we introduced the Sprint Flex program, which gives customers the opportunity to enjoy their phone before deciding what option (upgrade, continue leasing, return, or buy) works best for their lifestyle. Depending on device type, certain leases carry an option to upgrade to a new device annually prior to expiration of the lease. At the end of the lease term, the subscriber has the option to return the device, continue leasing the device, or purchase the device.
As of September 30, 2018, substantially all of our device leases were classified as operating leases and predominantly all of our subscribers choose the leasing option under the Sprint Flex program. As a result, the leased devices are classified as property, plant and equipment when made available to subscribers through Sprint's direct channels. For leases in the indirect channel, we purchase the devices at lease inception from the dealer, which are then capitalized to property, plant and equipment. Lease revenue is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value, generally over the lease term. As these devices are classified as property, plant and equipment, the cost of the device is not recorded as cost of equipment sales compared to when sold under the installment billing or the traditional subsidy program, which results in a significant positive impact to Wireless segment earnings. Depreciation expense incurred on leased devices for the three and six-month periods ended September 30, 2018 and 2017, was $1.2 billion, $2.3 billion, $888 million and $1.7 billion, respectively. If the mix of leased devices within our subscriber base continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase.

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
We began to experience net losses of postpaid handset subscribers in mid-2013. Since the release of our price plans associated with device financing options, results have shown improvement in trends of handset subscribers starting with the quarter ended September 30, 2015; however, there can be no assurance that this trend will continue. We have taken initiatives to provide the best value in wireless service while continuing to enhance our network performance, coverage and capacity in order to attract and retain valuable handset subscribers. In addition, we continue to evaluate our cost model to operationalize a more effective cost structure.
The following table provides an overview of the results of operations of our Wireless segment.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Wireless Segment Earnings	2018	2017	2018	2017
	(in millions)
Postpaid (1)	$4,252	$4,371	$8,440	$8,837
Prepaid (1)	954	994	1,936	1,993
Retail service revenues	5,206	5,365	10,376	10,830
Wholesale, affiliate and other	289	296	579	555
Total service revenue	5,495	5,661	10,955	11,385
Equipment sales	1,418	994	2,591	2,181
Equipment rentals	1,253	966	2,465	1,865
Total net operating revenues	8,166	7,621	16,011	15,431
Cost of services (exclusive of depreciation and amortization)	(1,472)	(1,407)	(2,901)	(2,819)
Cost of equipment sales	(1,517)	(1,404)	(2,787)	(2,949)
Cost of equipment rentals (exclusive of depreciation)	(151)	(112)	(275)	(224)
Selling, general and administrative expense	(1,750)	(1,934)	(3,454)	(3,809)
Total net operating expenses	(4,890)	(4,857)	(9,417)	(9,801)
Wireless segment earnings	$3,276	$2,764	$6,594	$5,630
_______________

(1)
Postpaid service revenue in the three and six-month periods ended September 30, 2018 excludes $3 million of hurricane-related revenue reimbursements. Postpaid service revenue and prepaid service revenue excludes $8 million and $4 million, respectively, of hurricane-related contra-revenue in the three and six-month periods ended September 30, 2017.

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
Retail service revenue decreased $159 million, or 3%, and $454 million, or 4% for the three and six-month periods ended September 30, 2018, respectively, compared to the same periods in 2017. The decrease was primarily due to lower average revenue per postpaid subscriber driven by an increase in subscribers on lower price plans and promotional activities, combined with a lower amount of revenue allocated to service revenue following the adoption of Topic 606. The decrease was partially offset by an increase in average postpaid and prepaid subscribers.
Wholesale, affiliate and other revenues decreased $7 million, or 2%, and increased $24 million, or 4% for the three and six-month periods ended September 30, 2018, respectively, compared to the same periods in 2017. The decrease in the three-month period was primarily due to a decrease in imputed interest associated with installment billing on devices, partially offset by an increase in lifeline subscribers and fees earned under an accessories arrangement with Brightstar, which commenced during the quarter ending September 30, 2017. The increase in the six-month period was primarily due to the fees earned under an accessories arrangement with Brightstar and the increase in lifeline subscribers, partially offset by a decrease in imputed interest associated with installment billing on devices. Approximately 82% of our total wholesale and affiliate subscribers represent connected devices. These devices generate revenue which varies based on usage.
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(subscribers in thousands)
Average postpaid subscribers	32,242	31,618	32,146	31,545
Average prepaid subscribers	8,984	8,719	9,006	8,714
Average retail subscribers	41,226	40,337	41,152	40,259
The table below summarizes ARPU. Additional information about ARPU for each quarter since the quarter ended June 30, 2017 may be found in the tables on the following pages.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
ARPU(1):
Postpaid	$43.99	$46.00	$43.77	$46.65
Prepaid	$35.40	$37.83	$35.83	$38.04
Average retail	$42.09	$44.24	$42.02	$44.79
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

Postpaid ARPU for the three and six-month periods ended September 30, 2018 decreased compared to the same periods in 2017 primarily due to lower service revenue resulting from subscriber migrations to lower price plans, increased promotional activities and lower revenue allocated to service revenue following the adoption of Topic 606. Prepaid ARPU decreased for the three and six-month periods ended September 30, 2018 compared to the same periods in 2017 primarily due to the lower service revenue resulting from promotional activities and lower revenue allocated to service revenue following the adoption of Topic 606. (See "Subscriber Results" below for more information.)
The following table shows (a) net additions (losses) of wireless subscribers, (b) our total subscribers, and (c) end of period connected device subscribers as of the end of each quarterly period beginning with the quarter ended June 30, 2017.

	June 30, 2017	Sept 30, 2017	Dec 31, 2017	March 31, 2018	June 30, 2018	Sept 30, 2018
Net additions (losses) (in thousands)(1)
Postpaid	(39)	168	256	39	123	109
Prepaid	35	95	63	170	3	(14)
Wholesale and affiliates	65	115	66	(165)	(69)	(115)
Total Wireless	61	378	385	44	57	(20)

End of period subscribers (in thousands)(1)
Postpaid(2)(4)(5)(6)	31,518	31,686	31,942	32,119	32,187	32,296
Prepaid(2)(3)(4)(7)(8)	8,719	8,765	8,997	8,989	9,033	9,019
Wholesale and affiliates(3)(4)(5)(9)(10)	13,461	13,576	13,642	13,517	13,347	13,232
Total Wireless	53,698	54,027	54,581	54,625	54,567	54,547

Supplemental data - connected devices
End of period subscribers (in thousands)(5)
Retail postpaid	2,091	2,158	2,259	2,335	2,429	2,585
Wholesale and affiliates	11,100	11,221	11,272	11,162	10,963	10,838
Total	13,191	13,379	13,531	13,497	13,392	13,423
_______________________

(1)
A subscriber is defined as an individual line of service associated with each device activated by a customer. Subscribers that transfer from their original service category classification to another service category are reflected as a net loss to the original service category and a net addition to their new service category. There is no net effect for such subscriber changes to the total wireless net additions (losses) or end of period subscribers.

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

(9)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these subscribers access to our network through our MVNO relationships, approximately 2,340,000 subscribers at September 30, 2018 through these MVNO relationships have been inactive for at least six months, with no associated revenue during the six-month period ended September 30, 2018.

(10)	On April 1, 2018, 115,000 wholesale subscribers were removed from the subscriber base with no impact to revenue.

The following table shows our average rates of monthly postpaid and prepaid subscriber churn as of the end of each quarterly period beginning with the quarter ended June 30, 2017.

	June 30, 2017(2)	Sept 30, 2017	Dec 31, 2017	March 31, 2018	June 30, 2018	Sept 30, 2018
Monthly subscriber churn rate(1)
Postpaid	1.65%	1.72%	1.80%	1.78%	1.63%	1.78%
Prepaid	4.57%	4.83%	4.63%	4.30%	4.17%	4.74%
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

The following table shows our postpaid and prepaid ARPU as of the end of each quarterly period beginning with the quarter ended June 30, 2017.

	June 30, 2017	Sept 30, 2017	Dec 31, 2017	March 31, 2018	June 30, 2018	Sept 30, 2018
ARPU
Postpaid	$47.30	$46.00	$45.13	$44.40	$43.55	$43.99
Prepaid	$38.24	$37.83	$37.46	$37.15	$36.27	$35.40
Subscriber Results
Retail Postpaid — During the three-month period ended September 30, 2018, net postpaid subscriber additions were 109,000 compared to 168,000 in the same period in 2017. The net additions in the current quarter were primarily driven by net subscriber additions of other data devices and non-Sprint branded retail postpaid phones. The Company's non-Sprint branded postpaid offering allows prepaid customers to purchase a device under our installment billing program. This program provides prepaid customers with access to this offer under their respective brands. Qualified customers on this non-Sprint branded postpaid offering receive an extension of credit to purchase their device. The subscriber will remain classified as postpaid at the conclusion of their installment billing payments. During the quarter ended September 30, 2018, net subscriber additions under the non-Sprint branded postpaid plan offering were 81,000 and are included in total retail postpaid subscribers above.
Retail Prepaid — During the three-month period ended September 30, 2018, we lost 14,000 net prepaid subscribers compared to adding 95,000 in the same period in 2017. The net losses in the quarter were primarily due to losses in the Virgin Mobile prepaid brand primarily due to continued competitive pressures in the market, partially offset by subscriber growth in the Boost Mobile prepaid brand.
Wholesale and Affiliate Subscribers — Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Of the 13.2 million subscribers included in wholesale and affiliates, approximately 82% represent connected devices. Wholesale and affiliate subscriber net losses were 115,000 during the three-month period ended September 30, 2018 compared to net additions of 115,000 during the same period in 2017, inclusive of net losses of connected devices totaling 125,000 and net additions totaling 121,000, respectively. The net losses in the three-month period ended September 30, 2018 were primarily attributable to a decline in connected devices, slightly offset by an increase in subscribers through our prepaid resellers.
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

•	long distance costs paid to other carriers, and the Wireline segment through fiscal year 2017;

•	costs to service and repair devices;

•	regulatory fees;

•	roaming fees paid to other carriers; and

•	fixed and variable costs relating to payments to third parties for the subscriber use of their proprietary data applications, such as messaging, music and cloud services and connected vehicle fees.
Cost of services increased $65 million, or 5%, and $82 million, or 3%, for the three and six-month periods ended September 30, 2018, respectively, compared to the same periods in 2017, primarily due to higher network costs including rent and backhaul. This increase was partially offset by a decrease in long distance due to the migration off of the Wireline network, and lower service and repair costs.
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
Equipment sales increased $424 million, or 43%, and $410 million, or 19%, for the three and six-month periods ended September 30, 2018, respectively, compared to the same periods in 2017. The increase in equipment sales for the three and six-month periods ended September 30, 2018 was primarily due to a higher amount of revenue allocated to equipment sales following the adoption of Topic 606 and higher average sales price per postpaid and prepaid devices sold. These increases were partially offset by a decline in the number of postpaid devices sold, lower accessory revenue due to an accessories arrangement with Brightstar and a decrease in the volume of used postpaid devices sold to third parties. The fees earned under the arrangement with Brightstar are recorded as other revenue and included in wholesale, affiliate and other revenues. Cost of equipment sales increased $113 million, or 8%, and decreased $162 million, or 5%, for the three and six-month periods ended September 30, 2018, respectively, compared to the same periods in 2017. The increase in the three-month period was primarily due to a higher average cost per postpaid and prepaid devices sold. The increase was partially offset by a decrease in the volume of used devices sold to third parties, a decline in the number of postpaid devices sold combined with lower accessory costs due to an accessories arrangement with Brightstar. The decrease in the six-month period was primarily due to a decline in postpaid devices sold as a result of the higher mix of postpaid subscribers choosing to lease their devices combined with a decline in the volume of used devices sold to third parties and lower accessory costs due to an accessories arrangement with Brightstar. These decreases were partially offset by higher average cost per postpaid and prepaid devices sold.
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
Equipment rentals increased $287 million, or 30%, and $600 million, or 32%, for the three and six-month periods ended September 30, 2018, respectively, compared to the same periods in 2017, primarily due to higher revenue from the leasing program as more subscribers are choosing to lease their device. In addition, the increase in equipment rentals also benefited from a pricing change due to a shorter lease term under the Sprint Flex Program and the mix of devices leased. Cost of equipment rentals increased $39 million, or 35%, and $51 million, or 23%, for the three and six-month periods ended September 30, 2018, respectively, compared to the same periods in 2017, primarily due to an increase in loss on disposal of property, plant and equipment, net of recoveries associated with non-returned leased devices.
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
Sales and marketing expense decreased $152 million, or 12%, and $292 million, or 12%, for the three and six-month periods ended September 30, 2018, respectively, compared to the same periods in 2017, primarily due to lower commission costs as a result of the adoption of Topic 606 combined with lower marketing costs.
General and administrative costs decreased $32 million, or 5%, and $63 million, or 5%, for the three and six-month periods ended September 30, 2018, respectively, compared to the same periods in 2017, primarily due to a decrease in other general and administrative costs, partially offset by an increase in customer care costs.
Bad debt expense increased $11 million, or 11%, for the three-month period ended September 30, 2018 and decreased $33 million, or 17%, for the six-month period ended September 30, 2018, each as compared to the same period in 2017. The increase in the three-month period was primarily related to higher reserves associated with iconic devices launched in September 2018. The decrease in the six-month period was primarily related to lower installment billing reserves due to fewer subscribers entering into installment notes. We reassess our allowance for doubtful accounts quarterly.

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
The following table provides an overview of the results of operations of our Wireline segment.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Wireline Segment Earnings	2018	2017	2018	2017
	(in millions)
Total net service revenues	$328	$409	$666	$842
Cost of services (exclusive of depreciation)	(295)	(372)	(606)	(759)
Selling, general and administrative expense	(53)	(66)	(122)	(123)
Total net operating expenses	(348)	(438)	(728)	(882)
Wireline segment loss	$(20)	$(29)	$(62)	$(40)
Service Revenue
Service revenues for the three and six-month periods ended September 30, 2018 decreased $81 million, or 20%, and $176 million, or 21%, respectively, compared to the same periods in 2017. The decrease was driven by lower voice volumes as the Company has discontinued standalone voice services combined with fewer customers using IP-based data services.
Costs of Services
Costs of services include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of customer premise equipment. Costs of services decreased $77 million, or 21%, and $153 million, or 20%, in the three and six-month periods ended September 30, 2018, respectively, compared to the same periods in 2017. The decrease was primarily due to lower access expense as the result of savings initiatives and discontinuing standalone voice services.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $13 million, or 20%, and $1 million, or 1%, in the three and six-month periods ended September 30, 2018, respectively, compared to the same periods in 2017. The decrease was primarily due lower shared administrative and employee-related costs required to support the Wireline segment as a result of the decline in revenue, partially offset by higher sales expense. Total selling, general and administrative expense as a percentage of net services revenue was 16% and 18% for the three and six-month periods ended September 30, 2018, respectively, as compared to 16% and 15% for the three and six-month periods ended September 30, 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Six Months Ended
	September 30,
	2018	2017
	(in millions)
Net cash provided by operating activities	$5,357	$4,726
Net cash used in investing activities	$(6,287)	$(237)
Net cash provided by (used in) financing activities	$44	$(2,560)
On January 1, 2018, the Company adopted authoritative guidance regarding Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The Company adopted this standard with retrospective application to the consolidated statements of cash flows. The standard impacted the presentation of cash flows related to beneficial interests in securitization transactions, which is the deferred purchase price associated with our Accounts Receivable Facility (Receivables Facility), resulting in reclassifications of cash inflows from operating activities to investing activities of $640 million for the six-month period ended September 30, 2017 in our consolidated statements of cash flows.

We continue to record collections of installment billing receivables associated with the historical deferred purchase price for installment notes entered into prior to the amendment to our Receivables Facility in February 2017 as cash inflows in investing activities. The standard also impacted the presentation of cash flows related to separately identifiable cash flows and application of the predominance principal primarily related to direct channel leased devices and resulted in material reclassifications of cash outflows from operating activities to investing activities of $2.0 billion for the six-month period ended September 30, 2017 in our consolidated statements of cash flows.
Operating Activities
Net cash provided by operating activities of $5.4 billion for the six-month period ended September 30, 2018 increased $631 million from the same period in 2017. The increase was primarily due to $906 million of increased cash received from customers, of which $417 million is related to an increase in installment billing receivables collected due to an amendment to our Receivables Facility in February 2017. All cash collected on the underlying receivables generated after the amendment is reflected in operating activities as described below in Accounts Receivable Facility. The increased cash received from customers was partially offset by increased vendor- and labor-related payments of $308 million.
Investing Activities
Net cash used in investing activities for the six-month period ended September 30, 2018 increased by $6.1 billion compared to the same period in 2017, primarily due to increased net purchases of short-term investments of $4.7 billion, increased network and other capital expenditures of $555 million and increased leased device purchases of $459 million. In addition, we had a decrease of $417 million due to an amendment to our Receivables Facility in February 2017. All cash collected on the underlying receivables generated after the amendment is reflected in operating activities as described below in Accounts Receivable Facility.
Financing Activities
Net cash provided by financing activities of $44 million for the six-month period ended September 30, 2018 was primarily due to Receivables Facility borrowings of $2.9 billion and proceeds from issuance of common stock, net of $276 million primarily related to SoftBank exercising its warrant in full to purchase 55 million shares of Sprint common stock in July 2018. These proceeds were partially offset by principal repayments of $2.3 billion, $438 million and $94 million for the Receivables Facility, the 2016 Spectrum Transaction and the secured equipment credit facilities, respectively. Additionally, we paid $248 million in debt financing costs primarily due to fees related to the consent solicitations as a result of the Business Combination Agreement with T-Mobile.
Net cash used in financing activities of $2.6 billion for the six-month period ended September 30, 2017, which was primarily due to the retirement of $1.3 billion principal amount of outstanding Sprint Communications 8.375% Notes due 2017 and $1.2 billion principal amount of outstanding Sprint Communications 9.000% Guaranteed Notes due 2018. We also paid $129 million of call redemption premiums and tender expenses associated with the early retirement of the Sprint Communications debt. In addition, we repaid $296 million, $121 million, $1.1 billion and $117 million for the Handset Sale-Leaseback Tranche 2, secured equipment credit facilities, Receivables Facility, network equipment sale-leaseback transactions, respectively. These repayments were partially offset by Receivables Facility borrowings of $1.6 billion and secured equipment credit facilities draws of $242 million.
Working Capital
We had working capital of $1.5 billion and $3.5 billion as of September 30, 2018 and March 31, 2018, respectively. The change in working capital was primarily due to increases in the current portion of long-term debt, financing and capital lease obligations of $1.9 billion related to $1.7 billion aggregate principal amount of Sprint Capital Corporation 6.90% Notes due 2019 and $200 million aggregate principal amount of Sprint Communications 9.25% debentures due 2022. The defeasance of the Sprint Communications 9.25% debentures will be effective in December 2018. The remaining balance was due to changes to other working capital items.
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

Accounts Receivable Facility
Our Receivables Facility provides us the opportunity to sell certain wireless service receivables, installment receivables, and future amounts due from customers who lease certain devices from us to unaffiliated third parties (the Purchasers). The maximum funding limit under the Receivables Facility is $4.5 billion. In February 2017, the Receivables Facility was amended and Sprint regained effective control over the receivables transferred to the Purchasers by obtaining the right, under certain circumstances, to repurchase them. Subsequent to the February 2017 amendment, all proceeds received from the Purchasers in exchange for the transfer of our wireless service and installment receivables are recorded as borrowings. Repayments and borrowings under the Receivables Facility are reported as financing activities in the consolidated statements of cash flows. All cash collected on repurchased receivables continues to be recognized in investing activities in the consolidated statements of cash flows. In October 2017, the Receivables Facility was amended to, among other things, extend the maturity date to November 2019. In June 2018, the Receivables Facility was further amended to, among other things, extend the maturity date to June 2020, increase the maximum funding limit by $200 million, reduce financing costs and add month-to-month lease receivables as eligible receivables for leases that extend past their original lease term. While we have the right to decide how much cash to receive from each sale, the maximum amount of cash available to us varies based on a number of factors and, as of September 30, 2018, represents approximately 50% of the total amount of the eligible receivables sold to the Purchasers. As of September 30, 2018, the total amount of borrowings under our Receivables Facility was $3.0 billion and the total amount available to be drawn was $454 million. However, subsequent to September 30, 2018, Sprint repaid $700 million under the Receivables Facility reducing amounts outstanding to $2.3 billion. During the six-month period ended September 30, 2018, we borrowed $2.9 billion and repaid $2.3 billion to the Purchasers, which were reflected as financing activities in the consolidated statements of cash flows. Sprint contributes certain wireless service, installment and future lease receivables, as well as the associated leased devices, to Sprint's wholly-owned consolidated bankruptcy-remote special purpose entities (SPEs). At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, installment and future lease receivables to Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life. As of September 30, 2018, wireless service, installment and lease receivables contributed to the SPEs and included in "Accounts and notes receivable, net" in the consolidated balance sheets were $2.6 billion and the long-term portion of installment receivables included in "Other assets" in the consolidated balance sheets was $140 million. As of September 30, 2018, the net book value of devices contributed to the SPEs was $6.2 billion.
Spectrum Financing
In October 2016 certain subsidiaries of Sprint Communications, which were not "Restricted Subsidiaries" under Sprint Communications' and Sprint Capital Corporation's indentures, transferred certain directly held and third-party leased spectrum licenses (collectively, Spectrum Portfolio) to wholly-owned bankruptcy-remote special purpose entities (collectively, Spectrum Financing SPEs). The Spectrum Portfolio, which represented approximately 14% of Sprint's total spectrum holdings on a MHz-pops basis, was used as collateral to raise an initial $3.5 billion in senior secured notes (2016 Spectrum-Backed Notes) bearing interest at 3.36% per annum under a $7.0 billion securitization program. The 2016 Spectrum-Backed Notes are repayable over a five-year term, with interest-only payments over the first four quarters and amortizing quarterly principal payments thereafter commencing December 2017 through September 2021. During the six-month period ended September 30, 2018, we made scheduled principal repayments of $438 million, resulting in a total principal amount outstanding related to the 2016 Spectrum-Backed Notes of $2.6 billion as of September 30, 2018, of which $875 million was classified as "Current portion of long-term debt, financing and capital lease obligations" in the consolidated balance sheets.
In March 2018, we amended the transaction documents governing the securitization program to allow for the issuance of more than $7.0 billion of notes outstanding pursuant to the securitization program subject to certain conditions, which, among other things, may require the contribution of additional spectrum. Also in March 2018, we issued approximately $3.9 billion in aggregate principal amount of senior secured notes under the existing $7.0 billion securitization program, consisting of two series of senior secured notes. The first series of notes totaled $2.1 billion in aggregate principal amount, bears interest at 4.738% per annum, have quarterly interest-only payments until June 2021, and amortizing quarterly principal amounts thereafter commencing in June 2021 through March 2025. The second series of notes totaled approximately $1.8 billion in aggregate principal amount, bears interest at 5.152% per annum, have quarterly interest-only payments until June 2023, and amortizing quarterly principal amounts thereafter commencing in June 2023 through March 2028. The Spectrum Portfolio, which also serves as collateral for the 2016 Spectrum-Backed Notes, remains substantially identical to the original portfolio from October 2016.

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
PRWireless Term Loan
During the three-month period ended December 31, 2017, Sprint and PRWireless PR, Inc. completed a transaction to combine their operations in Puerto Rico and the U.S. Virgin Islands into a new entity. Prior to the formation of the new entity, PRWireless PR, Inc. had incurred debt under a secured term loan, which became debt of the new entity upon the transaction close. The term loan bears interest at 5.25% plus LIBOR and expires in June 2020. Any amounts repaid early may not be drawn again. During the six-month period ended September 30, 2018, the joint venture made principal repayments totaling $1 million, resulting in a total principal amount outstanding of $181 million as of September 30, 2018, with an additional $20 million remaining available. Sprint has provided an unsecured guarantee of repayment of the secured term loan obligations. The secured portion of the facility is limited to assets of the new entity as the borrower.
Export Development Canada (EDC) Agreement
As of September 30, 2018, the EDC agreement provided for security and covenant terms similar to our secured term loan and revolving bank credit facility. However, under the terms of the EDC agreement, repayments of outstanding amounts cannot be redrawn. As of September 30, 2018, the total principal amount of our borrowings under the EDC facility was $300 million.
Secured Equipment Credit Facilities
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provided for the ability to borrow up to $800 million to finance network equipment-related purchases from Nokia Solutions and Networks US LLC, USA. The facility's availability for borrowing expired in October 2017. Such borrowings were contingent upon the amount and timing of network equipment-related purchases made by Sprint. During the six-month period ended September 30, 2018, we made principal repayments totaling $41 million on the facility, resulting in a total principal amount of $133 million outstanding as of September 30, 2018.

K-sure
The K-sure secured equipment credit facility provides for the ability to borrow up to $750 million to finance network equipment-related purchases from Samsung Telecommunications America, LLC. The facility can be divided into three consecutive tranches of varying size. In October 2018, we amended the secured equipment credit facility to extend the borrowing availability through September 2019. Such borrowings are contingent upon the amount and timing of network equipment-related purchases made by Sprint. During the six-month period ended September 30, 2018, we drew $27 million and made principal repayments totaling $33 million on the facility, resulting in a total principal amount of $188 million outstanding as of September 30, 2018.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provided for the ability to borrow up to $250 million to finance network equipment-related purchases from Alcatel-Lucent USA Inc. In September 2017, we amended the secured equipment credit facility to restore previously expired commitments of $150 million. During the six-month period ended September 30, 2018, we made principal repayments totaling $20 million on the facility, resulting in a total principal amount of $139 million outstanding as of September 30, 2018.
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
As of September 30, 2018, our Leverage Ratio, as defined by our secured revolving bank credit facility was 3.3 to 1.0. Because our Leverage Ratio exceeded 2.5 to 1.0 at period end, we were restricted from paying cash dividends.
Liquidity and Capital Resources
As of September 30, 2018, our liquidity, including cash and cash equivalents, short-term investments, available borrowing capacity under our secured revolving bank credit facility and availability under our Receivables Facility was $11.2 billion. Our cash and cash equivalents and short-term investments totaled $8.9 billion as of September 30, 2018 compared to $9.0 billion as of March 31, 2018. As of September 30, 2018, we had availability of $1.9 billion under the secured revolving bank credit facility. Amounts available under our Receivables Facility as of September 30, 2018 totaled $454 million.
In addition, as of September 30, 2018, we had available borrowing capacity of $400 million under our K-sure secured equipment credit facility. However, utilization of this facility is dependent upon the amount and timing of network equipment-related purchases from the applicable supplier as well as the period of time remaining to complete any further borrowings available under each facility. In October 2018, we borrowed $110 million against the cash surrender value of corporate owned life insurance policies.
As of September 30, 2018, we offered two device financing programs that allow subscribers to forgo traditional service contracts and pay less upfront for devices in exchange for lower monthly service fees, early upgrade options, or both. While a majority of the revenue associated with the installment sales program is recognized at the time of sale along with the related cost of equipment sales, lease revenue associated with our leasing program is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value generally over the lease term, which creates a positive impact to Wireless segment earnings. If the mix of leased devices continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase. The leasing and installment billing programs will continue to require a greater use of cash flows in the earlier part of the contracts as the subscriber will generally pay less upfront than through our traditional subsidy program because they are financing the device. The Receivables Facility was established as a mechanism to mitigate the use of cash from purchasing devices from OEMs to fulfill our leasing and installment billing programs.
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

To maintain an adequate amount of available liquidity and execute our current business plan, which includes, among other things, network deployment and maintenance, subscriber growth, data usage capacity needs and the expected achievement of a cost structure intended to improve profitability and to meet our long-term debt service requirements and other significant future contractual obligations, we will need to continue to raise additional funds from external sources. In addition, we are pursuing extended payment terms. If we are unable to obtain external funding, execute on our cost reduction initiatives, or are not successful in attracting valuable subscribers such as postpaid handset subscribers, our operations could be adversely affected, which may lead to defaults under certain of our borrowings.
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

•	cash needs related to our installment billing and device leasing programs;

•	availability under the Receivables Facility, which terminates in June 2020;

•	availability of our $2.0 billion secured revolving bank credit facility, which expires in February 2021, less outstanding letters of credit;

•	remaining availability of $400 million of our secured equipment credit facility for eligible capital expenditures, and any corresponding principal, interest, and fee payments;

•	scheduled principal payments on debt, credit facilities and financing obligations, including $24.4 billion coming due over the next five years;

•	raising additional funds from external sources;

•	the expected use of cash and cash equivalents in the near-term;

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

FUTURE CONTRACTUAL OBLIGATIONS
There have been no significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2018. Below is a graph depicting our future principal maturities of debt as of September 30, 2018.
* This table excludes (i) our $2.0 billion secured revolving bank credit facility, which will expire in 2021 and has no outstanding balance, (ii) $129 million in letters of credit outstanding under the secured revolving bank credit facility, (iii) $478 million of capital leases and other obligations, and (iv) net premiums and debt financing costs.

OFF-BALANCE SHEET FINANCING
As of September 30, 2018, we did not participate in, or secure, financings for any unconsolidated special purpose entities.

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
During the three-month period ended June 30, 2018, our stock price and our related market capitalization decreased subsequent to the announcement of the merger with T-Mobile. We also updated our long-term forecasted cash flows for the Company, including those for the Wireless reporting unit. This update considered current economic conditions and trends, estimated future operating results, our views of growth rates, anticipated future economic and regulatory conditions, future cost savings initiatives and the availability of the necessary network infrastructure, handsets and other devices. Based on these events, we determined that recoverability of the carrying amount of goodwill should be evaluated for impairment at June 30, 2018. The key inputs to the valuation model included, but were not limited to, discount rates, terminal growth rates, control premiums, market multiple data from selected guideline public companies, management’s internal forecasts which include numerous assumptions such as share of industry gross additions, churn, mix of plans, rate changes, operating and capital expenditures and EBITDA margins, among others. Changes in certain assumptions, management’s failure to execute on the current plan, or negative developments associated with the proposed merger with T-Mobile could have a significant impact to the estimated fair value of the Wireless reporting unit. We note that our fair value cushion was in excess of 10% of the carrying value of equity as of June 30, 2018. No events or change in circumstances have occurred in the current quarter that indicate the fair value of the Wireless reporting unit may be below its carrying amount at September 30, 2018.
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
In connection with the preparation of this Quarterly Report on Form 10-Q as of September 30, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of September 30, 2018 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, during the three-month period ended June 30, 2018 we completed the implementation of internal controls designed to address the impact of the new revenue recognition standard, which we adopted on a modified retrospective basis effective April 1, 2018.

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
On October 9, 2018, October 18, 2018, and October 24, 2018, three purported stockholders of Sprint commenced actions, captioned Klein v. Sprint Corporation et al., Muehlgay v. Sprint Corporation et al., and Binns Blount v. Sprint Corporation et al., in the United States District Court for the District of Delaware. The complaints name Sprint and the members of the Sprint board of directors as defendants. The complaints assert claims under Section 14(a) and Section 20(a) of the Exchange Act challenging the adequacy of the disclosures relating to the proposed merger transactions with T-Mobile made in the associated joint consent solicitation statement/prospectus. The complaints seek, among other relief, an injunction preventing the parties from consummating the merger transactions, damages in the event the merger transactions are consummated, and the award of attorneys’ fees. Sprint believes the claims asserted in the lawsuits are without merit and does not expect resolution of these matters to have a material adverse effect on our financial position or results of operations. On October 29, 2018, the plaintiff in the Binns Blount action filed a notice voluntarily dismissing their complaint without prejudice.
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us or our subsidiaries. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. During the six-month period ended September 30, 2018, there were no material developments in the status of these legal proceedings.

Item 1A.	Risk Factors
"Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended March 31, 2018 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K.
The success of our network improvements and 5G deployment will depend on the timing, extent, and cost of implementation; availability of financial resources; access to spectrum; the performance of third-parties and related parties; upgrade requirements; and the availability and reliability of the various technologies required to provide such modernization.
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
In addition, as a standalone company, we may lack the financial resources necessary to provide a robust, nationwide 5G network capable of competing effectively with current market share leaders in the wireless industry and other companies that have more recently begun providing wireless services, many of which have greater financial resources than we do. Accordingly, if the proposed merger with T-Mobile is not completed, it is expected that we will not be able to deploy a nationwide 5G network on the same scale and on the same timeline as the combined company, and therefore will continue to be limited in our ability to compete effectively in the 5G era. Further, it is expected that if the merger is not completed, we will continue to lack the network, scale and financial resources of the current market share leaders in, and other companies that have more recently begun providing, wireless services.

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
After the merger with SoftBank, SoftBank acquired control of Sprint. During the three-month period ended September 30, 2018, SoftBank, through one of its non-U.S. subsidiaries, provided roaming services in Iran through Telecommunications Services Company (MTN Irancell), which is or may be a government-controlled entity. During such period, SoftBank had no gross revenues from such services and no net profit was generated. This subsidiary also provided telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the three-month period ended September 30, 2018, SoftBank estimates that gross revenues and net profit generated by such services were both under $9,000. Sprint was not involved in, and did not receive any revenue from, any of these activities. These activities have been conducted in accordance with applicable laws and regulations, and they are not sanctionable under U.S. or Japanese law. Accordingly, with respect to Telecommunications Services Company (MTN Irancell), the relevant SoftBank subsidiary intends to continue such activities. With respect to services provided to accounts affiliated with the Embassy of Iran in Japan, the relevant SoftBank subsidiary is obligated under contract to continue such services.
In addition, during the three-month period ended September 30, 2018, SoftBank, through one of its non-U.S. indirect subsidiaries, provided office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenue and net profit generated by such services were under $3,000 and $700, respectively. Sprint was not involved in, and did not receive any revenue from any of these activities. Accordingly, the relevant SoftBank subsidiary intends to continue such activities.

Item 6.	Exhibits

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corp., Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V. and SoftBank Group. Corp.	8-K	001-04721	2.1	4/30/2018

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation	8-K	001-04721	3.1	7/11/2013

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	8/7/2013

(10) Material Contracts

10.1	Employment Offer Letter, dated July 2, 2018, by and between Andrew M. Davies and Sprint Corporation	8-K	001-04721	10.1	7/2/2018

10.2	Amended and Restated Employment Agreement, dated July 2, 2018, by and between Marcelo Claure and Sprint Corporation	8-K	001-04721	10.2	7/2/2018

10.3	Amended and Restated Employment Agreement, dated July 2, 2018, by and between Michel Combes and Sprint Corporation	8-K	001-04721	10.3	7/2/2018
10.4	Fourth Amendment to Employment Agreement, dated August 8, 2018, by and between John C. Saw and Sprint Corporation					*

(31) and (32) Officer Certifications

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
_________________

*	Filed or furnished, as required.

**
Filing excludes certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the SEC upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, for any schedules or exhibits so furnished.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINT CORPORATION (Registrant)

By:	/s/ PAUL W. SCHIEBER, JR.
Paul W. Schieber, Jr. Vice President and Controller (Principal Accounting Officer)
Date: November 7, 2018