Form 10-Q
period 2018-12-31
SPRINT Corp
filed 2019-01-31
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-Q
—————————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
COMMON SHARES OUTSTANDING AT JANUARY 30, 2019:

Sprint Corporation Common Stock	4,079,316,764

SPRINT CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2018	2018
	(in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,191	$6,610
Short-term investments	632	2,354
Accounts and notes receivable, net of allowance for doubtful accounts and deferred interest of $334 and $409, respectively	3,455	3,711
Device and accessory inventory	919	1,003
Prepaid expenses and other current assets	1,199	575
Total current assets	12,396	14,253
Property, plant and equipment, net	21,422	19,925
Costs to acquire a customer contract	1,497	—
Intangible assets
Goodwill	6,598	6,586
FCC licenses and other	41,448	41,309
Definite-lived intangible assets, net	1,915	2,465
Other assets	1,128	921
Total assets	$86,404	$85,459
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,637	$3,409
Accrued expenses and other current liabilities	3,467	3,962
Current portion of long-term debt, financing and capital lease obligations	3,596	3,429
Total current liabilities	10,700	10,800
Long-term debt, financing and capital lease obligations	36,288	37,463
Deferred tax liabilities	7,684	7,294
Other liabilities	3,403	3,483
Total liabilities	58,075	59,040
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.01 per share, 9.0 billion authorized, 4.079 billion and 4.005 billion issued, respectively	41	40
Paid-in capital	28,278	27,884
Treasury shares, at cost	(7)	—
Retained earnings (accumulated deficit)	291	(1,255)
Accumulated other comprehensive loss	(333)	(313)
Total stockholders' equity	28,270	26,356
Noncontrolling interests	59	63
Total equity	28,329	26,419
Total liabilities and equity	$86,404	$85,459
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(in millions, except per share amounts)
Net operating revenues:
Service	$5,699	$5,930	$17,201	$17,968
Equipment sales	1,589	1,262	4,180	3,443
Equipment rentals	1,313	1,047	3,778	2,912
	8,601	8,239	25,159	24,323
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	1,648	1,733	5,019	5,140
Cost of equipment sales	1,734	1,673	4,521	4,622
Cost of equipment rentals (exclusive of depreciation below)	182	123	457	347
Selling, general and administrative	2,003	2,108	5,731	6,059
Depreciation - network and other	1,088	987	3,132	2,961
Depreciation - equipment rentals	1,137	990	3,454	2,732
Amortization	145	196	475	628
Other, net	185	(298)	298	(657)
	8,122	7,512	23,087	21,832
Operating income	479	727	2,072	2,491
Other (expense) income:
Interest expense	(664)	(581)	(1,934)	(1,789)
Other income (expense), net	32	(42)	153	(50)
	(632)	(623)	(1,781)	(1,839)
(Loss) income before income taxes	(153)	104	291	652
Income tax benefit (expense)	8	7,052	(56)	6,662
Net (loss) income	(145)	7,156	235	7,314
Less: Net loss (income) attributable to noncontrolling interests	4	6	(4)	6
Net (loss) income attributable to Sprint Corporation	$(141)	$7,162	$231	$7,320

Basic net (loss) income per common share attributable to Sprint Corporation	$(0.03)	$1.79	$0.06	$1.83
Diluted net (loss) income per common share attributable to Sprint Corporation	$(0.03)	$1.76	$0.06	$1.79
Basic weighted average common shares outstanding	4,078	4,001	4,050	3,998
Diluted weighted average common shares outstanding	4,078	4,061	4,110	4,080

Other comprehensive (loss) income, net of tax:
Net unrealized holding (losses) gains on securities and other	$(2)	$7	$(9)	$25
Net unrealized holding (losses) gains on derivatives	(25)	19	(8)	12
Net unrecognized net periodic pension and other postretirement benefits	2	—	5	1
Cumulative effect of accounting change	—	—	(8)	—
Other comprehensive (loss) income	(25)	26	(20)	38
Comprehensive (loss) income	$(170)	$7,182	$215	$7,352
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,
	2018	2017
	(in millions)
Cash flows from operating activities:
Net income	$235	$7,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,061	6,321
Provision for losses on accounts receivable	278	312
Share-based and long-term incentive compensation expense	101	137
Deferred income tax expense (benefit)	25	(6,707)
Gains from asset dispositions and exchanges	—	(479)
Loss on early extinguishment of debt	—	65
Amortization of long-term debt premiums, net	(94)	(125)
Loss on disposal of property, plant and equipment	642	533
Deferred purchase price from sale of receivables	(223)	(909)
Other changes in assets and liabilities:
Accounts and notes receivable	65	(74)
Inventories and other current assets	248	570
Accounts payable and other current liabilities	(530)	(104)
Non-current assets and liabilities, net	(601)	260
Other, net	375	295
Net cash provided by operating activities	7,582	7,409
Cash flows from investing activities:
Capital expenditures - network and other	(3,814)	(2,539)
Capital expenditures - leased devices	(5,739)	(5,533)
Expenditures relating to FCC licenses	(145)	(92)
Proceeds from sales and maturities of short-term investments	6,619	7,113
Purchases of short-term investments	(5,152)	(1,842)
Proceeds from sales of assets and FCC licenses	416	367
Proceeds from deferred purchase price from sale of receivables	223	909
Proceeds from corporate owned life insurance policies	110	2
Other, net	52	(1)
Net cash used in investing activities	(7,430)	(1,616)
Cash flows from financing activities:
Proceeds from debt and financings	6,416	3,073
Repayments of debt, financing and capital lease obligations	(6,937)	(7,159)
Debt financing costs	(286)	(19)
Call premiums paid on debt redemptions	—	(129)
Proceeds from issuance of common stock, net	281	12
Other, net	—	(18)
Net cash used in financing activities	(526)	(4,240)
Net (decrease) increase in cash, cash equivalents and restricted cash	(374)	1,553
Cash, cash equivalents and restricted cash, beginning of period	6,659	2,942
Cash, cash equivalents and restricted cash, end of period	$6,285	$4,495
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Nine Months Ended December 31, 2018
	Common Stock		Paid-in Capital	Treasury Shares		(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance, March 31, 2018	4,005	$40	$27,884	—	$—	$(1,255)	$(313)	$63	$26,419
Net income (loss)						176		(3)	173
Other comprehensive income, net of tax							4		4
Issuance of common stock, net	8		2	1	(4)				(2)
Share-based compensation expense			40						40
Capital contribution by SoftBank			1						1
Cumulative effect of accounting changes						1,315	(8)		1,307
Other, net			3						3
Increase (decrease) attributable to noncontrolling interests			8					(8)	—
Balance, June 30, 2018	4,013	40	27,938	1	(4)	236	(317)	52	27,945
Net income						196		11	207
Other comprehensive income, net of tax							9		9
Issuance of common stock, net	66	1	288	1	(11)				278
Share-based compensation expense			27						27
Capital contribution by SoftBank			1						1
Other, net			(3)						(3)
Balance, September 30, 2018	4,079	41	28,251	2	(15)	432	(308)	63	28,464
Net loss						(141)		(4)	(145)
Other comprehensive loss, net of tax							(25)		(25)
Issuance of common stock, net			(3)	(1)	8				5
Share-based compensation expense			34						34
Other, net			(4)						(4)
Balance, December 31, 2018	4,079	$41	$28,278	1	$(7)	$291	$(333)	$59	$28,329

See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Nine Months Ended December 31, 2017
	Common Stock		Paid-in Capital	Treasury Shares		(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance, March 31, 2017	3,989	$40	$27,756	—	$—	$(8,584)	$(404)	$—	$18,808
Net income						206			206
Other comprehensive loss, net of tax							(4)		(4)
Issuance of common stock, net	7		9						9
Share-based compensation expense			40						40
Capital contribution by SoftBank			2						2
Other, net			(46)						(46)
Balance, June 30, 2017	3,996	40	27,761	—	—	(8,378)	(408)	—	19,015
Net loss						(48)			(48)
Other comprehensive income, net of tax							16		16
Issuance of common stock, net	4		1	1	(9)				(8)
Share-based compensation expense			47						47
Capital contribution by SoftBank			3						3
Other, net			(5)						(5)
Balance, September 30, 2017	4,000	40	27,807	1	(9)	(8,426)	(392)	—	19,020
Net income (loss)						7,162		(6)	7,156
Other comprehensive income, net of tax							26		26
Issuance of common stock, net	2		2	(1)	9				11
Share-based compensation expense			50						50
Other, net			(6)						(6)
(Decrease) increase attributable to noncontrolling interests			(28)					76	48
Balance, December 31, 2017	4,002	$40	$27,825	—	$—	$(1,264)	$(366)	$70	$26,305

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
The consolidated financial statements include our accounts, those of our 100% owned subsidiaries, and subsidiaries we control or in which we have a controlling financial interest. For controlled subsidiaries that are not wholly-owned, the noncontrolling interests are included in "Net (loss) income" and "Total equity." All intercompany transactions and balances have been eliminated in consolidation.
Reclassification of Prior Period Amounts
Certain prior period amounts have been reclassified to conform to the current period presentation. As a result of the growing significance of our leasing program, in fiscal year 2017 we disaggregated equipment revenue between device sales and device operating lease revenue in our consolidated statements of comprehensive (loss) income. Revenue derived from device sales is now being reported in a new caption called "Equipment sales," and revenue derived from device operating leases is now being reported in a new caption called "Equipment rentals." For the three- and nine-month periods ended December 31, 2017, we have disaggregated revenues of $1.0 billion and $2.9 billion, respectively, from equipment revenue to "Equipment rentals."
To align with the changes made to our revenue presentation, we have added two new captions within the consolidated statements of comprehensive (loss) income to capture certain costs directly attributable to our leasing activities consisting of "Cost of equipment rentals (exclusive of depreciation)" and "Depreciation - equipment rentals." For the three- and nine-month periods ended December 31, 2017, we have reclassed $123 million and $347 million, respectively, of loss on disposal of property, plant and equipment, net of recoveries resulting from the write-off of leased devices from "Other, net" to a new caption called "Cost of equipment rentals (exclusive of depreciation)." Additionally, we disaggregated total depreciation between network and other versus depreciation related to equipment rentals. Network and other depreciation is now being reported in a new caption called "Depreciation - network and other," and depreciation derived from equipment rentals is now being reported in a new caption called "Depreciation - equipment rentals." For the three- and nine-month periods ended December 31, 2017, we have disaggregated depreciation of $990 million and $2.7 billion, respectively, from depreciation to "Depreciation - equipment rentals."
Total net operating revenues, net operating expenses, net (loss) income, and basic and diluted earnings per share were not affected by these reclassifications.
On January 1, 2018, the Company adopted authoritative guidance regarding Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The Company adopted this standard with retrospective application to the consolidated statements of cash flows. The standard impacted the presentation of cash flows related to beneficial interests in securitization transactions, which is the deferred purchase price associated with our accounts receivable facility, resulting in reclassification of cash inflows from operating activities to investing activities of $909 million for the nine-month period ended December 31, 2017 in our consolidated statements of cash flows. The standard also impacted the presentation of cash flows related to separately identifiable cash flows and application of the predominance principal primarily related to direct channel leased devices resulting in a material reclassification of cash outflows from operating

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

activities to investing activities of $3.8 billion for the nine-month period ended December 31, 2017 in our consolidated statements of cash flows. In addition, the standard also impacted the presentation of cash flows related to debt prepayment or debt extinguishment costs and resulted in a reclassification of cash outflows from operating activities to financing activities of $129 million for the nine-month period ended December 31, 2017 in our consolidated statements of cash flows. Proceeds from the settlement of corporate-owned life insurance policies resulted in a $2 million reclassification between operating and investing activities in our consolidated statements of cash flows for the nine-month period ended December 31, 2017.
On January 1, 2018, the Company adopted authoritative guidance regarding Statement of Cash Flows: Restricted Cash, requiring that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard with retrospective application to the consolidated statements of cash flows. The adoption of this standard resulted in an increase of $72 million in the beginning balance of cash, cash equivalents and restricted cash on April 1, 2017 and $55 million to the ending balance of cash, cash equivalents and restricted cash as of December 31, 2017.
Business Combination Agreement
On April 29, 2018, we announced that we entered into a Business Combination Agreement with T-Mobile US (T-Mobile) to merge in an all-stock transaction for a fixed exchange ratio of 0.10256 of T-Mobile shares for each Sprint share, or the equivalent of 9.75 Sprint shares for each T-Mobile share. Immediately following the transactions, Deutsche Telekom AG and SoftBank Group Corp. are expected to hold approximately 42% and 27% of fully-diluted shares of the combined company, respectively, with the remaining 31% of the fully-diluted shares of the combined company held by public stockholders. The Board will consist of 14 directors, of which nine will be nominated by Deutsche Telekom AG, four will be nominated by SoftBank Group Corp, and the final director will be the CEO of the combined company. The combined company will be named T-Mobile. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close in the first half of calendar year 2019. Sprint and T-Mobile completed the Hart-Scott-Rodino filing with the Department of Justice on May 24, 2018. On June 18, 2018, the parties filed with the FCC the merger applications, including the Public Interest Statement. On July 18, 2018, the FCC accepted the applications for filing and established a public comment period for the transaction. The formal comment period concluded on October 31, 2018. The transaction received clearance from the Committee on Foreign Investment in the United States on December 17, 2018 and is awaiting further regulatory approvals.

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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In January 2016, the FASB issued authoritative guidance regarding Financial Instruments, which amended guidance on the classification and measurement of financial instruments. Under the new guidance, entities will be required to measure equity investments that are not consolidated or accounted for under the equity method at fair value with any changes in fair value recorded in net (loss) income, unless the entity has elected the new practicability exception. For financial liabilities measured using the fair value option, entities will be required to separately present in other comprehensive (loss) income the portion of the changes in fair value attributable to instrument-specific credit risk. Additionally, the guidance amends certain disclosure requirements associated with the fair value of financial instruments. The Company adopted this standard update beginning on April 1, 2018 on a retrospective basis resulting in a pre-tax cumulative effect of $12 million ($8 million, net of tax) to our opening balance of accumulated deficit.
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
A reconciliation of the adjustments from the adoption of Topic 606 relative to Topic 605 on our consolidated statements of comprehensive (loss) income and balance sheet is as follows:

	Three Months Ended December 31, 2018			Nine Months Ended December 31, 2018
	As reported	Balances without adoption of Topic 606	Change	As reported	Balances without adoption of Topic 606	Change
	(in millions, except per share amounts)			(in millions, except per share amounts)
Net operating revenues:
Service	$5,699	$5,898	$(199)	$17,201	$17,716	$(515)
Equipment sales	1,589	1,264	325	4,180	3,223	957
Equipment rentals	1,313	1,329	(16)	3,778	3,827	(49)
	8,601	8,491	110	25,159	24,766	393
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	1,648	1,671	(23)	5,019	5,073	(54)
Cost of equipment sales	1,734	1,715	19	4,521	4,431	90
Cost of equipment rentals (exclusive of depreciation below)	182	182	—	457	457	—
Selling, general and administrative	2,003	2,145	(142)	5,731	6,047	(316)
Depreciation - network and other	1,088	1,088	—	3,132	3,132	—
Depreciation - equipment rentals	1,137	1,137	—	3,454	3,454	—
Amortization	145	145	—	475	475	—
Other, net	185	185	—	298	298	—
	8,122	8,268	(146)	23,087	23,367	(280)
Operating income	479	223	256	2,072	1,399	673
Total other expense	(632)	(632)	—	(1,781)	(1,781)	—
(Loss) income before income taxes	(153)	(409)	256	291	(382)	673
Income tax benefit (expense)	8	62	(54)	(56)	85	(141)
Net (loss) income	(145)	(347)	202	235	(297)	532
Less: Net loss (income) attributable to noncontrolling interests	4	4	—	(4)	(4)	—
Net (loss) income attributable to Sprint	$(141)	$(343)	$202	$231	$(301)	$532

Basic net (loss) income per common share attributable to Sprint	$(0.03)	$(0.08)	$0.05	$0.06	$(0.07)	$0.13
Diluted net (loss) income per common share attributable to Sprint	$(0.03)	$(0.08)	$0.05	$0.06	$(0.07)	$0.13
Basic weighted average common shares outstanding	4,078	4,078	—	4,050	4,050	—
Diluted weighted average common shares outstanding	4,078	4,078	—	4,110	4,050	60

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	As reported	Balances without adoption of Topic 606	Change
	(in millions)
ASSETS
Current assets:
Accounts and notes receivable, net	$3,455	$3,356	$99
Device and accessory inventory	919	941	(22)
Prepaid expenses and other current assets	1,199	672	527
Costs to acquire a customer contract	1,497	—	1,497
Other assets	1,128	939	189
LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and other current liabilities	$3,467	$3,489	$(22)
Deferred tax liabilities	7,684	7,177	507
Other liabilities	3,403	3,437	(34)
Stockholders' equity:
Retained earnings (accumulated deficit)	291	(1,548)	1,839
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In June 2016 and November 2018, the FASB issued authoritative guidance regarding Financial Instruments - Credit Losses, which requires entities to use a Current Expected Credit Loss impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost within the scope of the standard. The entity's estimate would consider relevant information about past events, current conditions and reasonable and supportable forecasts, which will result in recognition of lifetime expected credit losses. The standard will be effective for the Company's fiscal year beginning April 1, 2020, including interim reporting periods within that fiscal year, although early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
The following table summarizes the installment receivables:

	December 31, 2018	March 31, 2018
	(in millions)
Installment receivables, gross	$1,151	$1,472
Deferred interest	(62)	(106)
Installment receivables, net of deferred interest	1,089	1,366
Allowance for credit losses	(195)	(217)
Installment receivables, net	$894	$1,149

Classified in the consolidated balance sheets as:
Accounts and notes receivable, net	$675	$995
Other assets	219	154
Installment receivables, net	$894	$1,149

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The balance and aging of installment receivables on a gross basis by credit category were as follows:

	December 31, 2018			March 31, 2018
	Prime	Subprime	Total	Prime	Subprime	Total
	(in millions)			(in millions)
Unbilled	$661	$396	$1,057	$951	$391	$1,342
Billed - current	48	23	71	69	29	98
Billed - past due	12	11	23	17	15	32
Installment receivables, gross	$721	$430	$1,151	$1,037	$435	$1,472
Activity in the deferred interest and allowance for credit losses for the installment receivables was as follows:

	Nine Months Ended	Twelve Months Ended
	December 31, 2018	March 31, 2018
	(in millions)
Deferred interest and allowance for credit losses, beginning of period	$323	$506
Adjustment to deferred interest on short- and long-term installment receivables due to Topic 606	(50)	—
Bad debt expense	66	142
Write-offs, net of recoveries	(88)	(224)
Change in deferred interest on short- and long-term installment receivables	6	(101)
Deferred interest and allowance for credit losses, end of period	$257	$323

Note 4.	Financial Instruments
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
The carrying amount of cash equivalents, accounts and notes receivable, and accounts payable approximates fair value. Short-term investments are recorded at amortized cost and the respective carrying amounts approximate the fair value that would be determined primarily using quoted prices in active markets. As of December 31, 2018, short-term investments totaled $632 million and consisted of $251 million of time deposits and $381 million of commercial paper. As of March 31, 2018, short-term investments totaled $2.4 billion and consisted of approximately $1.6 billion of time deposits and $765 million of commercial paper. The fair value of marketable equity securities totaling $2 million and $57 million as of December 31, 2018 and March 31, 2018, respectively, are measured on a recurring basis using quoted prices in active markets. Current and long-term debt inclusive of our other financings are carried at amortized cost.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents carrying amounts and estimated fair values of current and long-term debt and financing obligations:

	Carrying amount at December 31, 2018	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt and financing obligations	$40,125	$35,756	$—	$4,570	$40,326

	Carrying amount at March 31, 2018	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt and financing obligations	$40,820	$37,549	$—	$3,737	$41,286

Note 5.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment, leased devices and other long-lived assets used to provide service to our subscribers. Non-cash accruals included in property, plant and equipment (excluding leased devices) totaled $1.0 billion and $428 million as of December 31, 2018 and 2017, respectively.
The following table presents the components of property, plant and equipment and the related accumulated depreciation:

	December 31, 2018	March 31, 2018
	(in millions)
Land	$247	$254
Network equipment, site costs and related software	24,015	22,930
Buildings and improvements	833	813
Leased devices, non-network internal use software, office equipment and other	12,612	11,149
Construction in progress	3,520	2,202
Less: accumulated depreciation	(19,805)	(17,423)
Property, plant and equipment, net	$21,422	$19,925
Sprint offers a leasing program to its customers whereby qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to return the device, continue leasing the device, or purchase the device. As of December 31, 2018, substantially all of our device leases were classified as operating leases. Purchases of leased devices are reported as cash outflows for "Capital expenditures - leased devices" in the consolidated statements of cash flows. The devices are then depreciated using the straight-line method to their estimated residual value generally over the term of the lease.
The following table presents leased devices and the related accumulated depreciation:

	December 31, 2018	March 31, 2018
	(in millions)
Leased devices	$10,987	$9,592
Less: accumulated depreciation	(4,304)	(3,580)
Leased devices, net	$6,683	$6,012
During the nine-month periods ended December 31, 2018 and 2017, we had non-cash transfers of returned leased devices from property, plant and equipment to device and accessory inventory at the lower of net book value or their estimated fair value of $645 million and $574 million, respectively. Non-cash accruals included in leased devices totaled $264 million and $306 million as of December 31, 2018 and 2017, respectively.
During the three- and nine-month periods ended December 31, 2018 and 2017, we recorded $299 million, $642 million, $123 million and $527 million, respectively, of loss on disposal of property, plant and equipment, net of recoveries.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Net losses that resulted from the write-off of leased devices were primarily associated with lease cancellations prior to the scheduled customer lease terms, where customers did not return the devices to us. Such losses were $182 million, $457 million, $123 million and $347 million for the three- and nine-month periods ended December 31, 2018 and 2017, respectively, and are included in "Cost of equipment rentals" in our consolidated statements of comprehensive (loss) income. During the three- and nine-month periods ended December 31, 2018, we recorded $117 million and $185 million, respectively, of losses primarily related to cell site construction costs and other network costs that are no longer recoverable as a result of changes in our network plans, which are included in "Other, net" in our consolidated statements of comprehensive (loss) income. During the nine-month period ended December 31, 2017, we recorded $180 million of losses primarily related to cell site construction costs that are no longer recoverable as a result of changes in our network plans.

Note 6.	Intangible Assets
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist of FCC licenses, which were acquired primarily through FCC auctions and business combinations, certain of our trademarks and goodwill. At December 31, 2018, we held 800 MHz, 1.9 GHz and 2.5 GHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. Accordingly, we have concluded that FCC licenses are indefinite-lived intangible assets. Our Sprint and Boost Mobile trademarks have also been identified as indefinite-lived intangible assets. Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations.
The following provides the activity of indefinite-lived intangible assets within the consolidated balance sheets:

	March 31, 2018	Net Additions	December 31, 2018
	(in millions)
FCC licenses	$37,274	$139	$37,413
Trademarks	4,035	—	4,035
Goodwill(1)	6,586	12	6,598
	$47,895	$151	$48,046
_________________

(1)	Through December 31, 2018, there is no accumulated impairment losses for goodwill.
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

		December 31, 2018			March 31, 2018
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)
Customer relationships	5 to 8 years	$6,563	$(5,906)	$657	$6,562	$(5,462)	$1,100
Other intangible assets:
Favorable spectrum leases	23 years	764	(142)	622	856	(172)	684
Favorable tower leases	9 years	335	(207)	128	335	(179)	156
Trademarks	2 to 34 years	520	(86)	434	520	(74)	446
Other	5 to 10 years	135	(61)	74	129	(50)	79
Total other intangible assets		1,754	(496)	1,258	1,840	(475)	1,365
Total definite-lived intangible assets		$8,317	$(6,402)	$1,915	$8,402	$(5,937)	$2,465

Note 7.	Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates			Maturities			December 31, 2018	March 31, 2018
							(in millions)
Notes
Senior notes
Sprint Corporation	7.13	-	7.88%	2021	-	2026	$12,000	$12,000
Sprint Communications, Inc.	6.00	-	11.50%	2020	-	2022	4,780	4,980
Sprint Capital Corporation	6.88	-	8.75%	2019	-	2032	6,204	6,204
Senior secured notes
Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC	3.36	-	5.15%	2021	-	2028	6,344	7,000
Guaranteed notes
Sprint Communications, Inc.	7.00			2020			1,000	2,753
Credit facilities
Secured revolving bank credit facility	4.81%			2021			—	—
Secured term loans	5.06%	-	5.56%	2024			5,030	3,960
PRWireless term loan	8.05%			2020			187	182
Export Development Canada (EDC)	4.77%			2019			300	300
Secured equipment credit facilities	4.02	-	4.85%	2020	-	2022	515	527
Accounts receivable facility	3.60	-	3.81%	2020			3,324	2,411
Financing obligations, capital lease and other obligations	2.35	-	12.00%	2019	-	2026	588	686
Net premiums and debt financing costs							(388)	(111)
							39,884	40,892
Less current portion							(3,596)	(3,429)
Long-term debt, financing and capital lease obligations							$36,288	$37,463

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 As of December 31, 2018, Sprint Corporation, had $12.0 billion in aggregate principal amount of senior notes outstanding. In addition, as of December 31, 2018, the outstanding principal amount of the senior notes issued by Sprint Communications and Sprint Capital Corporation, the guaranteed notes issued by Sprint Communications, Sprint Communications' secured term loans and secured revolving bank credit facility, the EDC agreement, the secured equipment credit facilities, the Receivables Facility, and certain other obligations collectively totaled $21.6 billion in principal amount of our long-term debt. Sprint Corporation fully and unconditionally guaranteed such indebtedness, which was issued by 100% owned subsidiaries. Although certain financing agreements restrict the ability of Sprint Communications and its subsidiaries to distribute cash to Sprint Corporation, the ability of the subsidiaries to distribute cash to their respective parents, including to Sprint Communications, is generally not restricted.
Cash interest payments, net of amounts capitalized of $54 million and $42 million during the nine-month periods ended December 31, 2018 and 2017, respectively, totaled $1.9 billion during each of the nine-month periods ended December 31, 2018 and 2017.
Notes
As of December 31, 2018, our outstanding notes consisted of senior notes and guaranteed notes, all of which are unsecured, as well as senior secured notes associated with our spectrum financing transactions. Cash interest on all of the notes is payable semi-annually in arrears with the exception of the spectrum financing senior secured notes, which is payable quarterly. As of December 31, 2018, $30.3 billion aggregate principal amount of the notes was redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.
As of December 31, 2018, $24.1 billion aggregate principal amount of our senior notes, senior secured notes, and guaranteed notes provided holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in the applicable indentures and supplemental indentures) occurs. In May 2018, we successfully completed consent solicitations with respect to certain series of Sprint Corporation, Sprint Communications, and Sprint Capital Corporation senior notes. As a result of the Sprint Corporation and Sprint Communications consent solicitations, the proposed merger transaction with T-Mobile, if consummated, will not constitute a change of control as defined in the applicable indentures governing the notes.
Effective December 31, 2018, Sprint defeased the $200 million aggregate principal amount of Sprint Communications 9.25% debentures due 2022, which included the deposit of U.S. Treasury securities with the trustee to provide for the future interest and principal payments on the notes through maturity. The defeasance resulted in reductions to "Short-term investments" and "Current portion of long-term debt, financing and capital lease obligations" in the consolidated balance sheets as of December 31, 2018.
In November 2018, Sprint Communications retired $1.8 billion aggregate principal amount upon maturity of its outstanding 9.000% Guaranteed Notes.
Spectrum Financing
In October 2016, certain subsidiaries of Sprint Communications, which were not "Restricted Subsidiaries" under Sprint Capital Corporation's indentures, transferred certain directly held and third-party leased spectrum licenses (collectively, Spectrum Portfolio) to wholly-owned bankruptcy-remote special purpose entities (collectively, Spectrum Financing SPEs). The Spectrum Portfolio, which represented approximately 14% of Sprint's total spectrum holdings on a MHz-pops basis, was used as collateral to raise an initial $3.5 billion in senior secured notes (2016 Spectrum-Backed Notes) bearing interest at 3.36% per annum under a $7.0 billion securitization program. The 2016 Spectrum-Backed Notes are repayable over a five-year term, with interest-only payments over the first four quarters and amortizing quarterly principal payments thereafter commencing December 2017 through September 2021. During the nine-month period ended December 31, 2018, we made scheduled principal repayments of $656 million, resulting in a total principal amount outstanding related to the 2016 Spectrum-Backed Notes of $2.4 billion as of December 31, 2018, of which $875 million was classified as "Current portion of long-term debt, financing and capital lease obligations" in the consolidated balance sheets.
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
Simultaneously with the October 2016 offering, Sprint Communications entered into a long-term lease with the Spectrum Financing SPEs for the ongoing use of the Spectrum Portfolio. The spectrum lease is an executory contract, which for accounting purposes is treated in a similar manner to an operating lease. Sprint Communications is required to make monthly lease payments to the Spectrum Financing SPEs at a market rate. The lease payments, which are guaranteed by Sprint Corporation and certain subsidiaries (none of which are "Restricted Subsidiaries" under Sprint Capital Corporation's indentures) of Sprint Communications (and are secured together with the obligations under another transaction document by substantially all of the assets of such entities on a pari passu basis up to an aggregate cap of $3.5 billion with the grant of security under the secured term loan and revolving bank credit facility and EDC (as defined below) agreement), are sufficient to service all outstanding series of the senior secured notes and the lease also constitutes collateral for the senior secured notes. Because the Spectrum Financing SPEs are wholly-owned Sprint subsidiaries, these entities are consolidated and all intercompany activity has been eliminated.
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
Credit Facilities
Secured Term Loan and Revolving Bank Credit Facility
On February 3, 2017, we entered into a credit agreement for $6.0 billion, consisting of a $4.0 billion, seven-year secured term loan (Initial Term Loan) that matures in February 2024 and a $2.0 billion secured revolving bank credit facility that expires in February 2021. As of December 31, 2018, $105 million in letters of credit were outstanding under the secured revolving bank credit facility, including the letter of credit required by the Report and Order (see Note 11. Commitments and Contingencies). As a result of the outstanding letters of credit, which directly reduce the availability of borrowings, the Company had approximately $1.9 billion of borrowing capacity available under the secured revolving bank credit facility as of December 31, 2018. The bank credit facility requires a ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the bank credit facility (adjusted EBITDA), not to exceed 4.75 to 1.0 through the fiscal quarter ending December 31, 2018. For each fiscal quarter ending March 31, 2019 through December 31, 2019, the Leverage Ratio must not exceed 3.75 to 1.0. The Leverage Ratio must not exceed 3.5 to 1.0 for the fiscal quarter ended March 31, 2020 and each fiscal quarter ending thereafter through expiration of the facility. The Initial Term Loan has an interest rate equal to LIBOR plus 250 basis points and the secured revolving bank credit facility has an interest rate equal to LIBOR plus a spread that varies depending on the Leverage Ratio. During the nine-month period ended December 31, 2018, we made principal repayments on the Initial Term Loan totaling $30 million, resulting in a total principal amount outstanding for the Initial Term Loan of $3.9 billion as of December 31, 2018.
In consideration of the Initial Term Loan, we entered into a five-year fixed-for-floating interest rate swap on a $2.0 billion notional amount that has been designated as a cash flow hedge. The effective portion of changes in fair value are recorded in "Other comprehensive (loss) income" in the consolidated statements of comprehensive (loss) income and the ineffective portion, if any, is recorded as interest expense in current period earnings in the consolidated statements of comprehensive (loss) income. The fair value of the interest rate swap was $31 million and $41 million as of December 31, 2018 and March 31, 2018, respectively, which was recorded in "Other assets" in the consolidated balance sheets.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On November 26, 2018, the credit agreement was amended to, among other things, add an incremental secured term loan (Incremental Term Loan) of $1.1 billion that matures in February 2024, which increased the total credit facility to $7.1 billion. The Incremental Term Loan has an interest rate equal to LIBOR plus 300 basis points.
PRWireless Term Loan
During the three-month period ended December 31, 2017, Sprint and PRWireless PR, Inc. completed a transaction to combine their operations in Puerto Rico and the U.S. Virgin Islands into a new entity. Prior to the formation of the new entity, PRWireless PR, Inc. had incurred debt under a secured term loan, which became debt of the new entity upon the transaction close. The secured term loan bears interest at 5.25% plus LIBOR and expires in June 2020. Any amounts repaid early may not be drawn again. During the nine-month period ended December 31, 2018, the joint venture borrowed $6 million and made principal repayments totaling $1 million, resulting in a total principal amount outstanding of $187 million as of December 31, 2018, with an additional $14 million remaining available. Sprint has provided an unsecured guarantee of repayment of the secured term loan obligations. The secured portion of the facility is limited to assets of the new entity as the borrower.
EDC Agreement
As of December 31, 2018, the EDC agreement provided for security and covenant terms similar to our secured term loan and revolving bank credit facility. However, under the terms of the EDC agreement, repayments of outstanding amounts cannot be redrawn. As of December 31, 2018, the total principal amount of our borrowings under the EDC facility was $300 million.
Secured Equipment Credit Facilities
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provided for the ability to borrow up to $800 million to finance network equipment-related purchases from Nokia Solutions and Networks US LLC, USA. The facility's availability for borrowing expired in October 2017. Such borrowings were contingent upon the amount and timing of network equipment-related purchases made by Sprint. During the nine-month period ended December 31, 2018, we made principal repayments totaling $54 million on the facility, resulting in a total principal amount of $120 million outstanding as of December 31, 2018.
K-sure
The K-sure secured equipment credit facility provides for the ability to borrow up to $750 million to finance network equipment-related purchases from Samsung Telecommunications America, LLC. The facility can be divided into three consecutive tranches of varying size. In October 2018, we amended the secured equipment credit facility to extend the borrowing availability through September 2019. Such borrowings are contingent upon the amount and timing of network equipment-related purchases made by Sprint. During the nine-month period ended December 31, 2018, we drew $156 million and made principal repayments totaling $75 million on the facility, resulting in a total principal amount of $275 million outstanding as of December 31, 2018.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provided for the ability to borrow up to $250 million to finance network equipment-related purchases from Alcatel-Lucent USA Inc. In September 2017, we amended the secured equipment credit facility to restore previously expired commitments of $150 million. During the nine-month period ended December 31, 2018, we made principal repayments totaling $40 million on the facility, resulting in a total principal amount of $119 million outstanding as of December 31, 2018.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable Facility
Transaction Overview
Our Receivables Facility provides us the opportunity to sell certain wireless service receivables, installment receivables, and future amounts due from customers who lease certain devices from us to unaffiliated third parties (the Purchasers). The maximum funding limit under the Receivables Facility is $4.5 billion. While we have the right to decide how much cash to receive from each sale, the maximum amount of cash available to us varies based on a number of factors and, as of December 31, 2018, represents approximately 50% of the total amount of the eligible receivables sold to the Purchasers. As of December 31, 2018, the total amount of borrowings under our Receivables Facility was $3.3 billion and the total amount available to be drawn was $131 million. However, subsequent to December 31, 2018, Sprint repaid $2.0 billion under the Receivables Facility reducing amounts outstanding to $1.3 billion. In February 2017, the Receivables Facility was amended and Sprint regained effective control over the receivables transferred to the Purchasers by obtaining the right, under certain circumstances, to repurchase them. Subsequent to the February 2017 amendment, all proceeds received from the Purchasers in exchange for the transfer of our wireless service and installment receivables are recorded as borrowings. Repayments and borrowings under the Receivables Facility are reported as financing activities in the consolidated statements of cash flows. All cash collected on repurchased receivables continues to be recognized in investing activities in the consolidated statements of cash flows. In October 2017, the Receivables Facility was amended to, among other things, extend the maturity date to November 2019 and to reallocate the Purchasers' commitments between wireless service, installment and future lease receivables through May 2018 to 26%, 28% and 46%, respectively. After May 2018, the allocation of the Purchasers' commitments between wireless service, installment and future lease receivables are 26%, 18% and 56%, respectively. In June 2018, the Receivables Facility was further amended to, among other things, extend the maturity date to June 2020, increase the maximum funding limit by $200 million, reduce financing costs, add month-to-month lease receivables as eligible receivables for leases that extend past their original lease term, and change the Purchasers' commitment allocations. The Purchasers' commitments are allocated 22% to wireless service receivables and 78% to a combined pool of installment receivables, future lease receivables and month-to-month lease receivables. During the nine-month period ended December 31, 2018, we borrowed $5.1 billion and repaid $4.2 billion to the Purchasers.
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
Transaction Structure
Sprint contributes certain wireless service, installment and future lease receivables, as well as the associated leased devices, to Sprint's wholly-owned consolidated bankruptcy-remote special purpose entities (SPEs). At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, installment and future lease receivables to Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life. As of December 31, 2018, wireless service, installment and lease receivables contributed to the SPEs and included in "Accounts and notes receivable, net" in the consolidated balance sheets were $2.5 billion and the long-term portion of installment receivables included in "Other assets" in the consolidated balance sheets was $204 million. As of December 31, 2018, the net book value of devices contributed to the SPEs was $6.7 billion.

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
Financing Obligations, Capital Lease and Other Obligations
Tower Financing
During 2008, we sold and subsequently leased back approximately 3,000 cell sites, of which approximately 1,750 remain as of December 31, 2018. Terms extend through 2021, with renewal options for an additional 20 years. These cell sites continue to be reported as part of our "Property, plant and equipment, net" in our consolidated balance sheets due to our continued involvement with the property sold and the transaction is accounted for as a financing. The financing obligation as of December 31, 2018 is $118 million.
Capital Lease and Other Obligations
In May 2016, Sprint closed on a transaction with Shentel to acquire one of our wholesale partners, NTELOS Holdings Corporation (nTelos). The total consideration for this transaction included $181 million, on a net present value basis, of notes payable to Shentel. Sprint will satisfy its obligations under the notes payable over an expected term of five to six years, of which the remaining obligation is $118 million as of December 31, 2018. The remainder of our capital lease and other obligations of $310 million as of December 31, 2018 are primarily for the use of wireless network equipment.
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
As of December 31, 2018, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in the maturities being accelerated.
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
Contracts with Customers
Service-related components of the total transaction price typically consist of fixed monthly recurring charges, variable usage charges and miscellaneous fees such as activation fees, international long distance and roaming, commissions on the device insurance program, late payment and administrative fees, and certain regulatory-related fees, net of service credits. For contracts involving multiple performance obligations, such as equipment and service, revenue is allocated based on relative standalone selling price of each performance obligation. We generally recognize revenue allocated to service performance obligations as those services are rendered. As a result of the timing of our multiple billing cycles throughout each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period, and to estimate and defer amounts billed but not earned as of the end of each reporting period. These estimates are based primarily on rate plans in effect and our historical usage and billing patterns. Regulatory fees and costs are recorded gross. The largest component of regulatory fees is the Universal Service Fund, which represented no more than 1% of net operating revenues for the three- and nine-month periods ended December 31, 2018 and no more than 2% and 1%, respectively, for the three- and nine-month periods ended December 31, 2017 in the consolidated statements of comprehensive (loss) income.
We recognize equipment sales and corresponding costs of equipment sales when title and risk of loss passes to the indirect dealer or end-use subscriber, assuming all other revenue recognition criteria are met. This typically occurs at the point of sale for direct channel sales and freight-on-board dealer destination for indirect channel sales. For the three- and nine-month periods ended December 31, 2018, equipment sales to our indirect dealers were approximately $1.0 billion and $2.6 billion, respectively. In subsidized postpaid and prepaid Wireless contracts, we subsidize the cost of the device as an incentive to retain and acquire subscribers.
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

•
Allocation of transaction price - we allocate the total transaction price in our contracts amongst performance obligations based upon the relative standalone selling prices of those performance obligations. We use observable external pricing of performance obligations when sold on a standalone basis as evidence of standalone selling prices. Discounts and premiums built into our transaction prices are typically allocated proportionately to all performance obligations within the contracts, exclusive of performance obligations for the delivery of accessories, which are consistently sold at a standalone selling price regardless of bundling, and with the exception of estimated Wireless customer retention credits, which are treated as a reduction in the portion of the total transaction price allocated to service revenue.

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
The following table presents disaggregated reported revenue by category:

	Three Months Ended	Nine Months Ended
	December 31, 2018	December 31, 2018
	(in millions)
Service revenue
Postpaid	$4,236	$12,679
Prepaid	924	2,860
Wholesale, affiliate and other	294	881
Wireline	245	781
Total service revenue	5,699	17,201
Equipment sales	1,589	4,180
Equipment rentals	1,313	3,778
Total revenue	$8,601	$25,159
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
The following table presents the opening and closing balances of our contract assets, contract liabilities, and receivables balances, as well as capitalized costs associated with contracts with customers:

	December 31,	April 1,
	2018	2018
	(in millions)
Contract assets and liabilities
Contract assets(1)	$806	$432
Billed trade receivables	2,591	2,559
Unbilled trade receivables	918	1,250
Contract liabilities(2)	1,011	1,104

Other related assets and liabilities
Other related assets:
Capitalized costs to acquire a customer contract:
Sales commissions - opening balance	$1,219
Sales commissions - additions	874
Amortization of capitalized sales commissions	(596)
Net costs to acquire a customer contract	$1,497

(1)	The fluctuation correlates directly to the execution of new customer contracts and invoicing and collections from customers in the normal course of business.

(2)	Revenue recognized during the nine-month period ended December 31, 2018, which was included within the beginning contract liability balance, amounts to $986 million.
Remaining Performance Obligations
The aggregate amount of total transaction price allocated to performance obligations in contracts existing as of the balance sheet date, which are wholly or partially unsatisfied as of the end of the reporting period, and the expected time frame for satisfaction of those wholly or partially unsatisfied performance obligations, are as follows (in millions):

Remainder of year ending March 31, 2019	$2,898
Year ending March 31, 2020	6,558
Thereafter	319
Total	$9,775
The amounts disclosed above relate to the allocation of revenue amongst performance obligations in contracts existing as of the balance sheet date, and not to any differences between the timing of revenue recognition and recognition of receivables or cash collection. As a result, those amounts are not necessarily reflected as a contract liability as of the balance sheet date. Included in the above amounts are $1.1 billion for the year ending March 31, 2019 and $2.5 billion for the year ending March 31, 2020, respectively, related to the allocation of the total transaction price to future operating lease revenues. Additionally, amounts disclosed above include estimates of variable consideration, where applicable.
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
The following provides the activity in the severance and exit costs liability included in "Accounts payable," "Accrued expenses and other current liabilities" and "Other liabilities" within the consolidated balance sheets. The net expenses are included in "Other, net" within the consolidated statements of comprehensive (loss) income:

	March 31, 2018	Net Expense		Cash Payments and Other	December 31, 2018
	(in millions)
Lease exit costs	$165	$23	(1)	$(43)	$145
Severance costs	64	22	(2)	(74)	12
Access exit costs	19	18	(3)	(13)	24
	$248	$63		$(130)	$181
 _________________

(1)	For the nine-month period ended December 31, 2018, we recognized costs of $23 million (Wireless only).

(2)	For the nine-month period ended December 31, 2018, we recognized costs of $22 million ($15 million Wireless, $7 million Wireline).

(3)	For the nine-month period ended December 31, 2018, we recognized costs of $18 million ($7 million Wireless, $11 million Wireline) as "Severance and exit costs."
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
The U.S. federal statutory tax rates for the nine-month periods ended December 31, 2018 and 2017 were 21% and 31.5%, respectively. The Tax Cuts and Jobs Act (the Tax Act) enacted in December 2017 reduced the corporate income tax rate effective January 1, 2018. The differences that caused our effective income tax rates to differ from the U.S. federal statutory rates for the nine-month periods ended December 31, 2018 and 2017, respectively, were as follows:

	Nine Months Ended December 31,
	2018	2017
	(in millions)
Income tax expense at the federal statutory rate	$(61)	$(205)
Effect of:
State income taxes, net of federal income tax effect	(40)	(57)
State law changes, net of federal income tax effect	62	(28)
Increase deferred tax liability for organizational restructuring	(12)	—
Increase deferred tax liability for business activity changes	—	(69)
Credit for increasing research activities	13	11
Change in federal and state valuation allowance	12	(64)
Increase in liability for unrecognized tax benefits	(6)	(20)
Tax benefit from the Tax Act	—	7,090
Non-deductible penalties	(29)	—
Other, net	5	4
Income tax (expense) benefit	$(56)	$6,662
Effective income tax rate	19.2%	(1,021.8)%
Income tax expense of $56 million for the nine-month period ended December 31, 2018 represented a consolidated effective tax rate of 19%. During the period, we recognized a $62 million tax benefit for the impact of state law changes enacted during the period, partially offset by a $12 million tax expense attributable to organizational restructuring. These adjustments were primarily driven by the change in carrying value of our deferred tax assets and liabilities on temporary differences. In addition, the rate was impacted by non-deductible penalties related to litigation with the State of New York that was settled during the period.
Income tax benefit of $6.7 billion for the nine-month period ended December 31, 2017 represented a consolidated effective tax rate of (1,022)%. Income tax benefit was primarily attributable to the impact of the Tax Act, partially offset by taxable temporary differences from the tax amortization of FCC licenses and tax expense on pre-tax gains from spectrum license exchanges during the period. We also increased our deferred state income tax liability by $69 million for changes in business activities causing us to become subject to income tax in additional tax jurisdictions. This resulted in a change in the measurement of the carrying value of our deferred tax liability on temporary differences, primarily FCC licenses.
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
The Tax Act, enacted in December 2017, made broad and complex changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (3) eliminating corporate alternative minimum tax; and (4) new tax rules related to foreign operations. In accordance with ASC Topic 740, Income Taxes and Staff Accounting Bulletin No. 118 (SAB 118), we made a reasonable estimate of the impacts of the Tax Act and recorded the estimate in the period ended December 31, 2017. SAB 118 allows for a measurement period not to extend beyond one year from the date of enactment to complete the accounting for the impacts of the Tax Act. As of December 31, 2018, our analysis under SAB 118 is complete, including, but not limited to, the re-measurement of deferred tax assets and

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

liabilities. Our analysis resulted in no material adjustments to the provisional estimate recorded in the period ended December 31, 2017.
As of December 31, 2018 and March 31, 2018, we maintained unrecognized tax benefits of $233 million and $239 million, respectively. Cash paid for income taxes, net was $62 million and $55 million for the nine-month periods ended December 31, 2018 and 2017, respectively.

Note 11.	Commitments and Contingencies
Litigation, Claims and Assessments
In March 2009, a stockholder brought suit, Bennett v. Sprint Nextel Corp., in the U.S. District Court for the District of Kansas, alleging that Sprint Communications and three of its former officers violated Section 10(b) of the Exchange Act and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The district court granted final approval of a settlement in August 2015, which did not have a material impact to our financial statements. Five stockholder derivative suits related to this 2009 stockholder suit were filed against Sprint Communications and certain of its present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas on April 8, 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case; the second, Randolph v. Forsee, was filed on July 15, 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court; the third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; the fourth, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and the fifth, Hartleib v. Forsee, et al., was filed in federal court in Kansas on July 14, 2011. These cases were essentially stayed while the Bennett case was pending, and we have reached an agreement in principle to settle the matters, by agreeing to some governance provisions and by paying plaintiffs' attorneys fees in an immaterial amount. The court approved the settlement but reduced the plaintiffs' attorneys fees. On April 27, 2018, the court of appeals for the state of Kansas affirmed the settlement ruling. On May 30, 2018, plaintiffs filed a Petition for Review with the Supreme Court of Kansas. On November 21, 2018, the Supreme Court of Kansas denied the Petition for Review, which concluded the case.
On April 19, 2012, the New York Attorney General filed a complaint alleging that Sprint Communications had fraudulently failed to collect and pay more than $100 million in New York sales taxes on receipts from its sale of wireless telephone services since July 2005. The complaint also sought recovery of triple damages under the State False Claims Act, as well as penalties and interest. Sprint Communications moved to dismiss the complaint on June 14, 2012. On July 1, 2013, the court entered an order denying the motion to dismiss in large part, although it did dismiss certain counts or parts of certain counts. Sprint Communications appealed that order and the intermediate appellate court affirmed the order of the trial court. On October 20, 2015, the Court of Appeals of New York affirmed the decision of the appellate court that the tax statute required us to collect and remit the disputed taxes. Our petition for certiorari to the U.S. Supreme Court on grounds of federal preemption was denied. We previously paid the principal amount of tax at issue, under protest, while the suit was pending. On December 21, 2018, Sprint Communications and the State of New York settled the dispute, as well as an unrelated tax matter. As a result, the Company recognized an additional $50 million of litigation expense during the three-month period ended December 31, 2018.
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
On October 9, 2018, October 18, 2018, and October 24, 2018, three purported stockholders of Sprint commenced actions, captioned Klein v. Sprint Corporation et al., Muehlgay v. Sprint Corporation et al., and Binns Blount v. Sprint Corporation et al., in the United States District Court for the District of Delaware. The complaints name Sprint and the

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

members of the Sprint board of directors as defendants. The complaints asserted claims under Section 14(a) and Section 20(a) of the Exchange Act challenging the adequacy of the disclosures relating to the proposed merger transactions with T-Mobile made in the associated joint consent solicitation statement/prospectus. The complaints sought, among other relief, an injunction preventing the parties from consummating the merger transactions, damages in the event the merger transactions are consummated, and the award of attorneys’ fees. On October 29, 2018, the plaintiff in the Binns Blount action filed a notice voluntarily dismissing their complaint without prejudice. On December 27, 2018, the Klein case was dismissed. On January 4, 2019, the Muehlgay case was dismissed.
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
The minimum cash obligation was $2.8 billion under the Report and Order. We are, however, obligated to continue to pay the full amount of the costs relating to the reconfiguration plan, although those costs have exceeded $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The letter of credit was initially $2.5 billion, but has been reduced during the course of the proceeding to $78 million as of December 31, 2018. Since the inception of the program, we have incurred payments of approximately $3.6 billion directly attributable to our performance under the Report and Order, including $35 million during the nine-month period ended December 31, 2018. When incurred, substantially all costs are accounted for as additions to FCC licenses with the remainder as property, plant and equipment. Based on our expenses to date and on third party administrator's audits, we have exceeded $2.8 billion minimum cash obligation required by the FCC. On October 12, 2017, the FCC released a Declaratory Ruling that we have met the minimum cash obligation under the Report and Order and concluded that Sprint will not be required to make any payments to the U.S. Treasury.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Completion of the 800 MHz band reconfiguration was initially required by June 26, 2008 and public safety reconfiguration is nearly complete across the country with the exception of the States of California and Texas. These areas, however, are nearly complete. The FCC continues to grant the remaining 800 MHz public safety licensees additional time to complete their band reconfigurations which, in turn, delays our access to our 800 MHz replacement channels in these areas. In the non-border areas of these states where band reconfiguration is complete, Sprint has received its replacement spectrum in the 800 MHz band and Sprint is deploying 3G CDMA and 4G LTE on this spectrum in combination with its spectrum in the 1.9 GHz and 2.5 GHz bands.

Note 12.	Per Share Data
The computation of basic and diluted net (loss) income per common share attributable to Sprint was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(in millions, except per share amounts)
Net (loss) income	$(145)	$7,156	$235	$7,314
Less: Net loss (income) attributable to noncontrolling interests	4	6	(4)	6
Net (loss) income attributable to Sprint	$(141)	$7,162	$231	$7,320

Basic weighted average common shares outstanding	4,078	4,001	4,050	3,998
Effect of dilutive securities:
Options and restricted stock units	—	47	56	61
Warrants(1)	—	13	4	21
Diluted weighted average common shares outstanding	4,078	4,061	4,110	4,080

Basic net (loss) income per common share attributable to Sprint	$(0.03)	$1.79	$0.06	$1.83
Diluted net (loss) income per common share attributable to Sprint	$(0.03)	$1.76	$0.06	$1.79

Potentially dilutive securities:
Outstanding stock options(2)	96	6	6	6
 _________________

(1)
For the nine-month period ended December 31, 2018, dilutive securities attributable to warrants include 1 million shares issuable under the warrant held by SoftBank. For the three- and nine-month periods ended December 31, 2017, dilutive securities attributable to warrants include 9 million and 17 million shares, respectively, issuable under the warrant held by SoftBank. At the close of the merger with SoftBank, the warrant was issued at $5.25 per share. On July 10, 2018, SoftBank exercised its warrant in full to purchase 55 million shares of Sprint common stock for $287 million.

(2)	Potentially dilutive securities were not included in the computation of diluted net (loss) income per common share if to do so would have been antidilutive.

Note 13.	Segments
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
Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended December 31, 2018
Net operating revenues	$8,351	$245	$5	$8,601
Inter-segment revenues(1)	—	71	(71)	—
Total segment operating expenses(2)	(5,240)	(332)	72	(5,500)
Segment earnings (loss)	$3,111	$(16)	$6	3,101
Less:
Depreciation - network and other				(1,088)
Depreciation - equipment rentals				(1,137)
Amortization				(145)
Merger costs(3)				(67)
Other, net(4)				(185)
Operating income				479
Interest expense				(664)
Other income, net				32
Loss before income taxes				$(153)

Statement of Operations Information	Wireless including hurricane and other	Wireless hurricane and other	Wireless excluding hurricane and other	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended December 31, 2017
Net operating revenues(2)	$7,928	$21	$7,949	$307	$4	$8,260
Inter-segment revenues(1)	—	—	—	86	(86)	—
Total segment operating expenses(2)	(5,286)	96	(5,190)	(423)	72	(5,541)
Segment earnings (loss)	$2,642	$117	$2,759	$(30)	$(10)	2,719
Less:
Depreciation - network and other						(987)
Depreciation - equipment rentals						(990)
Amortization						(196)
Hurricane-related costs(2)						(66)
Other, net(4)						247
Operating income						727
Interest expense						(581)
Other expense, net						(42)
Income before income taxes						$104

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Information	Wireless including hurricane	Wireless hurricane	Wireless excluding hurricane	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Nine Months Ended December 31, 2018
Net operating revenues(2)	$24,365	$(3)	$24,362	$781	$13	$25,156
Inter-segment revenues(1)	—	—	—	201	(201)	—
Total segment operating expenses(2)	(14,650)	(7)	(14,657)	(1,060)	198	(15,519)
Segment earnings (loss)	$9,715	$(10)	$9,705	$(78)	$10	9,637
Less:
Depreciation - network and other						(3,132)
Depreciation - equipment rentals						(3,454)
Amortization						(475)
Hurricane-related reimbursements(2)						32
Merger costs(3)						(216)
Other, net(4)						(320)
Operating income						2,072
Interest expense						(1,934)
Other income, net						153
Income before income taxes						$291

Statement of Operations Information	Wireless including hurricane and other	Wireless hurricane and other	Wireless excluding hurricane and other	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Nine Months Ended December 31, 2017
Net operating revenues(2)	$23,347	$33	$23,380	$963	$13	$24,356
Inter-segment revenues(1)	—	—	—	272	(272)	—
Total segment operating expenses(2)	(15,109)	118	(14,991)	(1,305)	241	(16,055)
Segment earnings (loss)	$8,238	$151	$8,389	$(70)	$(18)	8,301
Less:
Depreciation - network and other						(2,961)
Depreciation - equipment rentals						(2,732)
Amortization						(628)
Hurricane-related costs(2)						(100)
Other, net(4)						611
Operating income						2,491
Interest expense						(1,789)
Other expense, net						(50)
Income before income taxes						$652

Other Information			Wireless	Wireline	Corporate and Other	Consolidated
			(in millions)
Capital expenditures for the nine months ended December 31, 2018			$9,101	$170	$282	$9,553
Capital expenditures for the nine months ended December 31, 2017			$7,612	$132	$328	$8,072
_________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to, or use by, wireless subscribers.

(2)
The nine-month period ended December 31, 2018 includes $32 million of hurricane-related reimbursements, which are classified in our consolidated statements of comprehensive (loss) income as follows: $3 million as revenue in net operating revenues, $6 million as cost of services, $1 million as selling, general and administrative expenses and $22 million as other, net, all within the Wireless segment. The three- and nine-month periods ended December 31, 2017 includes $66 million and $100 million, respectively, of hurricane-related costs, which are classified in our consolidated statements of comprehensive (loss) income as follows: $21 million and $33 million, respectively, as contra-revenue in net operating revenues, $30 million and $45 million, respectively, as cost of services, $15 million and $17 million, respectively, as selling, general and administrative expenses and $5 million in the nine-month period only as other, net, all within the Wireless segment. In addition, the three- and nine-month periods ended December 31, 2017 includes a $51 million charge related to a regulatory fee matter, which is classified as cost of services in our consolidated statements of comprehensive (loss) income.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(3)
The three- and nine-month periods ended December 31, 2018 includes $67 million and $216 million, respectively, of merger-related costs, which were recorded as selling, general and administrative expenses in the consolidated statements of comprehensive (loss) income.

(4)
Other, net for the three- and nine-month periods ended December 31, 2018 includes $30 million and $63 million, respectively, of severance and exit costs primarily due to lease exit costs, reductions in work force and access termination charges. The three- and nine-month periods ended December 31, 2018 includes $117 million and $185 million, respectively, of loss on disposal of property, plant and equipment primarily related to cell site construction costs and other network costs that are no longer recoverable as a result of changes in our network plans. In addition, the three- and nine-month periods ended December 31, 2018 include a $12 million gain from the sale of certain assets and $50 million in litigation expense related to tax matters settled with the State of New York. The nine-month period ended December 31, 2018 includes $34 million associated with the purchase of certain leased spectrum assets, which upon termination of the related spectrum leases resulted in the accelerated recognition of the unamortized favorable lease balances. Other, net for the three- and nine-month periods ended December 31, 2017 includes $13 million of severance and exit costs in both periods and net reductions of $260 million and $315 million, respectively, primarily associated with legal settlements or favorable developments in pending legal proceeding. The nine-month period ended December 31, 2017 includes a $175 million net loss on disposal of property, plant and equipment, which consisted of a $181 million loss related to cell site construction costs that are no longer recoverable as a result of changes in our network plans, slightly offset by a $6 million gain. In addition, the nine-month period ended December 31, 2017 includes a $479 million non-cash gain related to spectrum license exchanges with other carriers and a $5 million reversal of previously accrued contract termination costs primarily related to the termination of our relationship with General Wireless Operations Inc. (Radio Shack).

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended December 31, 2018
Service revenue	$5,160	$297	$(71)	$5,386
Wireless equipment sales	1,589	—	—	1,589
Wireless equipment rentals	1,313	—	—	1,313
Other	289	19	5	313
Total net operating revenues	$8,351	$316	$(66)	$8,601

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended December 31, 2017
Service revenue(2)	$5,311	$377	$(88)	$5,600
Wireless equipment sales	1,262	—	—	1,262
Wireless equipment rentals	1,047	—	—	1,047
Other	329	16	6	351
Total net operating revenues	$7,949	$393	$(82)	$8,260

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Nine Months Ended December 31, 2018
Service revenue(2)	$15,536	$914	$(201)	$16,249
Wireless equipment sales	4,180	—	—	4,180
Wireless equipment rentals	3,778	—	—	3,778
Other	868	68	13	949
Total net operating revenues	$24,362	$982	$(188)	$25,156

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Nine Months Ended December 31, 2017
Service revenue(2)	$16,141	$1,188	$(273)	$17,056
Wireless equipment sales	3,443	—	—	3,443
Wireless equipment rentals	2,912	—	—	2,912
Other	884	47	14	945
Total net operating revenues	$23,380	$1,235	$(259)	$24,356

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

(2)
Service revenue related to the Wireless segment in the nine-month period ended December 31, 2018 excludes $3 million of hurricane-related revenue reimbursements reflected in net operating revenues in our consolidated statements of comprehensive (loss) income. Service revenue related to the Wireless segment in the three- and nine-month periods ended December 31, 2017 excludes $21 million and $33 million, respectively, of hurricane-related contra-revenue costs reflected in net operating revenues in our consolidated statements of comprehensive (loss) income.

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
The supply chain and inventory management arrangement included, among other things, that Brightstar may purchase inventory from the original equipment manufacturers to sell directly to our indirect dealers. As compensation for these services, we remit per unit fees to Brightstar for each device sold to dealers or retailers in our indirect channels. During the three- and nine-month periods ended December 31, 2018 and 2017, we incurred fees under these arrangements totaling $18 million, $51 million, $25 million and $71 million, respectively, which are recognized in "Cost of equipment sales" and "Selling, general and administrative" expenses in the consolidated statements of comprehensive (loss) income. Additionally, we have an arrangement with Brightstar whereby they perform certain of our reverse logistics including device buyback, trade-in technology and related services.
During the three-month period ended September 30, 2017, we entered into an arrangement with Brightstar whereby accessories previously procured by us and sold to customers in our direct channels will now be procured and consigned to us from Brightstar. Amounts billed from the sale of accessory inventory are remitted to Brightstar. In exchange for our efforts to sell accessory inventory owned by Brightstar, we received a fixed fee from Brightstar for each device activated in our direct channels. In August 2018, the arrangement was amended and we will receive a share of the profits associated with the sale of accessory inventory owned by Brightstar. For the three- and nine-month periods ended December 31, 2018 and 2017, Sprint earned fees under these arrangements of $52 million, $149 million, $71 million and $100 million, respectively, which are recognized as other revenue within "Service revenue" in the consolidated statements of comprehensive (loss) income.
Amounts included in our consolidated financial statements associated with these supply chain and inventory management arrangements with Brightstar were as follows:

Consolidated balance sheets:	December 31, 2018	March 31, 2018
	(in millions)
Accounts receivable	$134	$188
Accounts payable and accrued expenses and other current liabilities	$37	$88

	Three Months Ended		Nine Months Ended
Consolidated statements of comprehensive (loss) income:	December 31,		December 31,
	2018	2017	2018	2017
	(in millions)
Equipment sales	$619	$639	$1,448	$1,432
Cost of equipment sales	$644	$657	$1,510	$1,465

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Guarantor Financial Information
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
During the nine-month periods ended December 31, 2018 and 2017, there were non-cash equity distributions from the non-guarantor subsidiaries to Subsidiary Guarantor of approximately $1.1 billion and non-cash equity contributions from Subsidiary Guarantor to the non-guarantor subsidiaries of $4.7 billion, respectively, as a result of organizational restructuring for tax purposes. As of December 31, 2018, there were $24.0 billion of intercompany notes issued by the Subsidiary Guarantor to the non-guarantor subsidiaries. The notes are subordinated to all unaffiliated third-party obligations of Sprint Corporation and its subsidiaries.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2018
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$5,800	$391	$—	$6,191
Short-term investments	—	632	—	—	632
Accounts and notes receivable, net	233	477	3,455	(710)	3,455
Current portion of notes receivable from consolidated affiliates	—	424	—	(424)	—
Device and accessory inventory	—	—	919	—	919
Prepaid expenses and other current assets	—	15	1,184	—	1,199
Total current assets	233	7,348	5,949	(1,134)	12,396
Investments in subsidiaries	27,983	19,314	—	(47,297)	—
Property, plant and equipment, net	—	—	21,422	—	21,422
Costs to acquire a customer contract	—	—	1,497	—	1,497
Due from consolidated affiliates	289	1,849	—	(2,138)	—
Notes receivable from consolidated affiliates	11,877	23,567	—	(35,444)	—
Intangible assets
Goodwill	—	—	6,598	—	6,598
FCC licenses and other	—	—	41,448	—	41,448
Definite-lived intangible assets, net	—	—	1,915	—	1,915
Other assets	—	70	1,058	—	1,128
Total assets	$40,382	$52,148	$79,887	$(86,013)	$86,404

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$3,637	$—	$3,637
Accrued expenses and other current liabilities	235	349	3,593	(710)	3,467
Current portion of long-term debt, financing and capital lease obligations	—	351	3,245	—	3,596
Current portion of notes payable to consolidated affiliates	—	—	424	(424)	—
Total current liabilities	235	700	10,899	(1,134)	10,700
Long-term debt, financing and capital lease obligations	11,877	10,837	13,574	—	36,288
Notes payable to consolidated affiliates	—	11,877	23,567	(35,444)	—
Deferred tax liabilities	—	—	7,684	—	7,684
Other liabilities	—	751	2,652	—	3,403
Due to consolidated affiliates	—	—	2,138	(2,138)	—
Total liabilities	12,112	24,165	60,514	(38,716)	58,075
Commitments and contingencies
Total stockholders' equity	28,270	27,983	19,314	(47,297)	28,270
Noncontrolling interests	—	—	59	—	59
Total equity	28,270	27,983	19,373	(47,297)	28,329
Total liabilities and equity	$40,382	$52,148	$79,887	$(86,013)	$86,404

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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended December 31, 2018
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service	$—	$—	$5,699	$—	$5,699
Equipment sales	—	—	1,589	—	1,589
Equipment rentals	—	—	1,313	—	1,313
	—	—	8,601	—	8,601
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	1,648	—	1,648
Cost of equipment sales	—	—	1,734	—	1,734
Cost of equipment rentals (exclusive of depreciation below)	—	—	182	—	182
Selling, general and administrative	—	—	2,003	—	2,003
Depreciation - network and other	—	—	1,088	—	1,088
Depreciation - equipment rentals	—	—	1,137	—	1,137
Amortization	—	—	145	—	145
Other, net	—	—	185	—	185
	—	—	8,122	—	8,122
Operating income	—	—	479	—	479
Other income (expense):
Interest income	227	540	175	(904)	38
Interest expense	(227)	(609)	(732)	904	(664)
(Losses) earnings of subsidiaries	(141)	(69)	—	210	—
Other expense, net	—	(3)	(3)	—	(6)
	(141)	(141)	(560)	210	(632)
(Loss) income before income taxes	(141)	(141)	(81)	210	(153)
Income tax benefit	—	—	8	—	8
Net (loss) income	(141)	(141)	(73)	210	(145)
Less: Net loss attributable to noncontrolling interests	—	—	4	—	4
Net (loss) income attributable to Sprint Corporation	(141)	(141)	(69)	210	(141)
Other comprehensive (loss) income	(25)	(25)	—	25	(25)
Comprehensive (loss) income	$(166)	$(166)	$(73)	$235	$(170)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31, 2017
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service	$—	$—	$5,930	$—	$5,930
Equipment sales	—	—	1,262	—	1,262
Equipment rentals	—	—	1,047	—	1,047
	—	—	8,239	—	8,239
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	1,733	—	1,733
Cost of equipment sales	—	—	1,673	—	1,673
Cost of equipment rentals (exclusive of depreciation below)	—	—	123	—	123
Selling, general and administrative	—	—	2,108	—	2,108
Depreciation - network and other	—	—	987	—	987
Depreciation - equipment rentals	—	—	990	—	990
Amortization	—	—	196	—	196
Other, net	—	—	(298)	—	(298)
	—	—	7,512	—	7,512
Operating income	—	—	727	—	727
Other income (expense):
Interest income	198	458	1	(643)	14
Interest expense	(198)	(382)	(644)	643	(581)
Earnings (losses) of subsidiaries	7,162	7,088	—	(14,250)	—
Other expense, net	—	(2)	(54)	—	(56)
	7,162	7,162	(697)	(14,250)	(623)
Income (loss) before income taxes	7,162	7,162	30	(14,250)	104
Income tax benefit	—	—	7,052	—	7,052
Net income (loss)	7,162	7,162	7,082	(14,250)	7,156
Less: Net loss attributable to noncontrolling interests	—	—	6	—	6
Net income (loss) attributable to Sprint Corporation	7,162	7,162	7,088	(14,250)	7,162
Other comprehensive income (loss)	26	26	6	(32)	26
Comprehensive income (loss)	$7,188	$7,188	$7,088	$(14,282)	$7,182

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended December 31, 2018
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service	$—	$—	$17,201	$—	$17,201
Equipment sales	—	—	4,180	—	4,180
Equipment rentals	—	—	3,778	—	3,778
	—	—	25,159	—	25,159
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	5,019	—	5,019
Cost of equipment sales	—	—	4,521	—	4,521
Cost of equipment rentals (exclusive of depreciation below)	—	—	457	—	457
Selling, general and administrative	—	—	5,731	—	5,731
Depreciation - network and other	—	—	3,132	—	3,132
Depreciation - equipment rentals	—	—	3,454	—	3,454
Amortization	—	—	475	—	475
Other, net	—	—	298	—	298
	—	—	23,087	—	23,087
Operating income	—	—	2,072	—	2,072
Other income (expense):
Interest income	679	1,632	517	(2,699)	129
Interest expense	(679)	(1,755)	(2,199)	2,699	(1,934)
Earnings (losses) of subsidiaries	231	337	—	(568)	—
Other income, net	—	17	7	—	24
	231	231	(1,675)	(568)	(1,781)
Income (loss) before income taxes	231	231	397	(568)	291
Income tax expense	—	—	(56)	—	(56)
Net income (loss)	231	231	341	(568)	235
Less: Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
Net income (loss) attributable to Sprint Corporation	231	231	337	(568)	231
Other comprehensive (loss) income	(20)	(20)	(10)	30	(20)
Comprehensive income (loss)	$211	$211	$331	$(538)	$215

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended December 31, 2017
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service	$—	$—	$17,968	$—	$17,968
Equipment sales	—	—	3,443	—	3,443
Equipment rentals	—	—	2,912	—	2,912
	—	—	24,323	—	24,323
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	5,140	—	5,140
Cost of equipment sales	—	—	4,622	—	4,622
Cost of equipment rentals (exclusive of depreciation below)	—	—	347	—	347
Selling, general and administrative	—	—	6,059	—	6,059
Depreciation - network and other	—	—	2,961	—	2,961
Depreciation - equipment rentals	—	—	2,732	—	2,732
Amortization	—	—	628	—	628
Other, net	—	(55)	(602)	—	(657)
	—	(55)	21,887	—	21,832
Operating income	—	55	2,436	—	2,491
Other income (expense):
Interest income	593	783	10	(1,320)	66
Interest expense	(593)	(1,171)	(1,345)	1,320	(1,789)
Earnings (losses) of subsidiaries	7,320	7,722	—	(15,042)	—
Other expense, net	—	(69)	(47)	—	(116)
	7,320	7,265	(1,382)	(15,042)	(1,839)
Income (loss) before income taxes	7,320	7,320	1,054	(15,042)	652
Income tax benefit	—	—	6,662	—	6,662
Net income (loss)	7,320	7,320	7,716	(15,042)	7,314
Less: Net loss attributable to noncontrolling interests	—	—	6	—	6
Net income (loss) attributable to Sprint Corporation	7,320	7,320	7,722	(15,042)	7,320
Other comprehensive income (loss)	38	38	18	(56)	38
Comprehensive income (loss)	$7,358	$7,358	$7,734	$(15,098)	$7,352

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended December 31, 2018
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(408)	$7,990	$—	$7,582
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(3,814)	—	(3,814)
Capital expenditures - leased devices	—	—	(5,739)	—	(5,739)
Expenditures relating to FCC licenses	—	—	(145)	—	(145)
Proceeds from sales and maturities of short-term investments	—	6,619	—	—	6,619
Purchases of short-term investments	—	(5,152)	—	—	(5,152)
Change in amounts due from/due to consolidated affiliates	(253)	(1,285)	—	1,538	—
Proceeds from sales of assets and FCC licenses	—	—	416	—	416
Proceeds from deferred purchase price from sale of receivables	—	—	223	—	223
Proceeds from corporate owned life insurance policies	—	110	—	—	110
Proceeds from intercompany note advance to consolidated affiliate	—	424	—	(424)	—
Other, net	—	—	52	—	52
Net cash (used in) provided by investing activities	(253)	716	(9,007)	1,114	(7,430)
Cash flows from financing activities:
Proceeds from debt and financings	—	1,100	5,316	—	6,416
Repayments of debt, financing and capital lease obligations	—	(1,783)	(5,154)	—	(6,937)
Debt financing costs	(28)	(47)	(211)	—	(286)
Proceeds from issuance of common stock, net	281	—	—	—	281
Change in amounts due from/due to consolidated affiliates	—	—	1,538	(1,538)	—
Repayments of intercompany note advance from parent	—	—	(424)	424	—
Net cash provided by (used in) financing activities	253	(730)	1,065	(1,114)	(526)
Net (decrease) increase in cash, cash equivalents and restricted cash	—	(422)	48	—	(374)
Cash, cash equivalents and restricted cash, beginning of period	—	6,222	437	—	6,659
Cash, cash equivalents and restricted cash, end of period	$—	$5,800	$485	$—	$6,285

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended December 31, 2017
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(1,016)	$8,425	$—	$7,409
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(2,539)	—	(2,539)
Capital expenditures - leased devices	—	—	(5,533)	—	(5,533)
Expenditures relating to FCC licenses	—	—	(92)	—	(92)
Proceeds from sales and maturities of short-term investments	—	7,113	—	—	7,113
Purchases of short-term investments	—	(1,842)	—	—	(1,842)
Change in amounts due from/due to consolidated affiliates	—	—	689	(689)	—
Proceeds from sales of assets and FCC licenses	—	—	367	—	367
Proceeds from deferred purchase price from sale of receivables	—	—	909	—	909
Proceeds from corporate owned life insurance policies	—	2	—	—	2
Proceeds from intercompany note advance to consolidated affiliate	—	575	—	(575)	—
Other, net	—	—	(1)	—	(1)
Net cash provided by (used in) investing activities	—	5,848	(6,200)	(1,264)	(1,616)
Cash flows from financing activities:
Proceeds from debt and financings	—	—	3,073	—	3,073
Repayments of debt, financing and capital lease obligations	—	(2,530)	(4,629)	—	(7,159)
Debt financing costs	—	(9)	(10)	—	(19)
Call premiums paid on debt redemptions	—	(129)	—	—	(129)
Proceeds from issuance of common stock, net	—	12	—	—	12
Change in amounts due from/due to consolidated affiliates	—	(689)	—	689	—
Repayments of intercompany note advance from consolidated affiliate	—	—	(575)	575	—
Other, net	—	—	(18)	—	(18)
Net cash (used in) provided by financing activities	—	(3,345)	(2,159)	1,264	(4,240)
Net increase in cash, cash equivalents and restricted cash	—	1,487	66	—	1,553
Cash, cash equivalents and restricted cash, beginning of period	—	2,461	481	—	2,942
Cash, cash equivalents and restricted cash, end of period	$—	$3,948	$547	$—	$4,495

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16.	Additional Financial Information
Cash, Cash Equivalents and Restricted Cash
The following provides the classifications of cash, cash equivalents and restricted cash in the consolidated balance sheets:

	December 31, 2018	March 31, 2018
	(in millions)
Cash and cash equivalents	$6,191	$6,610
Restricted cash in Other assets (1)	94	49
Cash, cash equivalents and restricted cash	$6,285	$6,659
_________________

(1)	Restricted cash in Other assets is required as part of our spectrum financing transactions.
Accounts Payable
Accounts payable at December 31, 2018 and March 31, 2018 include liabilities in the amounts of $76 million and $66 million, respectively, for payments issued in excess of associated bank balances but not yet presented for collection.

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
Business Combination Agreement
On April 29, 2018, we announced that we entered into a Business Combination Agreement with T-Mobile US (T-Mobile) to merge in an all-stock transaction for a fixed exchange ratio of 0.10256 of T-Mobile shares for each Sprint share, or the equivalent of 9.75 Sprint shares for each T-Mobile share. Immediately following the transactions, Deutsche Telekom AG and SoftBank Group Corp. are expected to hold approximately 42% and 27% of fully-diluted shares of the combined company, respectively, with the remaining 31% of the fully-diluted shares of the combined company held by public stockholders. The Board will consist of 14 directors, of which nine will be nominated by Deutsche Telekom AG, four will be nominated by SoftBank Group Corp, and the final director will be the CEO of the combined company. The combined company will be named T-Mobile. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close in the first half of calendar year 2019. Sprint and T-Mobile completed the Hart-Scott-Rodino filing with the Department of Justice on May 24, 2018. On June 18, 2018, the parties filed with the FCC the merger applications, including the Public Interest Statement. On July 18, 2018, the FCC accepted the applications for filing and established a public comment period for the transaction. The formal comment period concluded on October 31, 2018. The transaction received clearance from the Committee on Foreign Investment in the United States on December 17, 2018 and is awaiting further regulatory approvals.
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
Under the Sprint brand, we currently offer our devices through leasing and installment billing programs, and within limited plan offerings devices may be subsidized in exchange for a service contract. Our Sprint branded leasing and installment billing programs do not require a service contract but offer devices tied to service plans at lower monthly rates when compared to subsidy plans. The installment billing program requires the subscriber to pay full or a discounted retail price based on promotional activities for the device over the installment period. The leasing program requires the subscriber to pay a rental fee over the lease term. In July 2017, we introduced the Sprint Flex program, which gives customers the opportunity to enjoy their phone before deciding what option (upgrade, continue leasing, return or buy) works best for their lifestyle. Depending on device type, certain leases carry an option to upgrade to a new device annually prior to expiration of the lease. The terms of our lease and installment billing contracts require that customers maintain service otherwise the balance of the remaining contractual obligation on the device is due upon termination of their service. The subsidy program, which has been de-emphasized, requires a service contract and allows for a subscriber to purchase a device generally at a discount. Additionally, in our non-Sprint branded postpaid plan we offer devices through an installment billing program while requiring service to be purchased on a prepaid basis. The majority of Sprint's current handset activations occur on our Sprint Flex leasing program.
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
Overall, our densification and introduction of 5G technologies are expected to continue to enhance the customer experience by adding data capacity, increasing the wireless data speeds available to our customers, and improving network performance for both voice and data services. While circumstances may change in the future, we believe that our substantial spectrum holdings are sufficient to allow us to continue to provide consistent network reliability, capacity, and speed. As part of the evolution of our existing network toward 5G, we plan to modify our existing backhaul architecture to enable increased capacity to our network at a lower cost by either negotiating lower vendor pricing for existing Ethernet technology or replacing Ethernet with fiber. We expect to incur termination costs associated with Ethernet contractual commitments with third party vendors ranging between approximately $150 million to $175 million, of which the majority are expected to be incurred by December 31, 2020.
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

RESULTS OF OPERATIONS
Consolidated Results of Operations
The following table provides an overview of the consolidated results of operations.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(in millions)
Wireless segment earnings	$3,111	$2,759	$9,705	$8,389
Wireline segment loss	(16)	(30)	(78)	(70)
Corporate, other and eliminations	6	(10)	10	(18)
Consolidated segment earnings	3,101	2,719	9,637	8,301
Depreciation - network and other	(1,088)	(987)	(3,132)	(2,961)
Depreciation - equipment rentals	(1,137)	(990)	(3,454)	(2,732)
Amortization	(145)	(196)	(475)	(628)
Other, net	(252)	181	(504)	511
Operating income	479	727	2,072	2,491
Interest expense	(664)	(581)	(1,934)	(1,789)
Other income (expense), net	32	(42)	153	(50)
Income tax benefit (expense)	8	7,052	(56)	6,662
Net (loss) income	$(145)	$7,156	$235	$7,314
Depreciation Expense - Network and Other
Depreciation expense - network and other increased $101 million, or 10%, and $171 million, or 6%, for the three- and nine-month periods ended December 31, 2018, respectively, compared to the same periods in 2017, primarily due to increased depreciation on new asset additions, partially offset by decreases associated with fully depreciated or retired assets.
Depreciation Expense - Equipment Rentals
Depreciation expense - equipment rentals increased $147 million, or 15%, and $722 million, or 26%, for the three- and nine-month periods ended December 31, 2018, respectively, compared to the same periods in 2017, primarily due to increased depreciation on new leased devices as a result of the continued growth of the device leasing program. This increase was partially offset by decreased depreciation for fully depreciated or retired leased devices combined with favorable changes to leased device residual values.
Amortization Expense
Amortization expense decreased $51 million, or 26%, and $153 million, or 24%, for the three- and nine-month periods ended December 31, 2018, respectively, compared to the same periods in 2017, primarily due to customer relationship intangible assets that are amortized using the sum-of-the-months'-digits method, which results in higher amortization rates in early periods that decline over time.
Other, net
The following table provides additional information regarding items included in "Other, net" for the three- and nine-month periods ended December 31, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(in millions)
Severance and exit costs	$(30)	$(13)	$(63)	$(13)
Litigation expenses and other contingencies	(50)	260	(50)	315
Loss on disposal of property, plant and equipment, net	(117)	—	(185)	(175)
Contract termination (costs) benefits	—	—	(34)	5
Gains from asset dispositions and exchanges	12	—	12	479
Merger costs	(67)	—	(216)	—
Hurricane-related (costs) reimbursements	—	(66)	32	(100)
Total	$(252)	$181	$(504)	$511

Other, net represented an expense of $252 million and $504 million for the three- and nine-month periods ended December 31, 2018, respectively. During the three- and nine-month periods ended December 31, 2018, we recognized severance and exit costs of $30 million and $63 million, respectively, primarily due to lease exit costs, reductions in work force and access termination charges. During the three- and nine-month periods ended December 31, 2018, we recognized $50 million of litigation expense related to tax matters settled with the State of New York and a $12 million gain from the sale of certain assets. In addition, during the three- and nine-month periods ended December 31, 2018, we recorded $117 million and $185 million, respectively, of loss on disposal of property, plant and equipment primarily related to cell site construction costs and other network costs that are no longer recoverable as a result of changes in our network plans. During the three-month period ended June 30, 2018, we recognized $34 million associated with the purchase of certain leased spectrum assets, which upon termination of the related spectrum leases resulted in the accelerated recognition of the unamortized favorable lease balances. In addition, during the three- and nine-month periods ended December 31, 2018, we incurred merger-related costs of $67 million and $216 million, respectively, which were recorded as selling, general and administrative expenses in the consolidated statements of comprehensive (loss) income. We also recorded $32 million of reimbursements during the nine-month period ended December 31, 2018 related to the hurricanes occurring in the prior fiscal year, which were recorded as revenue in net operating revenues, cost of services, selling, general and administrative expenses, and other, net in the consolidated statements of comprehensive (loss) income.
Other, net represented a benefit of $181 million and $511 million for the three- and nine-month periods ended December 31, 2017, respectively. During the three- and nine-month periods ended December 31, 2017, we recognized severance and exit costs of $13 million primarily associated with reductions in work force. We incurred hurricane-related costs of $66 million and $100 million during the three- and nine-month periods ended December 31, 2017, respectively, which were recorded as contra-revenue, cost of services, selling, general and administrative expenses, and loss on disposal of property, plant and equipment in the consolidated statements of comprehensive (loss) income. We recorded a net benefit in litigation expense and other contingencies of $260 million and $315 million during the three- and nine-month periods ended December 31, 2017, respectively, associated with settlements for patent infringement lawsuits as well as other contingencies associated with a regulatory fee matter. During the nine-month period ended December 31, 2017, we recorded a $479 million non-cash gain as a result of spectrum license exchanges with other carriers and a $5 million contract termination benefit. Additionally, we recognized a $175 million net loss on disposal of property, plant and equipment, which consisted of a $181 million loss related to cell site construction costs that are no longer recoverable as a result of changes in our network plans, slightly offset by a $6 million gain.
Interest Expense
Interest expense increased $83 million, or 14%, and $145 million, or 8%, for the three- and nine-month periods ended December 31, 2018, respectively, compared to the same periods in 2017. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $39.7 billion and $40.0 billion was 6.5% for both the three- and nine-month periods ended December 31, 2018, respectively. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $37.2 billion and $38.6 billion was 6.4% and 6.3% for the three- and nine-month periods ended December 31, 2017, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.
Other income (expense), net
Other income, net was $32 million and $153 million for the three- and nine-month periods ended December 31, 2018, respectively. Interest income during the three- and nine-month periods ended December 31, 2018 was $39 million and $129 million, respectively. In addition, during the nine-month period ended December 31, 2018 we recognized other income of $24 million as a result of a tax-related legal settlement.
Other expense, net was $42 million and $50 million for the three- and nine-month periods ended December 31, 2017, respectively. The expense was primarily due to $64 million and $70 million of equity in losses of unconsolidated investments, net during the three- and nine-month periods ended December 31, 2017, respectively, which included a $50 million impairment to an equity method investment. In addition, during the nine-month period ended December 31, 2017, $65 million of loss on early extinguishment of debt related to the retirement of portions of the Sprint Communications 8.375% Notes due 2017 and 9.000% Guaranteed Notes due 2018 was offset by $66 million of interest income.
Income Taxes
The U.S. federal statutory tax rates for the three- and nine-month periods ended December 31, 2018 and 2017 were 21% and 31.5%, respectively. The Tax Cuts and Jobs Act (the Tax Act) enacted in December 2017, reduced the corporate income tax rate effective January 1, 2018.

Income tax benefit of $8 million and expense of $56 million for the three- and nine-month periods ended December 31, 2018, respectively, represented a consolidated effective tax rate of 5% and 19%, respectively. During the nine-month period ended December 31, 2018, we recognized a $62 million tax benefit for the impact of state law changes enacted during the period, partially offset by a $12 million tax expense attributable to organizational restructuring. These adjustments were primarily driven by the change in carrying value of our deferred tax assets and liabilities on temporary differences.
Income tax benefit of $7.1 billion for the three-month period ended December 31, 2017 was primarily attributable to the impact of the Tax Act. Income tax benefit of $6.7 billion for the nine-month period ended December 31, 2017 was primarily attributable to the impact of the Tax Act, partially offset by taxable temporary differences from the tax amortization of FCC licenses and tax expense on pre-tax gains from spectrum license exchanges during the period. We also increased our deferred state income tax liability by $69 million for changes in business activities causing us to become subject to income tax in additional tax jurisdictions. This resulted in a change in the measurement of the carrying value of our deferred tax liability on temporary differences, primarily FCC licenses.
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
As shown by the table above under "Consolidated Results of Operations," Wireless segment earnings represented almost all of our total consolidated segment earnings for the three- and nine-month periods ended December 31, 2018 and 2017. Within the Wireless segment, postpaid wireless services represent the most significant contributor to earnings, and is driven by the number of postpaid subscribers utilizing our services, as well as average revenue per user (ARPU). The wireless industry is subject to competition to retain and acquire subscribers of wireless services. All markets in which we operate have high rates of penetration for wireless services.
Device Financing Programs
We offer a leasing program whereby qualified subscribers can lease a device for a contractual period of time, and an installment billing program that allows subscribers to purchase a device by paying monthly installments, generally over 24 months. In July 2017, we introduced the Sprint Flex program, which gives customers the opportunity to enjoy their phone before deciding what option (upgrade, continue leasing, return or buy) works best for their lifestyle. Depending on device type, certain leases carry an option to upgrade to a new device annually prior to expiration of the lease. At the end of the lease term, the subscriber has the option to return the device, continue leasing the device, or purchase the device.
As of December 31, 2018, substantially all of our device leases were classified as operating leases and predominantly all of our subscribers choose the leasing option under the Sprint Flex program. As a result, the leased devices are classified as property, plant and equipment when made available to subscribers through Sprint's direct channels. For leases in the indirect channel, we purchase the devices at lease inception from the dealer, which are then capitalized to property, plant and equipment. Lease revenue is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value, generally over the lease term. As these devices are classified as property, plant and equipment, the cost of the device is not recorded as cost of equipment sales compared to when sold under the installment billing or the traditional subsidy program, which results in a significant positive impact to Wireless segment earnings. Depreciation expense incurred on leased devices for the three- and nine-month periods ended December 31, 2018 and 2017, was $1.1 billion, $3.5 billion, $990 million and $2.7 billion, respectively. If the mix of leased devices within our subscriber base continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase.

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
The following table provides an overview of the results of operations of our Wireless segment.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Wireless Segment Earnings	2018	2017	2018	2017
	(in millions)
Postpaid (1)	$4,236	$4,314	$12,676	$13,151
Prepaid (1)	924	997	2,860	2,990
Retail service revenues	5,160	5,311	15,536	16,141
Wholesale, affiliate and other	289	329	868	884
Total service revenue	5,449	5,640	16,404	17,025
Equipment sales	1,589	1,262	4,180	3,443
Equipment rentals	1,313	1,047	3,778	2,912
Total net operating revenues	8,351	7,949	24,362	23,380
Cost of services (exclusive of depreciation and amortization) (1)	(1,439)	(1,385)	(4,340)	(4,204)
Cost of equipment sales	(1,734)	(1,673)	(4,521)	(4,622)
Cost of equipment rentals (exclusive of depreciation)	(182)	(123)	(457)	(347)
Selling, general and administrative expense (1)	(1,885)	(2,009)	(5,339)	(5,818)
Total net operating expenses	(5,240)	(5,190)	(14,657)	(14,991)
Wireless segment earnings	$3,111	$2,759	$9,705	$8,389
_______________

(1)
The nine-month period ended December 31, 2018 excludes hurricane-related reimbursements of $3 million of postpaid service revenue, $6 million of cost of services, and $1 million of selling, general and administrative expenses. The three- and nine-month periods ended December 31, 2017 excludes $17 million and $25 million, respectively, of hurricane-related postpaid service contra-revenue, $4 million and $8 million, respectively, of hurricane-related prepaid service contra-revenue, $30 million and $45 million, respectively, of cost of services, and $15 million and $17 million, respectively, of selling, general and administrative expenses. In addition, the three- and nine-month periods ended December 31, 2017, excludes a $51 million charge from costs of services related to a regulatory fee matter.

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
Retail service revenue decreased $151 million, or 3%, and $605 million, or 4% for the three- and nine-month periods ended December 31, 2018, respectively, compared to the same periods in 2017. The decreases were primarily due to a lower amount of revenue allocated to service revenue following the adoption of Topic 606, combined with lower average revenue per postpaid and prepaid subscribers driven by an increase in subscribers on lower price plans and promotional activities. These decreases were partially offset by an increase in average postpaid and prepaid subscribers.
Wholesale, affiliate and other revenues decreased $40 million, or 12%, and $16 million, or 2% for the three- and nine-month periods ended December 31, 2018, respectively, compared to the same periods in 2017. The decreases were primarily due to lower imputed interest associated with installment billing on devices due to the growth of our leasing program and impacts following the adoption of Topic 606. These decreases were partially offset by an increase in lifeline subscribers and fees earned under an accessories arrangement with Brightstar, which commenced during the quarter ending September 30, 2017. Approximately 81% of our total wholesale and affiliate subscribers represent connected devices. These devices generate revenue which varies based on usage.
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(subscribers in thousands)
Average postpaid subscribers	32,361	31,728	32,218	31,606
Average prepaid subscribers	8,918	8,840	8,976	8,756
Average retail subscribers	41,279	40,568	41,194	40,362
The table below summarizes ARPU. Additional information about ARPU for each quarter since the quarter ended June 30, 2017 may be found in the tables on the following pages.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
ARPU(1):
Postpaid	$43.64	$45.13	$43.73	$46.14
Prepaid	$34.53	$37.46	$35.40	$37.84
Average retail	$41.67	$43.46	$41.90	$44.34

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

Postpaid ARPU for the three- and nine-month periods ended December 31, 2018 decreased compared to the same periods in 2017 primarily due to lower revenue allocated to service revenue following the adoption of Topic 606, lower service revenue resulting from subscriber migrations to lower price plans and increased promotional activities. Prepaid ARPU decreased for the three- and nine-month periods ended December 31, 2018 compared to the same periods in 2017 primarily due to lower revenue allocated to service revenue following the adoption of Topic 606 and lower service revenue resulting from promotional activities. (See "Subscriber Results" below for more information.)
The following table shows (a) net additions (losses) of wireless subscribers, (b) our total subscribers, and (c) end of period connected device subscribers as of the end of each quarterly period beginning with the quarter ended June 30, 2017.

	June 30, 2017	Sept 30, 2017	Dec 31, 2017	March 31, 2018	June 30, 2018	Sept 30, 2018	Dec 31, 2018
Net additions (losses) (in thousands)(1)
Postpaid	(39)	168	256	39	123	109	309
Prepaid	35	95	63	170	3	(14)	(173)
Wholesale and affiliates	65	115	66	(165)	(69)	(115)	(88)
Total Wireless	61	378	385	44	57	(20)	48

End of period subscribers (in thousands)(1)
Postpaid(2)(4)(5)(6)	31,518	31,686	31,942	32,119	32,187	32,296	32,605
Prepaid(2)(3)(4)(7)(8)	8,719	8,765	8,997	8,989	9,033	9,019	8,846
Wholesale and affiliates(3)(4)(5)(9)(10)	13,461	13,576	13,642	13,517	13,347	13,232	13,044
Total Wireless	53,698	54,027	54,581	54,625	54,567	54,547	54,495

Supplemental data - connected devices
End of period subscribers (in thousands)(5)
Retail postpaid	2,091	2,158	2,259	2,335	2,429	2,585	2,821
Wholesale and affiliates	11,100	11,221	11,272	11,162	10,963	10,838	10,563
Total	13,191	13,379	13,531	13,497	13,392	13,423	13,384
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

(9)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these subscribers access to our network through our MVNO relationships, approximately 2,420,000 subscribers at December 31, 2018 through these MVNO relationships have been inactive for at least six months, with no associated revenue during the six-month period ended December 31, 2018.

(10)
On April 1, 2018, 115,000 wholesale subscribers were removed from the subscriber base with no impact to revenue. During the three-month period ended December 31, 2018, an additional 100,000 wholesale subscribers were removed from the subscriber base with no impact to revenue.

The following table shows our average rates of monthly postpaid and prepaid subscriber churn as of the end of each quarterly period beginning with the quarter ended June 30, 2017.

	June 30, 2017(2)	Sept 30, 2017	Dec 31, 2017	March 31, 2018	June 30, 2018	Sept 30, 2018	Dec 31, 2018
Monthly subscriber churn rate(1)
Postpaid	1.65%	1.72%	1.80%	1.78%	1.63%	1.78%	1.85%
Prepaid	4.57%	4.83%	4.63%	4.30%	4.17%	4.74%	4.83%
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

(2)
In the quarter ended June 30, 2017, the Company enhanced subscriber reporting to better align certain early-life gross activations and deactivations associated with customers who have not paid us after the initial subscriber transaction. This enhancement had no impact to net additions but did result in reporting lower gross additions and lower deactivations in the quarter. Without this enhancement, total postpaid churn in the quarter would have been 1.73% versus 1.65%.

The following table shows our postpaid and prepaid ARPU as of the end of each quarterly period beginning with the quarter ended June 30, 2017.

	June 30, 2017	Sept 30, 2017	Dec 31, 2017	March 31, 2018	June 30, 2018	Sept 30, 2018	Dec 31, 2018
ARPU
Postpaid	$47.30	$46.00	$45.13	$44.40	$43.55	$43.99	$43.64
Prepaid	$38.24	$37.83	$37.46	$37.15	$36.27	$35.40	$34.53
Subscriber Results
Retail Postpaid — During the three-month period ended December 31, 2018, net postpaid subscriber additions were 309,000 compared to 256,000 in the same period in 2017. The net additions in the current quarter were primarily driven by net subscriber additions of other data devices and non-Sprint branded retail postpaid phones. The Company's non-Sprint branded postpaid offering allows prepaid customers to purchase a device under our installment billing program. This program provides prepaid customers with access to this offer under their respective brands. Qualified customers on this non-Sprint branded postpaid offering receive an extension of credit to purchase their device. The subscriber will remain classified as postpaid at the conclusion of their installment billing payments. During the quarter ended December 31, 2018, net subscriber additions under the non-Sprint branded postpaid plan offering were 107,000 and are included in total retail postpaid subscribers above.
Retail Prepaid — During the three-month period ended December 31, 2018, we lost 173,000 net prepaid subscribers compared to adding 63,000 in the same period in 2017. The net losses in the quarter were primarily due to the loss of prepaid customers qualifying for the non-Sprint branded postpaid offering as discussed above, combined with losses in the Virgin Mobile prepaid brand due to continued competitive pressures in the market.
Wholesale and Affiliate Subscribers — Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Of the 13.0 million subscribers included in wholesale and affiliates, approximately 81% represent connected devices. Wholesale and affiliate subscriber net losses were 88,000 during the three-month period ended December 31, 2018 compared to net additions of 66,000 during the same period in 2017, inclusive of net losses of connected devices totaling 175,000 and net additions totaling 51,000, respectively. The net losses in the three-month period ended December 31, 2018 were primarily attributable to a decline in connected devices, partially offset by an increase in subscribers through our prepaid resellers.
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
Cost of services increased $54 million, or 4%, and $136 million, or 3%, for the three- and nine-month periods ended December 31, 2018, respectively, compared to the same periods in 2017, primarily due to higher network costs including rent and backhaul. These increases were partially offset by a decrease in long distance due to the migration off of the Wireline network and lower service and repair costs.
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
Equipment sales increased $327 million, or 26%, and $737 million, or 21%, for the three- and nine-month periods ended December 31, 2018, respectively, compared to the same periods in 2017. The increase in equipment sales for the three- and nine-month periods ended December 31, 2018 was primarily due to a higher amount of revenue allocated to equipment sales following the adoption of Topic 606 and higher average sales price per postpaid and prepaid devices sold. These increases for the nine-month period were partially offset by a decline in the number of postpaid devices sold, lower accessory revenue due to an accessories arrangement with Brightstar, and a decrease in the volume of used postpaid devices sold to third parties. The fees earned under the arrangement with Brightstar are recorded as other revenue and included in wholesale, affiliate and other revenues. Cost of equipment sales increased $61 million, or 4%, for the three-month period ended December 31, 2018 and decreased $101 million, or 2%, for the nine-month period ended December 31, 2018, respectively, compared to the same periods in 2017. The increase in the three-month period was primarily due to higher average cost per postpaid and prepaid devices sold, partially offset by a decline in postpaid and prepaid devices sold. The decrease in the nine-month period was primarily due to a decline in postpaid devices sold as a result of the higher mix of postpaid subscribers choosing to lease their devices, a decrease in the volume of used postpaid devices sold to third parties, combined with lower accessory costs due to an accessories arrangement with Brightstar. These decreases for the nine-month period were partially offset by a higher average cost per postpaid and prepaid devices sold.
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
Equipment rentals increased $266 million, or 25%, and $866 million, or 30%, for the three- and nine-month periods ended December 31, 2018, respectively, compared to the same periods in 2017, primarily due to higher revenue from the leasing program as more subscribers are choosing to lease their device. In addition, the increase in equipment rentals also benefited from a pricing change due to a shorter lease term under the Sprint Flex Program and the mix of devices leased. Cost of equipment rentals increased $59 million, or 48%, and $110 million, or 32%, for the three- and nine-month periods ended December 31, 2018, respectively, compared to the same periods in 2017, primarily due to an increase in loss on disposal of property, plant and equipment, net of recoveries associated with non-returned leased devices.
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
Sales and marketing expense decreased $160 million, or 12%, and $452 million, or 12%, for the three- and nine-month periods ended December 31, 2018, respectively, compared to the same periods in 2017, primarily due to lower commission costs as a result of the adoption of Topic 606 combined with lower marketing costs.
General and administrative costs increased $36 million, or 5%, and decreased $27 million, or 1%, for the three- and nine-month periods ended December 31, 2018, respectively, compared to the same periods in 2017. The increase in the three-month period was primarily due to higher other general and administrative costs. The decrease in the nine-month period was primarily due to a decline in bad debt expenses and other general and administrative costs, partially offset by an increase in customer care costs.
Bad debt expense increased $10 million, or 10%, for the three-month period ended December 31, 2018 and decreased $23 million, or 8%, for the nine-month period ended December 31, 2018, compared to the same periods in 2017. The increase in the three-month period was primarily related to higher reserves associated with recently launched iconic devices, partially offset by lower installment billing reserves and a decline in service revenue bad debt. The decrease in the nine-month period was primarily related to lower installment billing reserves due to fewer subscribers entering into installment notes, partially offset by higher reserves associated with recently launched iconic devices. We reassess our allowance for doubtful accounts quarterly.

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
The following table provides an overview of the results of operations of our Wireline segment.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Wireline Segment Earnings	2018	2017	2018	2017
	(in millions)
Total net service revenues	$316	$393	$982	$1,235
Cost of services (exclusive of depreciation)	(280)	(352)	(886)	(1,111)
Selling, general and administrative expense	(52)	(71)	(174)	(194)
Total net operating expenses	(332)	(423)	(1,060)	(1,305)
Wireline segment loss	$(16)	$(30)	$(78)	$(70)
Service Revenue
Service revenues for the three- and nine-month periods ended December 31, 2018 decreased $77 million, or 20%, and $253 million, or 20%, respectively, compared to the same periods in 2017. These decreases were driven by lower voice volumes as the Company has discontinued standalone voice services combined with fewer customers using IP-based data services.
Costs of Services
Costs of services include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of customer premise equipment. Costs of services decreased $72 million, or 20%, and $225 million, or 20%, in the three- and nine-month periods ended December 31, 2018, respectively, compared to the same periods in 2017. These decreases were primarily due to lower access expense as the result of savings initiatives and discontinuing standalone voice services.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $19 million, or 27%, and $20 million, or 10%, in the three- and nine-month periods ended December 31, 2018, respectively, compared to the same periods in 2017. These decreases were primarily due lower shared administrative and employee-related costs required to support the Wireline segment as a result of the decline in revenue. Total selling, general and administrative expense as a percentage of net services revenue was 16% and 18% for the three- and nine-month periods ended December 31, 2018, respectively, as compared to 18% and 16% for the three- and nine-month periods ended December 31, 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Nine Months Ended
	December 31,
	2018	2017
	(in millions)
Net cash provided by operating activities	$7,582	$7,409
Net cash used in investing activities	$(7,430)	$(1,616)
Net cash used in financing activities	$(526)	$(4,240)

On January 1, 2018, the Company adopted authoritative guidance regarding Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The Company adopted this standard with retrospective application to the consolidated statements of cash flows. The standard impacted the presentation of cash flows related to beneficial interests in securitization transactions, which is the deferred purchase price associated with our Accounts Receivable Facility (Receivables Facility), resulting in reclassifications of cash inflows from operating activities to investing activities of $909 million for the nine-month period ended December 31, 2017 in our consolidated statements of cash flows. We continue to record collections of installment billing receivables associated with the historical deferred purchase price for installment notes entered into prior to the amendment to our Receivables Facility in February 2017 as cash inflows in investing activities. The standard also impacted the presentation of cash flows related to separately identifiable cash flows and application of the predominance principal primarily related to direct channel leased devices and resulted in material reclassifications of cash outflows from operating activities to investing activities of $3.8 billion for the nine-month period ended December 31, 2017 in our consolidated statements of cash flows.
Operating Activities
Net cash provided by operating activities of $7.6 billion for the nine-month period ended December 31, 2018 increased $173 million from the same period in 2017. The change was primarily due to increased cash received from customers of $1.2 billion, of which $686 million is related to an increase in installment billing receivables collected due to an amendment to our Receivables Facility in February 2017. All cash collected on the underlying receivables generated after the amendment is reflected in operating activities as described below in Accounts Receivable Facility. The increased cash received from customers was partially offset by higher vendor- and labor-related payments of $1.1 billion primarily due to unfavorable changes in working capital.
Investing Activities
Net cash used in investing activities for the nine-month period ended December 31, 2018 increased by $5.8 billion compared to the same period in 2017, primarily due to decreased net proceeds from short-term investments of $3.8 billion, increased network and other capital expenditures of $1.3 billion due to 5G network expenditures and increased leased device purchases of $206 million. In addition, we had a decrease of $686 million due to an amendment to our Receivables Facility in February 2017. All cash collected on the underlying receivables generated after the amendment is reflected in operating activities as described below in Accounts Receivable Facility. These activities were partially offset by $110 million borrowed against the cash surrender value of corporate owned life insurance policies.
Financing Activities
Net cash used in financing activities was $526 million for the nine-month period ended December 31, 2018. Total principal repayments include $4.2 billion, $1.8 billion, $656 million and $169 million for the Receivables Facility, Sprint Communications 9.000% Guaranteed Notes due 2018, the 2016 spectrum financing transaction and the secured equipment credit facilities, respectively. Additionally, we paid $286 million in debt financing costs primarily due to fees related to the consent solicitations as a result of the Business Combination Agreement with T-Mobile. These payments were partially offset by Receivables Facility borrowings of $5.1 billion, proceeds from an incremental secured term loan (Incremental Term Loan) of $1.1 billion and proceeds from issuance of common stock, net of $281 million primarily related to SoftBank exercising its warrant in full to purchase 55 million shares of Sprint common stock in July 2018.
Net cash used in financing activities of $4.2 billion for the nine-month period ended December 31, 2017, which was primarily due to the retirement of $1.3 billion principal amount of outstanding Sprint Communications 8.375% Notes due 2017 and $1.2 billion principal amount of outstanding Sprint Communications 9.000% Guaranteed Notes due 2018. We also paid $129 million of call redemption premiums and tender expenses associated with the early retirement of the Sprint Communications debt. In addition, we repaid $342 million, $186 million, $1.7 billion, $1.4 billion, $629 million and $219 million for the Handset Sale-Leaseback Tranche 2, secured equipment credit facilities, Receivables Facility, network equipment sale-leaseback transaction, Clearwire Communications LLC 8.25% exchangeable notes and the 2016 spectrum financing transaction, respectively. These repayments were partially offset by Receivables Facility borrowings of $2.7 billion and secured equipment credit facilities draws of $310 million.
Working Capital
We had working capital of $1.7 billion and $3.5 billion as of December 31, 2018 and March 31, 2018, respectively. The change in working capital was primarily due to a decline in cash and cash equivalents and short-term investments driven by the increase in 5G network expenditures as described above. The remaining balance was due to changes to other working capital items.

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
Accounts Receivable Facility
Our Receivables Facility provides us the opportunity to sell certain wireless service receivables, installment receivables, and future amounts due from customers who lease certain devices from us to unaffiliated third parties (the Purchasers). The maximum funding limit under the Receivables Facility is $4.5 billion. In February 2017, the Receivables Facility was amended and Sprint regained effective control over the receivables transferred to the Purchasers by obtaining the right, under certain circumstances, to repurchase them. Subsequent to the February 2017 amendment, all proceeds received from the Purchasers in exchange for the transfer of our wireless service and installment receivables are recorded as borrowings. Repayments and borrowings under the Receivables Facility are reported as financing activities in the consolidated statements of cash flows. All cash collected on repurchased receivables continues to be recognized in investing activities in the consolidated statements of cash flows. In October 2017, the Receivables Facility was amended to, among other things, extend the maturity date to November 2019. In June 2018, the Receivables Facility was further amended to, among other things, extend the maturity date to June 2020, increase the maximum funding limit by $200 million, reduce financing costs and add month-to-month lease receivables as eligible receivables for leases that extend past their original lease term. While we have the right to decide how much cash to receive from each sale, the maximum amount of cash available to us varies based on a number of factors and, as of December 31, 2018, represents approximately 50% of the total amount of the eligible receivables sold to the Purchasers. As of December 31, 2018, the total amount of borrowings under our Receivables Facility was $3.3 billion and the total amount available to be drawn was $131 million. However, subsequent to December 31, 2018, Sprint repaid $2.0 billion under the Receivables Facility reducing amounts outstanding to $1.3 billion. During the nine-month period ended December 31, 2018, we borrowed $5.1 billion and repaid $4.2 billion to the Purchasers, which were reflected as financing activities in the consolidated statements of cash flows. Sprint contributes certain wireless service, installment and future lease receivables, as well as the associated leased devices, to Sprint's wholly-owned consolidated bankruptcy-remote special purpose entities (SPEs). At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, installment and future lease receivables to Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life. As of December 31, 2018, wireless service, installment and lease receivables contributed to the SPEs and included in "Accounts and notes receivable, net" in the consolidated balance sheets were $2.5 billion and the long-term portion of installment receivables included in "Other assets" in the consolidated balance sheets was $204 million. As of December 31, 2018, the net book value of devices contributed to the SPEs was $6.7 billion.
Spectrum Financing
In October 2016, certain subsidiaries of Sprint Communications, which were not "Restricted Subsidiaries" under Sprint Capital Corporation's indentures, transferred certain directly held and third-party leased spectrum licenses (collectively, Spectrum Portfolio) to wholly-owned bankruptcy-remote special purpose entities (collectively, Spectrum Financing SPEs). The Spectrum Portfolio, which represented approximately 14% of Sprint's total spectrum holdings on a MHz-pops basis, was used as collateral to raise an initial $3.5 billion in senior secured notes (2016 Spectrum-Backed Notes) bearing interest at 3.36% per annum under a $7.0 billion securitization program. The 2016 Spectrum-Backed Notes are repayable over a five-year term, with interest-only payments over the first four quarters and amortizing quarterly principal payments thereafter commencing December 2017 through September 2021. During the nine-month period ended December 31, 2018, we made scheduled principal repayments of $656 million, resulting in a total principal amount outstanding related to the 2016 Spectrum-Backed Notes of $2.4 billion as of December 31, 2018, of which $875 million was classified as "Current portion of long-term debt, financing and capital lease obligations" in the consolidated balance sheets.
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
Simultaneously with the October 2016 offering, Sprint Communications entered into a long-term lease with the Spectrum Financing SPEs for the ongoing use of the Spectrum Portfolio. The spectrum lease is an executory contract, which for accounting purposes is treated in a similar manner to an operating lease. Sprint Communications is required to make monthly lease payments to the Spectrum Financing SPEs at a market rate. The lease payments, which are guaranteed by Sprint Corporation and certain subsidiaries (none of which are "Restricted Subsidiaries" under Sprint Capital Corporation's indentures) of Sprint Communications (and are secured together with the obligations under another transaction document by substantially all of the assets of such entities on a pari passu basis up to an aggregate cap of $3.5 billion with the grant of security under the secured term loan and revolving bank credit facility and EDC (as defined below) agreement), are sufficient to service all outstanding series of the senior secured notes and the lease also constitutes collateral for the senior secured notes. Because the Spectrum Financing SPEs are wholly-owned Sprint subsidiaries, these entities are consolidated and all intercompany activity has been eliminated.
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
Long-Term Debt
In November 2018, Sprint Communications retired $1.8 billion aggregate principal amount upon maturity of its outstanding 9.000% Guaranteed Notes.
Credit Facilities
Secured Term Loan and Revolving Bank Credit Facility
On February 3, 2017, we entered into a credit agreement for $6.0 billion, consisting of a $4.0 billion, seven-year secured term loan (Initial Term Loan) that matures in February 2024 and a $2.0 billion secured revolving bank credit facility that expires in February 2021. The bank credit facility requires a ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the bank credit facility (adjusted EBITDA), not to exceed 4.75 to 1.0 through the fiscal quarter ending December 31, 2018. For each fiscal quarter ending March 31, 2019 through December 31, 2019, the Leverage Ratio must not exceed 3.75 to 1.0. The Leverage Ratio must not exceed 3.5 to 1.0 for the fiscal quarter ended March 31, 2020 and each fiscal quarter ending thereafter through expiration of the facility. The Initial Term Loan has an interest rate equal to LIBOR plus 250 basis points and the secured revolving bank credit facility has an interest rate equal to LIBOR plus a spread that varies depending on the Leverage Ratio. During the nine-month period ended December 31, 2018, we made principal repayments on the Initial Term Loan totaling $30 million, resulting in a total principal amount outstanding for the Initial Term Loan of $3.9 billion as of December 31, 2018.
On November 26, 2018, the credit agreement was amended to, among other things, add an Incremental Term Loan of $1.1 billion that matures in February 2024, which increased the total credit facility to $7.1 billion. The Incremental Term Loan has an interest rate equal to LIBOR plus 300 basis points.
PRWireless Term Loan
During the three-month period ended December 31, 2017, Sprint and PRWireless PR, Inc. completed a transaction to combine their operations in Puerto Rico and the U.S. Virgin Islands into a new entity. Prior to the formation of the new entity, PRWireless PR, Inc. had incurred debt under a secured term loan, which became debt of the new entity upon the transaction close. The secured term loan bears interest at 5.25% plus LIBOR and expires in June 2020. Any amounts repaid early may not be drawn again. During the nine-month period ended December 31, 2018, the joint venture borrowed $6 million and made principal repayments totaling $1 million, resulting in a total principal amount outstanding of $187 million as of December 31, 2018, with an additional $14 million remaining available. Sprint has provided an unsecured guarantee of repayment of the secured term loan obligations. The secured portion of the facility is limited to assets of the new entity as the borrower.
Export Development Canada (EDC) Agreement
As of December 31, 2018, the EDC agreement provided for security and covenant terms similar to our secured term loan and revolving bank credit facility. However, under the terms of the EDC agreement, repayments of outstanding amounts cannot be redrawn. As of December 31, 2018, the total principal amount of our borrowings under the EDC facility was $300 million.
Secured Equipment Credit Facilities
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provided for the ability to borrow up to $800 million to finance network equipment-related purchases from Nokia Solutions and Networks US LLC, USA. The facility's availability for borrowing expired in October 2017. Such borrowings were contingent upon the amount and timing of network equipment-related purchases made by Sprint. During the nine-month period ended December 31, 2018, we made principal repayments totaling $54 million on the facility, resulting in a total principal amount of $120 million outstanding as of December 31, 2018.
K-sure
The K-sure secured equipment credit facility provides for the ability to borrow up to $750 million to finance network equipment-related purchases from Samsung Telecommunications America, LLC. The facility can be divided into three consecutive tranches of varying size. In October 2018, we amended the secured equipment credit facility to extend the borrowing availability through September 2019. Such borrowings are contingent upon the amount and timing of network equipment-related purchases made by Sprint. During the nine-month period ended December 31, 2018, we drew $156 million and made principal repayments totaling $75 million on the facility, resulting in a total principal amount of $275 million outstanding as of December 31, 2018.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provided for the ability to borrow up to $250 million to finance network equipment-related purchases from Alcatel-Lucent USA Inc. In September 2017, we amended the secured equipment credit facility to restore previously expired commitments of $150 million. During the nine-month period ended December 31, 2018, we made principal repayments totaling $40 million on the facility, resulting in a total principal amount of $119 million outstanding as of December 31, 2018.
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
As of December 31, 2018, our Leverage Ratio, as defined by our secured revolving bank credit facility was 3.1 to 1.0. Because our Leverage Ratio exceeded 2.5 to 1.0 at period end, we were restricted from paying cash dividends.
Liquidity and Capital Resources
As of December 31, 2018, our liquidity, including cash and cash equivalents, short-term investments, available borrowing capacity under our secured revolving bank credit facility and availability under our Receivables Facility, was $8.8 billion. Our cash, cash equivalents and short-term investments totaled $6.8 billion as of December 31, 2018 compared to $9.0 billion as of March 31, 2018. As of December 31, 2018, we had availability of $1.9 billion under the secured revolving bank credit facility. Amounts available under our Receivables Facility as of December 31, 2018 totaled $131 million.
In addition, as of December 31, 2018, we had available borrowing capacity of $271 million under our K-sure secured equipment credit facility. However, utilization of this facility is dependent upon the amount and timing of network equipment-related purchases from the applicable supplier as well as the period of time remaining to complete any further borrowings available under each facility.
As of December 31, 2018, we offered two device financing programs that allow subscribers to forgo traditional service contracts and pay less upfront for devices in exchange for lower monthly service fees, early upgrade options, or both. While a majority of the revenue associated with the installment sales program is recognized at the time of sale along with the related cost of equipment sales, lease revenue associated with our leasing program is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value generally over the lease term, which creates a positive impact to Wireless segment earnings. If the mix of leased devices continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase. The leasing and installment billing programs will continue to require a greater use of cash flows in the earlier part of the contracts as the subscriber will generally pay less upfront than through our traditional subsidy program because they are financing the device. The Receivables Facility was established as a mechanism to mitigate the use of cash from purchasing devices from OEMs to fulfill our leasing and installment billing programs.
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

•	cash needs related to our installment billing and device leasing programs;

•	availability under the Receivables Facility, which terminates in June 2020;

•	availability of our $2.0 billion secured revolving bank credit facility, which expires in February 2021, less outstanding letters of credit;

•	remaining availability of $271 million of our secured equipment credit facility for eligible capital expenditures, and any corresponding principal, interest, and fee payments;

•	scheduled principal payments on debt, credit facilities and financing obligations, including $22.8 billion coming due over the next five years;

•	raising additional funds from external sources;

•	the expected use of cash and cash equivalents in the near-term;

•
anticipated levels and timing of capital expenditures, including assumptions regarding lower unit costs, network capacity additions and upgrades, and the deployment of new technologies in our networks, FCC license acquisitions, and purchases of leased devices;

•	any additional contributions we may make to our pension plan;

•	estimated residual values of devices related to our device leasing program; and

•	other future contractual obligations and general corporate expenditures.
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

FUTURE CONTRACTUAL OBLIGATIONS
There have been no significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2018. Below is a graph depicting our future principal maturities of debt as of December 31, 2018.
* This table excludes (i) our $2.0 billion secured revolving bank credit facility, which will expire in 2021 and has no outstanding balance, (ii) $105 million in letters of credit outstanding under the secured revolving bank credit facility, (iii) $470 million of capital leases and other obligations, and (iv) net premiums and debt financing costs.

OFF-BALANCE SHEET FINANCING
As of December 31, 2018, we did not participate in, or secure, financings for any unconsolidated special purpose entities.

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
During the three-month period ended June 30, 2018, our stock price and our related market capitalization decreased subsequent to the announcement of the merger with T-Mobile. We also updated our long-term forecasted cash flows for the Company, including those for the Wireless reporting unit. This update considered current economic conditions and trends, estimated future operating results, our views of growth rates, anticipated future economic and regulatory conditions, future cost savings initiatives and the availability of the necessary network infrastructure, handsets and other devices. Based on these events, we determined that recoverability of the carrying amount of goodwill should be evaluated for impairment at June 30, 2018. The key inputs to the valuation model included, but were not limited to, discount rates, terminal growth rates, control premiums, market multiple data from selected guideline public companies, management’s internal forecasts which include numerous assumptions such as share of industry gross additions, churn, mix of plans, rate changes, operating and capital expenditures and EBITDA margins, among others. Changes in certain assumptions, management’s failure to execute on the current plan, or negative developments associated with the proposed merger with T-Mobile could have a significant impact to the estimated fair value of the Wireless reporting unit. We note that our fair value cushion was in excess of 10% of the carrying value of equity as of June 30, 2018. No events or change in circumstances have occurred in the current quarter that indicate the fair value of the Wireless reporting unit may be below its carrying amount at December 31, 2018.
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
In connection with the preparation of this Quarterly Report on Form 10-Q as of December 31, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2018 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the three-month period ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, during the three-month period ended June 30, 2018 we completed the implementation of internal controls designed to address the impact of the new revenue recognition standard, which we adopted on a modified retrospective basis effective April 1, 2018.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In March 2009, a stockholder brought suit, Bennett v. Sprint Nextel Corp., in the U.S. District Court for the District of Kansas, alleging that Sprint Communications and three of its former officers violated Section 10(b) of the Exchange Act and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The district court granted final approval of a settlement in August 2015, which did not have a material impact to our financial statements. Five stockholder derivative suits related to this 2009 stockholder suit were filed against Sprint Communications and certain of its present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas on April 8, 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case; the second, Randolph v. Forsee, was filed on July 15, 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court; the third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; the fourth, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and the fifth, Hartleib v. Forsee, et al., was filed in federal court in Kansas on July 14, 2011. These cases were essentially stayed while the Bennett case was pending, and we have reached an agreement in principle to settle the matters, by agreeing to some governance provisions and by paying plaintiffs' attorneys fees in an immaterial amount. The court approved the settlement but reduced the plaintiffs' attorneys fees. On April 27, 2018, the court of appeals for the state of Kansas affirmed the settlement ruling. On May 30, 2018, plaintiffs filed a Petition for Review with the Supreme Court of Kansas. On November 21, 2018, the Supreme Court of Kansas denied the Petition for Review, which concluded the case.
On April 19, 2012, the New York Attorney General filed a complaint alleging that Sprint Communications had fraudulently failed to collect and pay more than $100 million in New York sales taxes on receipts from its sale of wireless telephone services since July 2005. The complaint also sought recovery of triple damages under the State False Claims Act, as well as penalties and interest. Sprint Communications moved to dismiss the complaint on June 14, 2012. On July 1, 2013, the court entered an order denying the motion to dismiss in large part, although it did dismiss certain counts or parts of certain counts. Sprint Communications appealed that order and the intermediate appellate court affirmed the order of the trial court. On October 20, 2015, the Court of Appeals of New York affirmed the decision of the appellate court that the tax statute required us to collect and remit the disputed taxes. Our petition for certiorari to the U.S. Supreme Court on grounds of federal preemption was denied. We previously paid the principal amount of tax at issue, under protest, while the suit was pending. On December 21, 2018, Sprint Communications and the State of New York settled the dispute, as well as an unrelated tax matter. As a result, the Company recognized an additional $50 million of litigation expense during the three-month period ended December 31, 2018.
On October 9, 2018, October 18, 2018, and October 24, 2018, three purported stockholders of Sprint commenced actions, captioned Klein v. Sprint Corporation et al., Muehlgay v. Sprint Corporation et al., and Binns Blount v. Sprint Corporation et al., in the United States District Court for the District of Delaware. The complaints name Sprint and the members of the Sprint board of directors as defendants. The complaints asserted claims under Section 14(a) and Section 20(a) of the Exchange Act challenging the adequacy of the disclosures relating to the proposed merger transactions with T-Mobile made in the associated joint consent solicitation statement/prospectus. The complaints sought, among other relief, an injunction preventing the parties from consummating the merger transactions, damages in the event the merger transactions are consummated, and the award of attorneys’ fees. On October 29, 2018, the plaintiff in the Binns Blount action filed a notice voluntarily dismissing their complaint without prejudice. On December 27, 2018, the Klein case was dismissed. On January 4, 2019, the Muehlgay case was dismissed.
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us or our subsidiaries. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. During the nine-month period ended December 31, 2018, there were no material developments in the status of these legal proceedings.

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
If we fail to provide a competitive network, our ability to provide wireless services to our subscribers, to attract and retain subscribers, and to maintain and grow our subscriber revenues could be adversely affected. For example, achieving optimal broadband network speeds, capacity, and coverage using 2.5 GHz spectrum relies in significant part on operationalizing a complex mixture of BRS and EBS spectrum licenses and leases in the desired service areas. We primarily access EBS spectrum through long-term leasing arrangements with EBS license holders. The EBS is subject to licensing limitations and the technical limitations of the frequencies in the 2.5 GHz range. See "Item 1. Business-Legislative and Regulatory Developments-Regulation and Wireless Operations-2.5 GHz License Conditions" in our Annual report on Form 10-K for the year ended March 31, 2018. If we are unable to operationalize this mixture of licenses and leases, our targeted network modernization goals could be adversely affected.
Using new and sophisticated technologies on a very large scale entails risks. For example, deployment of new technologies from time to time has adversely affected, and in the future may adversely affect, the performance of existing services on our network and result in increased churn or failure to attract wireless subscribers. Should implementation of our network upgrades, which also includes expanding our network through densification using both macro sites and small cells, fail, be delayed or result in incurring costs in excess of expected amounts, our margins could be adversely affected, and such effects could be material. Should the delivery of services expected to be deployed on our network be delayed due to technological constraints or changes, performance of third-party suppliers, regulatory restrictions, including zoning and leasing restrictions, or permit issues, subscriber dissatisfaction, or other reasons, the cost of providing such services could become higher than expected, ultimately increasing our cost to subscribers and resulting in decreases in net subscribers or our margins, or both, which would adversely affect our revenues, profitability, and cash flow from operations.
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
After the merger with SoftBank, SoftBank acquired control of Sprint. During the three-month period ended December 31, 2018, SoftBank, through one of its non-U.S. subsidiaries, provided roaming services in Iran through Telecommunications Services Company (MTN Irancell), which is or may be a government-controlled entity. During such period, SoftBank had no gross revenues from such services and no net profit was generated. This subsidiary also provided telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the three-month period ended December 31, 2018, SoftBank estimates that gross revenues and net profit generated by such services were both under $13,000. Sprint was not involved in, and did not receive any revenue from, any of these activities. These activities have been conducted in accordance with applicable laws and regulations, and they are not sanctionable under U.S. or Japanese law. Accordingly, with respect to Telecommunications Services Company (MTN Irancell), the relevant SoftBank subsidiary intends to continue such activities. With respect to services provided to accounts affiliated with the Embassy of Iran in Japan, the relevant SoftBank subsidiary is obligated under contract to continue such services.
In addition, during the three-month period ended December 31, 2018, SoftBank, through one of its non-U.S. indirect subsidiaries, provided office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenue and net profit generated by such services were under $6,500 and $1,500, respectively. Sprint was not involved in and did not receive any revenue from any of these activities. Accordingly, the relevant SoftBank subsidiary intends to continue such activities.

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

(4) Instruments Defining the Rights of Security Holders, including Indentures

4.1
Third Supplemental Indenture, dated as of December 10, 2018, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary
						*

(10) Material Contracts

10.1	Incremental Facility Amendment, dated as of November 26, 2018, by and among Sprint Communications, Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, the guarantors party thereto and the lenders party thereto, to the Credit Agreement dated as of February 3, 2017	8-K	001-04721	10.1	11/27/2018

10.2
First Amendment to Third Amended and Restated Receivables Sale and Contribution Agreement, dated as of December 20, 2018, by and among Sprint Spectrum L.P., as servicer, certain Sprint Corporation subsidiaries, as originators and sellers, and certain special purchase entities, as purchasers, certain commercial paper conduits and financial institutions from time to time party thereto, and Mizuho Bank, Ltd.
						*

10.3
First Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of December 20, 2018, by and among Sprint Spectrum L.P., as servicer, certain Sprint Corporation special purpose entities, as sellers, certain commercial paper conduits and financial institutions from time to time party thereto, as purchaser agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent, SMBC Nikko Securities America, Inc., as administrative agent, and Mizuho Bank, Ltd., as administrative agent and collateral agent
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
Date: January 31, 2019