Form 10-K
period 2019-03-31
SPRINT Corp
filed 2019-05-29
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-K
—————————————————————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission File number 1-04721
—————————————————————
SPRINT CORPORATION
(Exact name of registrant as specified in its charter)
—————————————————————

Delaware	46-1170005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 Sprint Parkway, Overland Park, Kansas	66251
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (913) 794-1091
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.01 par value	S	New York Stock Exchange
—————————————————————
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Aggregate market value of voting and non-voting common stock equity held by non-affiliates of Sprint Corporation at September 30, 2018 was $4,088,584,646
COMMON STOCK OUTSTANDING AT MAY 28, 2019: 4,090,807,600 shares

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement with respect to any 2019 annual meeting of stockholders that is held.

SPRINT CORPORATION

SPRINT CORPORATION
SECURITIES AND EXCHANGE COMMISSION
ANNUAL REPORT ON FORM 10-K
PART I

Item 1.	Business
FORMATION
Sprint Corporation, incorporated in 2012 under the laws of Delaware is a holding company, with operations conducted by its subsidiaries. Our common stock trades on the New York Stock Exchange (NYSE) under the symbol "S."
On July 10, 2013, SoftBank Corp., which subsequently changed its name to SoftBank Group Corp., and certain of its wholly-owned subsidiaries (together, SoftBank) completed the merger (SoftBank Merger) with Sprint Nextel Corporation (Sprint Nextel) as contemplated by the Agreement and Plan of Merger, dated as of October 15, 2012 (as amended, the Merger Agreement) and the Bond Purchase Agreement, dated as of October 15, 2012. As a result of the SoftBank Merger, Starburst II, Inc. (Starburst II) became the parent company of Sprint Nextel. Immediately thereafter, Starburst II changed its name to Sprint Corporation and Sprint Nextel changed its name to Sprint Communications, Inc. (Sprint Communications). As a result of the completion of the SoftBank Merger, SoftBank acquired an approximate 78% interest in Sprint Corporation. Subsequently, open market stock purchases by SoftBank increased their ownership to nearly 85% of the outstanding common stock of Sprint Corporation as of March 31, 2019.
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
Business Combination Agreement
On April 29, 2018, we announced that we entered into a Business Combination Agreement with T-Mobile US, Inc. (T-Mobile) to merge in an all-stock transaction for a fixed exchange ratio of 0.10256 of T-Mobile shares for each Sprint share, or the equivalent of 9.75 Sprint shares for each T-Mobile share (Merger Transactions). Immediately following the Merger Transactions, Deutsche Telekom AG and SoftBank Group Corp. are expected to hold approximately 42% and 27% of fully-diluted shares of the combined company, respectively, with the remaining 31% of the fully-diluted shares of the combined company held by public stockholders. The board of directors will consist of 14 directors, of which nine will be nominated by Deutsche Telekom AG, four will be nominated by SoftBank Group Corp., and the final director will be the CEO of the combined company. The combined company will be named T-Mobile, and as a result of the Merger Transactions, is expected to be able to rapidly launch a nationwide 5G network, accelerate innovation and increase competition in the U.S. wireless, video and broadband industries. The Merger Transactions are subject to customary closing conditions, including certain state and federal regulatory approvals, and regulatory approval from the Federal Communications Commission (FCC) and the Department of Justice (DOJ) is expected in the first half of calendar year 2019. Sprint and T-Mobile completed the Hart-Scott-Rodino filing with the DOJ on May 24, 2018. On June 18, 2018, the parties filed with the FCC the merger applications, including the Public Interest Statement. On July 18, 2018, the FCC accepted the applications for filing and established a public comment period for the Merger Transactions. The formal comment period concluded on October 31, 2018. The Merger Transactions received clearance from the Committee on Foreign Investment (CFIUS) in the United States

on December 17, 2018 and are awaiting further regulatory approvals. On April 27, 2019, the parties to the Business Combination Agreement extended the Outside Date (as defined in the Business Combination Agreement) to July 29, 2019.
Our Business Segments
We operate two reportable segments: Wireless and Wireline. For additional information regarding our business and segments, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and also refer to the Notes to the Consolidated Financial Statements.
Wireless
We offer wireless services on a postpaid and prepaid payment basis to retail subscribers and also on a wholesale basis, which includes the sale of wireless services that utilize the Sprint network but are sold under the wholesaler's brand. In addition, we offer certain non-Sprint branded prepaid subscribers the ability to purchase a device through an installment billing program.
Postpaid
In our postpaid portfolio, we offer several price plans for both consumer and business subscribers. Many of our price plans include unlimited talk, text and data or allow subscribers to purchase monthly data allowances. We also offer family plans that include multiple lines of service under one account.
Under the Sprint brand, we currently offer our devices through leasing and installment billing programs, and within limited plan offerings devices may be subsidized in exchange for a service contract. Our Sprint branded leasing and installment billing programs do not require a long-term service contract but offer devices tied to service plans at lower monthly rates when compared to subsidy plans. The installment billing program requires the subscriber to pay full or a discounted retail price based on promotional activities for the device over the installment period. The leasing program requires the subscriber to pay a rental fee over the lease term. In July 2017, we introduced the Sprint Flex program, which gives customers the opportunity to enjoy their phone before deciding what option (upgrade, continue leasing, return or buy) works best for their lifestyle. Depending on device type, certain leases carry an option to upgrade to a new device annually prior to expiration of the lease. The terms of our lease and installment billing contracts require that customers maintain service otherwise the balance of the remaining contractual obligation on the device is due upon termination of their service. The subsidy program, which has been de-emphasized, requires a long-term service contract and allows a subscriber to purchase a device generally at a discount. In our non-Sprint branded postpaid plan, we offer devices through an installment billing program while requiring service to be purchased on a prepaid basis. The majority of Sprint's current postpaid handset activations occur on our Sprint Flex leasing program. See "Item 1A. Risk Factors— Subscribers who purchase on a financing basis or lease a device are not required to sign a fixed-term service contract, which could result in higher churn and higher bad debt expense" and "— Our device leasing program exposes us to risks, including those related to the actual residual value realized on returned devices, higher churn and increased losses on devices."
Prepaid
Our prepaid portfolio currently includes multiple brands, each designed to appeal to specific subscriber uses and demographics. Additionally, a subsidy program is available within certain prepaid plan offerings. In our indirect channel, customers who activate service under certain prepaid plan offerings are able to purchase devices at a discount. Boost Mobile primarily serves subscribers that are looking for value without data limits. Virgin Mobile primarily serves subscribers that are looking to optimize spend but need solutions that offer control, flexibility and connectivity through various plans with high speed data options. Virgin Mobile is also designated as a Lifeline-only Eligible Telecommunications Carrier. Under the Assurance Wireless brand, Virgin Mobile provides service to Lifeline eligible subscribers (for whom it seeks reimbursement from the federal Universal Service Fund) and subscribers who have lost their Lifeline eligibility and retain Assurance Wireless retail service. The Lifeline Program requires applicants to meet certain eligibility requirements and existing subscribers must recertify as to those requirements annually. While Sprint will continue to support our Lifeline subscribers through our Assurance Wireless prepaid brand, we have excluded these subscribers from our reported prepaid customer base for all periods presented due to regulatory changes resulting in tighter program restrictions. (See "Subscriber Results" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.)
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
Services and Products
Data & Voice Services
Wireless data communications services are provided throughout the U.S. and include mobile productivity applications, such as Internet access, messaging and email services; wireless photo and video offerings; location-based capabilities, including asset and fleet management, dispatch services and navigation tools; and mobile entertainment applications, including the ability to listen to satellite radio, download and listen to music, and play games. Wireless voice communications services provided throughout the U.S. include basic local and long-distance wireless voice services, as well as voicemail, call waiting, three-way calling, caller identification, and call forwarding. We also provide voice and data services in numerous countries outside of the U.S. through roaming arrangements. We offer customized design, development, implementation and support for wireless services provided to companies and government agencies.
Products
Our services are provided using a broad array of devices, applications and services that run on these devices to meet the growing needs of subscriber mobility. Our device portfolio includes many cutting edge handsets and tablets from various original equipment manufacturers as well as hotspots, which allow the connection of multiple Wi-Fi enabled devices to the Sprint platform. Prior to commencing our leasing and installment billing programs, we historically sold devices at prices below our cost in response to competition to attract new subscribers and as retention inducements for existing subscribers. Subscribers also have the option to lease eligible devices through our Sprint Flex leasing program, or to purchase eligible devices through our installment billing program through certain of our channels. Accessories, such as carrying cases, hands-free devices and other items are sold to subscribers through our affiliate Brightstar US, Inc. (Brightstar). In addition, we also sell devices to agents and other third-party distributors for resale.
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
Competition
We believe that the market for wireless services has been and will continue to be characterized by competition across a variety of factors, including the types of services and devices offered, quality of service, and price, among others. We compete with a number of national wireless carriers, including AT&T, Verizon Wireless and T-Mobile, and regional carriers such as U.S. Cellular and C-Spire. AT&T and Verizon are significantly larger than us, serve a significant percentage of all wireless subscribers, hold substantial spectrum and other resources, and enjoy scale advantages as compared to us. We also compete with smaller carriers and a large number of resellers that purchase wholesale wireless services from network operators and offer their own wireless brands and plans that include unlimited local calling. We also compete with cable and technology companies as wireless, broadband, and content-related services continue their pattern of convergence. In particular, we face current and future competition from new entry by cable companies that are currently offering or have announced the launch of competitive wireless services to complement their content distribution and broadband services, including Comcast's Xfinity Mobile, which launched in May 2017, and Charter, which launched its Spectrum Mobile wireless service in September 2018. Microsoft, Google, Apple and other technology companies also compete with wireless carriers by offering alternative means for making wireless voice calls that, in certain cases, can be used in lieu of the wireless provider’s voice or text services, as well as alternative means of accessing video content. Competition may intensify as a result of mergers and acquisitions, as new firms enter the market, and as a result of the introduction of new and other technologies, including 5G, the availability of additional commercial spectrum bands, such as the 600 megahertz (MHz) band, the AWS-3 band and the AWS-4 band, and the introduction of new services using unlicensed spectrum. Network performance is a critical driver of competition as wireless technologies evolve from current-generation 4G services to next-generation 5G services. Wholesale services and products also contribute to increased competition. In some instances, resellers that use our wireless network and offer similar services compete against our offerings.
Most markets in which we operate have high rates of penetration for wireless services, thereby limiting the growth of subscribers of wireless services. In addition to attracting new subscribers, particularly in less saturated growth markets such as those with non-traditional data demands, it has become increasingly important to retain existing subscribers as the wireless market has matured. Wireless carriers also try to appeal to subscribers by offering certain devices at prices lower than their acquisition cost, which we refer to as our traditional subsidy program. We may offer higher cost devices at greater discounts than our competitors, with the expectation that the loss incurred on the cost of the device will be offset by future service revenue. Wireless carriers now also offer plans that allow subscribers to purchase a device at or near full retail price or lease a device in exchange for lower monthly service fees, early upgrade options, or both. AT&T, Verizon Wireless and T-Mobile also offer programs that include an option to purchase a device using an installment billing program. We currently offer our devices through leasing and installment billing programs, and within limited plan offerings, devices may be subsidized in exchange for a service contract. Our Sprint branded leasing and installment billing programs do not require a service contract but offer devices tied to service plans at lower monthly rates when compared to subsidy plans. The installment billing program requires the subscriber to pay full or a discounted retail price based on promotional activities for the device over the installment period. Under the leasing program, qualified subscribers lease a device for a contractual period of time and pay a rental fee over the term of the lease. The subscriber has the option to return the device, continue leasing the device, or purchase the device at the end of the lease term. See "Item 1A. Risk Factors— If we are not able to retain and attract profitable wireless subscribers, our financial performance will be impaired" and "— Our device leasing program exposes us to risks including those related to the actual residual value realized on returned devices, higher churn and increased losses on devices" and "— Subscribers who purchase on a financing basis or lease a device are not required to sign a fixed-term service contract, which could result in higher churn, and higher bad debt expense."

Wireline
We provide a suite of wireline communication services to other communications companies and targeted business customers. In addition, our Wireline segment provides voice, data and IP communication services to our Wireless segment. We provide long distance services and operate all-digital global long distance and Tier 1 IP networks.
Services and Products
Our services and products include domestic and international data communications using various protocols such as multiprotocol label switching technologies (MPLS), IP, managed network services, Voice over Internet Protocol (VoIP), and Session Initiated Protocol (SIP). Our IP services can also be combined with wireless services. Such services enable a wireless handset to operate as part of a subscriber's wireline voice network, and our DataLinkSM service, which uses our wireless networks to connect a subscriber location into their primarily wireline wide-area IP/MPLS data network, making it easier for businesses to adapt their network to changing business requirements. In addition to providing services to our business customers, we also provide data and IP communication services to our Wireless segment.
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
Some competitors are targeting the high-end data market and are offering deeply discounted rates in exchange for high-volume traffic as they attempt to utilize excess capacity in their networks. In addition, we face increasing competition from other wireless and IP-based service providers. Many carriers, including cable companies, are competing in the residential and small business markets by offering bundled packages of both voice and data services. Competition in wireline services is based on price and pricing plans, the types of services offered, customer service and communications quality, reliability and availability. Our ability to compete successfully will depend on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and pricing strategies. See "Item 1A. Risk Factors— Competition, industry consolidation, effectiveness of our cost optimization efforts, and technological changes in the market for wireless services could negatively affect our operations, resulting in adverse effects on our revenues, cash flows, growth, and profitability."
Legislative and Regulatory Developments
Overview
Communications services are subject to regulation at the federal level by the FCC and in certain states by public utilities commissions (PUCs). Since the SoftBank Merger, we have been subject to regulatory conditions imposed by CFIUS pursuant to a National Security Agreement (NSA) among SoftBank, Sprint, the DOJ, the Department of Homeland Security and the Department of Defense (the latter three collectively, the USG Parties). Other federal agencies, such as the Federal Trade Commission (FTC) and Consumer Financial Protection Bureau (CFPB), have also asserted jurisdiction over our business.
The following is a summary of the regulatory environment in which we operate and does not describe all present and proposed federal, state and local legislation and regulations affecting the communications industry. Some legislation and regulations are the subject of judicial proceedings, legislative hearings and administrative proceedings that could change the way our industry operates. We cannot predict the outcome of any of these matters or their potential impact on our business. See "Item 1A. Risk Factors— Government regulation could adversely affect our prospects and results of operations; federal and state regulatory commissions may adopt new regulations or take other actions that could adversely affect our business prospects, future growth or results of operations."
Regulation and Wireless Operations
The FCC regulates the licensing, construction, operation, acquisition and sale of our wireless operations and wireless spectrum holdings. FCC requirements impose operating and other restrictions on our wireless operations that increase our costs. The FCC does not currently regulate rates for services offered by commercial mobile radio service (CMRS)

providers, and states are legally preempted from regulating such rates and entry into any market, although states may regulate other terms and conditions. The Communications Act of 1934 (Communications Act) and FCC rules also require the FCC's prior approval of the assignment or transfer of control of an FCC license, although the FCC's rules permit spectrum lease arrangements for a range of wireless radio service licenses, including our licenses, with FCC oversight. Approval from the FTC and the DOJ, as well as state or local regulatory authorities, also may be required if we sell or acquire spectrum interests. The FCC sets rules, regulations and policies to, among other things:

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
The minimum cash obligation was $2.8 billion under the Report and Order. We are, however, obligated to continue to pay the full amount of the costs relating to the reconfiguration plan, although those costs have exceeded $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The letter of credit was initially $2.5 billion, but has been reduced during the course of the proceeding to $78 million as of March 31, 2019. Since the inception of the program, we have incurred payments of approximately $3.6 billion directly attributable to our performance under the Report and Order, including $43 million during the year ended March 31, 2019. When incurred, substantially all costs are accounted for as additions to FCC licenses with the remainder as property, plant and equipment. Based on our expenses to date and on third-party administrator's audits, we have exceeded the $2.8 billion minimum cash obligation required by the FCC. On October 12, 2017, the FCC released a Declaratory Ruling that we have met the minimum cash obligation under the Report and Order and concluded that Sprint will not be required to make any payments to the U.S. Treasury.
We recently reported to the FCC that virtually all of the public safety reconfiguration is complete across the United States, including along the southern border markets, which had been delayed due to coordination efforts with Mexico. Accordingly, Sprint has received its full allotment of replacement spectrum in the 800 MHz band, and Sprint faces no impediments in deploying 3G CDMA and 4G LTE on this spectrum in combination with its spectrum in the 1.9 GHz and 2.5 GHz bands. A small number of non-public safety operators must still complete certain retuning work and complete administrative tasks in states along the southern border, however, these remaining activities do not impact Sprint’s operations.
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
Cybersecurity
Cybersecurity continues to receive attention at federal, state and local government levels. Congress has passed and continues to consider various forms of cybersecurity legislation to increase the security and resiliency of the nation's digital infrastructure and several federal agencies are examining cybersecurity matters. Legislation or regulation imposing new obligations related to cybersecurity may impose additional costs on Sprint. See "Item 1A. Risk Factors— Our reputation and business may be harmed and we may be subject to legal claims if there is a loss, disclosure, misappropriation of, unauthorized access to, or other security breach of our proprietary or sensitive information. Any disruption of our business operations due to cyber attack, even for a limited amount of time, may adversely affect our business and financial condition."
National Security Agreement
As a precondition to CFIUS approval of the SoftBank Merger, the USG Parties required that SoftBank and Sprint enter into the NSA, under which SoftBank and Sprint have agreed to implement certain measures to protect national security, certain of which may materially and adversely affect our operating results due to the increased cost of compliance with security measures, and limits over our control of certain U.S. facilities, contracts, personnel, vendor selection and operations. If we fail to comply with our obligations under the NSA, our ability to operate our business may be adversely affected. See "Item 1A. Risk Factors— Regulatory authorities have imposed measures to protect national security and classified projects as well as other conditions that could have an adverse effect on Sprint."
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
Other Regulations
Network Neutrality
On February 26, 2015, the FCC adopted an order reclassifying broadband Internet access service as a telecommunications service subject to Title II of the Communications Act and promulgated new net neutrality rules applicable to both mobile and fixed service providers. The rules prohibited: (1) blocking of lawful content, applications, services and non-harmful devices; (2) impairing or degrading Internet traffic on the basis of content, application, or service, or use of a non-harmful device; and (3) prioritization or favoring of some network traffic over other traffic either in exchange for consideration (monetary or otherwise) from a third party, or to benefit an affiliated entity. The blocking and impairing prohibitions were subject to a "reasonable network management" exception. The rules also included a “transparency” rule that required us to disclose information about our commercial terms, performance characteristics, and network practices. In addition, the order established a future conduct rule, to be applied on a case by case basis, prohibiting broadband Internet access providers from unreasonably interfering with or disadvantaging end users’ ability to use the Internet to access lawful content, applications, service, or devices of their choice, or edge providers’ ability to make such content applications, services, or devices available to end users. On December 14, 2017, the FCC voted to return broadband Internet access service to its prior classification as an information service, and reinstate the private mobile service classification of mobile broadband Internet access service. The order also eliminated the FCC's Internet Conduct Standard, along with the bright-line rules and included expanded transparency requirements. The new rules were published in the federal register on February 22, 2018. The 2017 FCC order has been challenged by various groups, including certain state attorneys general, and has been appealed to the U.S. Court of Appeals for the District of Columbia Circuit. In addition, as a result of the 2017 FCC order, state legislators have introduced, and in some cases passed, state laws requiring different levels of adherence to net neutrality principles for broadband Internet access service providers active in the applicable states. In addition, several governors have issued executive orders similarly addressing net neutrality. Depending on the interpretation and application of these rules, including the outcome of the appeal of the 2017 FCC order, other legal challenges to the order and conflicts between federal and state laws and executive orders, we may incur additional costs or be limited in the services we can provide.
Privacy and Data Protection
Various federal, state and international governmental authorities have adopted or are considering laws or regulations related to privacy and data protection, such as the European Union’s General Data Protection Regulation that went into effect in May 2018 and the California Consumer Privacy Act of 2018, which takes effect in 2020. Enactment of new privacy laws or regulations could, among other things, result in additional costs of compliance or litigation. In addition, our failure to comply with these laws and regulations may subject us to significant penalties for non-compliance.
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
The Lifeline program is included within the USFs. Virgin Mobile was designated as a Lifeline-only Eligible Telecom Carrier (ETC) in 42 jurisdictions as of March 31, 2019, and provides service under our Assurance Wireless brand. As a Lifeline provider, Assurance Wireless receives support from the USF. The Lifeline program requires, including adoption of minimum service standards and the phase-out of Lifeline support for standalone voice service, and enforcement actions by the FCC and other regulatory/legislative bodies could negatively impact growth in the Assurance Wireless and wholesale subscriber base and/or the profitability of the Assurance Wireless and wholesale business overall. The decline in standalone voice support, which is expected to begin in December 2019 and will decline annually for all existing subscribers through December 2021, may be offset by the expansion of the Lifeline program to include support for broadband service.
Electronic Surveillance Obligations
The Communications Assistance for Law Enforcement Act (CALEA) requires telecommunications carriers in the United States, including us, to modify equipment, facilities and services to allow for authorized electronic surveillance based on either industry or FCC standards. Our CALEA obligations have been extended to data and VoIP networks, and we comply with these requirements. Certain laws and regulations require that we assist various government agencies with electronic surveillance of communications and provide records concerning those communications. We do not disclose customer information to the government or assist government agencies in electronic surveillance unless we have been provided a lawful request for such information. If our obligations under these laws and regulations were to change or were to become the focus of any inquiry or investigation, it could require us to incur additional costs and expenses, which could adversely affect our financial condition or results of operations. Certain non-U.S. laws and regulations also require that we comply with requirements to assist non-U.S. government agencies with electronic surveillance of communications and provide records concerning those communications.
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
We have received claims in the past, and may in the future receive claims, that we, or third parties from whom we license or purchase goods or services, have infringed on the intellectual property of others. These claims can be time-consuming and costly to defend, and divert management resources. If these claims are successful, we could be forced to pay significant damages or stop selling certain products or services or stop using certain trademarks. We, or third parties from whom we license or purchase goods or services, also could enter into licenses with unfavorable terms, including royalty payments, which could adversely affect our business. See "Item 1A. Risk Factors— We may not be able to protect the intellectual property rights upon which we rely, or the products and services utilized by us and our suppliers and service providers may infringe on intellectual property rights owned by others."
Access to Public Filings and Board Committee Charters
Important information is routinely posted on our website at www.sprint.com. Public access is provided to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed with or furnished to the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). These documents may be accessed free of charge on our website at the following address: http://www.sprint.com/investors. These documents are available as soon as reasonably practicable after filing with the SEC and may also be found at the SEC's website at www.sec.gov. Information contained on or accessible through our website or the SEC's website is not part of this Annual Report on Form 10-K.
Our Code of Ethics, the Sprint Code of Conduct, our Corporate Governance Guidelines and the charters of the following committees of our board of directors: the Audit Committee, the Compensation Committee, the Finance Committee, and the Nominating and Corporate Governance Committee may be accessed free of charge on our website at the following address: www.sprint.com/governance. Copies of any of these documents can be obtained free of charge by writing to: Sprint Shareholder Relations, 6200 Sprint Parkway, Mailstop KSOPHF0302-3B679, Overland Park, Kansas 66251 or by email at shareholder.relations@sprint.com. If a provision of the Code of Conduct required under the NYSE corporate governance standards is materially modified, or if a waiver of the Code of Conduct is granted to a director or executive officer, a notice of such action will be posted on our website at the following address: www.sprint.com/governance. Only the Audit Committee may consider a waiver of the Code of Conduct for an executive officer or director.
Employee Relations
As of March 31, 2019, we had approximately 28,500 employees.
Information About Our Executive Officers
The following people were serving as our executive officers as of May 29, 2019. These executive officers were elected to serve until their successors have been elected. There is no familial relationship between any of our executive officers and directors.

Name	Experience	Current Position Held Since	Age
Marcelo Claure
Executive Chairman. Mr. Claure was named our Executive Chairman, effective May 31, 2018, and has served on the Sprint board of directors since January 2014. Previously, Mr. Claure served as our President and Chief Executive Officer, serving as President from August 2014 until January 2018 and as Chief Executive Officer from August 2014 until May 2018. Mr. Claure currently serves as Chief Operating Officer of SoftBank Group Corp. and as Chief Executive Officer of SoftBank Group International. In addition, Mr. Claure has served as a director of SoftBank Group Corp. since June 2017 and currently serves as a director of Arm Limited, a subsidiary of SoftBank Group Corp. Prior to joining Sprint, he was Chief Executive Officer of Brightstar, a company he founded in 1997 and grew from a small Miami-based distributor of mobile device accessories into a global business with more than $10 billion in gross revenue for the year ended 2013.
		2018	48
Michel Combes
President and Chief Executive Officer. Mr. Combes was named our Chief Executive Officer, effective May 31, 2018, and our President, effective January 6, 2018, and has served on the Sprint board of directors since January 2018. Previously, Mr. Combes served as our Chief Financial Officer from January 2018 until May 2018. Mr. Combes has more than 25 years of experience in the telecommunications industry. Prior to joining Sprint, Mr. Combes was CEO and a director of Altice N.V., where he was responsible for telecom, media, and content operations around the world from June 2016 until November 2017. Previously, Mr. Combes served as Chief Operating Officer of Altice N.V. from September 2015 until June 2016, and as CEO and Chairman of Altice SFR Group from September 2015 until November 2017. In addition, Mr. Combes served as a director of Altice USA, Inc. from June 2017 until November 2017. Before joining Altice N.V., Mr. Combes was CEO of Alcatel-Lucent from September 2013 until September 2015. Previously, he served as CEO of Vodafone Europe, Chairman and CEO of TDF Group, and Chief Financial Officer and Senior Executive Vice President of France Telecom. Mr. Combes serves on the board of directors of F5 Networks, Inc., a publicly traded application services provider, and CTIA -The Wireless Association.
		2018	57
Andrew Davies
Chief Financial Officer. Mr. Davies was appointed Chief Financial Officer effective July 2, 2018. Mr. Davies is responsible for day-to-day financial strategy and operations, including accounting and reporting, financial planning and analysis, treasury, tax, investor relations, risk management, auditing and mergers and acquisitions. Mr. Davies was Group Chief Financial Officer of Veon Ltd. (formerly VimpelCom Ltd.), a NASDAQ and Euronext Amsterdam-listed international communications and technology company, where he was responsible for all external communications, procurement, accounting and financial aspects of the company from November 2013 until November 2017. Previously, Mr. Davies was the Chief Financial Officer of Verizon Wireless from October 2010 to October 2013. Prior to his appointment at Verizon Wireless, Mr. Davies held several senior financial roles within Vodafone Group Plc, including Chief Financial Officer of Vodafone India and Vodafone Turkey as well as positions in Vodafone UK and Vodafone Japan, from 2003 until 2010.
		2018	53
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
		2017	55

Name	Experience	Current Position Held Since	Age
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
		2017	49
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
		2016	53
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
		2015	57
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
		2013	61

Item 1A.	Risk Factors
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
The completion of the Merger Transactions is subject to a number of conditions, including, among others, obtaining certain governmental authorizations, consents, orders or other approvals and the absence of any injunction prohibiting the Merger Transactions or any legal requirements enacted by a court or other governmental entity preventing consummation of the Merger Transactions. While Sprint has received certain of such approvals, Sprint continues to seek to obtain various other required approvals. There is no assurance that these required authorizations, consents, orders or other approvals will be obtained or that they will be obtained in a timely manner, or whether they will be subject to required actions, conditions, limitations or restrictions on our, T-Mobile’s or the combined company’s business, operations or assets. If any such required actions, conditions, limitations or restrictions are imposed, they may jeopardize or delay completion of the Merger Transactions, reduce or delay the anticipated benefits of the Merger Transactions or allow the parties to terminate the Merger Transactions, which could result in a material adverse effect on our, T-Mobile’s or the combined company’s business, financial condition or operating results. In addition, the completion of the Merger Transactions is also subject to T-Mobile USA having specified minimum credit ratings on the closing date of the Merger Transactions (after giving effect to the Merger Transactions) from at least two of the three credit rating agencies, subject to certain qualifications.
Failure to complete the Merger Transactions, or a delay in completing the Merger Transactions, could negatively impact our stock price and the future business, assets, liabilities, prospects, outlook, financial condition and results of operations of us or the combined company.
If the Merger Transactions are not completed or are delayed, our common stock price and future business and financial results could be negatively affected, or our employees, suppliers, vendors, distributors, retailers, dealers or customers could lose focus on our business, cease doing business with us, or curtail their activities with us. In addition, the Business Combination Agreement may be terminated if, among other things, required regulatory approvals or consents are not obtained or either party breaches certain of its obligations under the Business Combination Agreement. Subject to certain extension rights, the Business Combination Agreement may be terminated by either Sprint or T-Mobile on July 29, 2019. If the Business Combination Agreement were terminated, it could have an adverse effect on our business, financial condition, operating results and stock price.
We and T-Mobile are subject to various uncertainties and contractual restrictions and requirements while the Merger Transactions are pending that could disrupt our, T-Mobile’s or the combined company’s business and adversely affect our or T-Mobile’s business, assets, liabilities, prospects, outlook, financial condition and results of operations.
Uncertainty about the effect of the Merger Transactions on employees, customers, suppliers, vendors, distributors, dealers and retailers has had and may continue to have an adverse effect on us and T-Mobile. These uncertainties may impair our and T-Mobile’s ability to attract, retain and motivate key personnel during the pendency of the Merger Transactions and, if the Merger Transactions are completed, for a period of time thereafter, as existing and prospective employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with us or T-Mobile, our and T-Mobile’s business following the Merger Transactions could be negatively impacted. Additionally, these uncertainties could cause customers, suppliers, distributors, dealers, retailers and others who deal with us or T-Mobile to seek to change or cancel existing business relationships with us or T-Mobile or fail to renew existing relationships with us or T-Mobile. Suppliers, distributors and content and application providers may also delay or cease developing for us or T-Mobile new products that are necessary for the operations of our or T-Mobile’s business due to the uncertainty created by the Merger Transactions. Competitors may also target our or T-Mobile’s existing customers by highlighting potential uncertainties and integration difficulties that may result from the Merger Transactions.

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

Litigation relating to the Merger Transactions may be filed against us or our board of directors and/or T-Mobile or the board of directors of T‑Mobile that could prevent or delay the consummation of the Merger Transactions, result in the payment of damages following consummation of the Merger Transactions and/or have an adverse effect on the trading prices of our securities.
In connection with the Merger Transactions, Sprint and/or T-Mobile have, and may in the future, become subject to litigation, including putative class action lawsuits filed by stockholders against the boards of directors of Sprint and/or T-Mobile. Among other remedies, these legal actions could seek damages and/or to enjoin the Merger Transactions. The outcome of any litigation is uncertain and any such potential lawsuits could prevent or delay consummation of the Merger Transactions and/or result in substantial costs to us and/or T-Mobile. Any such actions may create uncertainty relating to the Merger Transactions and may be costly and distracting to management. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger Transactions are consummated may adversely affect the combined company’s business, financial condition, results of operations, and cash flows. Potential litigation relating to the Merger Transactions or the threat thereof may have an adverse effect on the trading prices of our securities.
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
Although T-Mobile USA has received debt financing commitments from lenders to provide various bridge and other credit facilities to finance the Merger Transactions, the obligation of the lenders to provide these facilities is subject to a number of conditions. It is also expected that T-Mobile will enter into other financing arrangements in connection with the Merger Transactions for which it does not presently have commitments. Furthermore, T-Mobile USA may seek to modify its existing financing arrangements in connection with the Merger Transactions. Accordingly, financing of the Merger Transactions is not assured. Even if T-Mobile USA is able to obtain financing or modify its existing financing arrangements, the terms of such new or modified financing arrangements may not be available to T-Mobile USA on favorable terms, and T-Mobile USA may incur significant costs in connection with entering into such financing. Furthermore, if T-Mobile is unable to obtain financing for the Merger Transactions on terms it finds acceptable or at all, it may have to exercise some or all of the commitments under its bridge financing facilities, in which event the costs of financing for the Merger Transactions may be higher than expected.

Downgrades of our and/or T-Mobile’s credit ratings could adversely affect our, T-Mobile’s and/or the combined company’s respective businesses, cash flows, financial condition and operating results.
Our credit ratings impact the cost and availability of future borrowings, and, as a result, our cost of capital. Our ratings reflect each rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations or, following completion of the Merger Transactions, obligations to the combined company’s creditors. Each of the rating organizations reviews our ratings and T-Mobile’s ratings periodically, and there can be no assurance that our or T-Mobile’s current ratings will be maintained in the future. Downgrades in our financial health or ratings and/or T-Mobile’s ratings could adversely affect our, T-Mobile’s and/or the combined company’s businesses, cash flows, financial condition and operating results. The Business Combination Agreement also contains certain conditions relating to a minimum credit rating of T-Mobile USA on the closing date of the Merger Transactions.
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
Our success is based on our ability to retain current subscribers and attract new subscribers. If we are unable to attract and retain profitable wireless subscribers, our financial performance will be impaired, and we could fail to meet our financial obligations. We have experienced difficulty in attracting and retaining profitable wireless customers. For example, our postpaid churn rate has increased nearly twenty basis points since the beginning of fiscal year 2018; this churn rate is the highest among major carriers and almost double that of AT&T, Verizon and T-Mobile. Furthermore, from January 1, 2008 through March 31, 2019, we have experienced an aggregate net decrease of approximately 9.9 million subscribers in our total retail postpaid subscriber base.
Our ability to retain our existing subscribers, to compete successfully for new subscribers, and reduce our churn rate depends on, among other things:

•
our ability to anticipate and respond to various competitive factors, including our successful execution of marketing, customer retention and sales strategies; the acceptance of our value proposition; service delivery and customer care activities, including new account set up and billing; and execution under credit and collection policies;

•	actual or perceived quality and coverage of our network, including delivering a positive and consistent experience nationwide;

•	public perception about our brands and the Merger Transactions;

•
our ability to anticipate, develop, and deploy new or enhanced technologies, products and services that are attractive to existing or potential subscribers on a timely basis or at all, including 5G technologies;

•	our ability to continue to access spectrum and acquire additional spectrum capacity, including certain low-band and millimeter wave frequencies;

•	our ability to grow revenues and stabilize our financial metrics; and

•	our ability to have the scale necessary to successfully compete.
A competitive nationwide wireless network requires significant fixed costs and continual investment. Many of our competitors have significant size and scale advantages that enable them to spread these fixed costs over significantly larger subscriber bases. If we are unable to maintain a sufficiently large subscriber base necessary to support the needs of a competitive nationwide wireless network and the associated high costs, our business, financial condition and results of operations may be adversely affected. Increased churn would further exacerbate this risk in the 5G era as we continue to make significant investments in our existing network for 5G.
Our ability to retain subscribers may be negatively affected by industry trends related to subscriber contracts. We continue to see aggressive customer acquisition efforts by our competitors. For example, most service providers, including us, are offering wireless service plans without any long-term commitment and wireless service plans or devices with promotional pricing terms, such as buy one device, get one free and discounted lines for new qualifying customers. Furthermore, some service providers are reimbursing contract termination fees, including paying off the outstanding balance on devices, incurred by new customers in connection with such customers terminating service with their current wireless service providers. Aggressive promotional activities such as those described above could continue to negatively affect our ability to retain subscribers and could lead to a further increase in our churn rates if we are not successful in providing an attractive product, price and service mix, which could adversely affect our operating results. In addition, the loss of customers upon expiration of their promotional pricing plans could adversely affect our operating results.
We expect to continue to incur expenses such as the reimbursement of subscriber termination fees and other subscriber acquisition and retention expenses to attract and retain subscribers, but there can be no assurance that our efforts will generate new subscribers or result in a lower churn rate. Subscriber losses and a high churn rate could adversely affect our business, financial condition, and results of operations because they result in lost revenues and cash flow.
Moreover, we and our competitors continue to gain a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers. To the extent we cannot compete effectively for new subscribers or if we attract more subscribers that are not creditworthy, our revenues and results of operations could be adversely affected.

The success of our network improvements and 5G deployment will depend on the timing, extent and cost of implementation; availability of financial resources; access to additional spectrum, including low-band frequencies; the performance of third-parties; upgrade requirements; and the availability and reliability of the various technologies required to provide such modernization.
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
Improvements in our service depend on many factors, including our ability to predict and adapt to future changes in technologies, changes in consumer demands, changes in pricing and service offerings by our competitors and continued access to and deployment of adequate spectrum, including any leased spectrum. If we are unable to access or acquire additional spectrum to increase capacity or to deploy the services subscribers desire on a timely basis or at acceptable costs while maintaining network quality levels, our ability to attract and retain subscribers could be adversely affected, which would negatively impact our operating results. If the Merger Transactions are not completed, our ability to provide a nationwide 5G network capable of competing effectively with other competitors in the wireless industry will depend on our access to, and deployment of, adequate low-band spectrum that we do not currently have and that we may not be able to obtain in the future on a timely basis given the lack of low-band spectrum available for purchase, or at acceptable costs. Accordingly, we likely will be unable to access sufficient low-band spectrum as a standalone company, which would limit the scope of our 5G services to certain geographic areas only and which likely would cause our 5G services to suffer from inconsistent network performance.
If we fail to provide a competitive network, which includes delivering a positive and consistent network experience nationwide, our ability to provide wireless services to our subscribers, to attract and retain subscribers, and to maintain and grow our subscriber revenues could be adversely affected. For instance, we will need to acquire additional spectrum to remain competitive and grow our subscriber base, meet increasing customer demands, and deploy a nationwide 5G network.
Using new and sophisticated technologies on a very large scale entails risks. For example, deployment of new technologies, such as 5G, from time to time has adversely affected, and in the future may adversely affect, the performance of existing services on our network and result in increased churn or failure to attract wireless subscribers. Should implementation of our network upgrades, including 5G, fail, be delayed or result in incurring costs in excess of expected amounts, our margins could be adversely affected and such effects could be material. Should the delivery of services expected to be deployed on our network be delayed due to technological constraints or changes, performance of third-party suppliers, regulatory restrictions, including zoning and leasing restrictions, or permit issues, subscriber dissatisfaction, or other reasons, the cost of providing such services could become higher than expected, ultimately increasing our cost to subscribers and resulting in decreases in net subscribers or our margins, or both, which would adversely affect our revenues, profitability, and cash flow from operations.
In addition, as a standalone company, we may lack the financial resources necessary to provide a robust, nationwide 5G network capable of competing effectively with other competitors in the wireless industry and other companies that have more recently begun providing wireless services, many of which have greater financial resources than we do. Accordingly, if the Merger Transactions are not completed, it is expected that we will not be able to deploy a nationwide 5G network on the same scale and on the same timeline as the combined company or on a scale and timeline that will allow us to compete effectively with our competitors, and therefore will continue to be limited in our ability to compete effectively in the 5G era. Further, it is expected that if the Merger Transactions are not completed, we will continue to lack the network, scale and financial resources of other competitors in, and other companies that have more recently begun providing, wireless services.
Our high debt levels and restrictive debt covenants could negatively impact our ability to access future financing at attractive rates or at all, which could limit our operating flexibility and ability to repay our outstanding debt as it matures.
As of March 31, 2019, our consolidated principal amount of indebtedness was $40.3 billion. Our high debt levels and debt service requirements are significant in relation to our declining revenues and negative free cash flow, which may reduce our ability to respond to competition and economic trends in our industry or in the economy generally. Our high debt levels, including aggregate debt maturities of almost $28 billion over the next five fiscal years, may have an adverse effect on our business by reducing cash available for operations and further place us at a competitive disadvantage compared to our competitors. Our high debt levels and debt service requirements may also limit our financing options, including as a result of market sentiment and the restrictions placed on certain of our assets in our financing transactions. In addition, certain agreements governing our indebtedness impose operating restrictions on us, subject to exceptions, including our ability to:

•	incur additional indebtedness;

•	create liens on our assets;

•	pay dividends or make certain investments;

•	receive dividend or other payments from certain of our subsidiaries;

•	enter into transactions with affiliates; and

•	engage in certain asset sale or business combination transactions.
Our secured revolving bank credit facility and other financing facilities also require that we maintain certain financial ratios, including a leverage ratio, which could limit our ability to incur additional debt. Our failure to comply with our debt covenants would trigger defaults under those obligations, which could result in the maturities of those debt obligations being accelerated and could in turn result in cross defaults with other debt obligations. If we are forced to refinance our debt obligations prior to maturity on terms that are less favorable or if we were to experience difficulty in refinancing the debt prior to maturity, our results of operations or financial condition could be materially harmed. In addition, our asset-backed financings could subject us to an increased risk of loss of assets secured under those facilities. We continue to expect to rely on asset-backed financings as a source of funds, however, there can be no assurance that we will be able to continue to do so. For instance, although we have leveraged certain of our spectrum assets as collateral in asset-backed financing transactions, certain limitations such as our leasing arrangements on 2.5 GHz spectrum may significantly reduce our ability to further leverage our spectrum. In addition, the Business Combination Agreement restricts us, without T-Mobile's consent, from taking certain actions outside the ordinary course of business while the Merger Transactions are pending, including incurring certain indebtedness, which such restriction could put us at a disadvantage should the Merger Transactions not be consummated. Limitations on our ability to obtain suitable financing when needed could result in an inability to continue to expand our business, timely execute network plans, and meet competitive challenges.
Subscribers who purchase on a financing basis or lease a device are not required to sign a fixed-term service contract, which could result in higher churn and higher bad debt expense.
Our service plans allow certain subscribers to purchase or finance the use of an eligible device under an installment contract payable generally over a period of 24 months or to lease an eligible device for 18 months, as opposed to a traditional subsidy plan. Subscribers who take advantage of these plans are not required to sign a fixed-term service contract to obtain postpaid service; rather, their service is provided on a month-to-month basis with no early termination fee. These service plans may not meet our subscribers’ or potential subscribers’ needs, expectations, or demands. In addition, subscribers on these plans can discontinue their service at any time without penalty, other than the obligation of any residual commitment they may have for unpaid service, for amounts due under the installment contract or remaining lease payments for the device. We could experience a higher churn rate than we expect due to the ability of subscribers to more easily change service providers, which could adversely affect our results of operations. Our operational and financial performance may be adversely affected if we are unable to grow our customer base and achieve the customer penetration levels that we anticipate with this business model.
Because our lease and installment billing contracts permit customers to use or pay for devices over time, we maintain a certain level of debt to support our investment in these contracts. We fund our customer device financing activities through a combination of cash on hand and proceeds from monetizing customer receivables. If a customer discontinues their service, we are unable to support our investment in the associated device through debt, which will therefore require more cash on hand.
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
We lease devices to certain of our subscribers. Our financial condition and results of operations depend, in part, on our ability to appropriately assess the credit risk of our lease subscribers and the ability of our lease subscribers to perform under our device leases. In addition to monthly lease payments, we expect to realize economic benefit from the estimated residual value of a leased device, which is the estimated value of a leased device at the time of the expiration of the lease term. Changes in residual value assumptions made at lease inception affect the amount of depreciation expense and the net amount of equipment under operating leases. If estimated residual values, in the aggregate, significantly decline due to economic factors, obsolescence, or other circumstances, we may not realize such residual value, which could have a material adverse effect on our financial position and results of operations. We have suffered and may continue to suffer negative consequences including increased costs and increased losses on devices as a result of a lease subscriber default, the related termination of a lease, and the attempted repossession of the device, including failure of a lease subscriber to return a leased device. Sustained failure of subscribers to return leased devices could also negatively impact our ability to obtain financing based on leased devices in the future. In addition, subscribers who lease a device are not required to sign a fixed-term service contract, which could result in higher churn, and increased losses on devices.
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
Market turbulence and weak economic conditions may materially adversely affect our business and financial performance in a number of ways. Our services and device financing plans are available to a broad customer base, a significant portion of which may be more vulnerable to weak economic conditions, particularly our subprime customers. We may have greater difficulty in gaining new subscribers within this segment and existing subscribers may be more likely to terminate or select a lower cost service and default on device financing plans due to an inability to pay.
We will need to maintain lower costs and raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and execute our business strategy. Our ability to raise additional capital will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. Instability in the global financial markets has resulted in periodic volatility in the credit, equity, and fixed income markets. This volatility could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to us, or at all.
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
The FCC, FTC, CFPB, and other federal, state and local, as well as international, governmental authorities assert jurisdiction over our business and could adopt regulations or policies or take other actions that would adversely affect our business prospects or results of operations.
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
Over the past several years, the FCC and other federal and state agencies have engaged in increased regulatory and enforcement activity as well as investigations of the industry generally. Enforcement activities or investigations could make it more difficult and expensive to operate our business, and could increase the costs of our wireless operations. In addition, we may offer products that include highly regulated financial services, which subject us to additional state and federal regulations. The costs to comply with such regulations and failure to remain compliant with such regulations could adversely affect our results of operations.
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
On December 14, 2017, the FCC voted to return broadband Internet access service to its prior classification as an information service, and reinstate the private mobile service classification of mobile broadband Internet access service. The order also eliminated the FCC's Internet Conduct Standard, along with the bright-line rules and included expanded transparency requirements. The new rules were published in the federal register on February 22, 2018. The 2017 FCC order has been challenged by various groups, including certain state attorneys general, and has been appealed to the U.S. Court of Appeals for the District of Columbia Circuit. In addition, as a result of the 2017 FCC order, state legislators have introduced, and in some cases passed, state laws requiring different levels of adherence to net neutrality principles for broadband Internet access service providers active in the applicable states. In addition, several governors have issued executive orders similarly addressing net neutrality. Depending on the interpretation and application of these rules, including the outcome of the appeal of the 2017 FCC order, other legal challenges to the order and conflicts between federal and state laws and executive orders, we may incur additional costs or be limited in the services we can provide which could have a material adverse effect on our business, results of operations and financial condition.
The financing of devices through leasing and installment billing has increased our regulatory exposure, including with respect to consumer complaints and potential examinations or enforcement actions by federal and state regulatory agencies, including the CFPB, state attorneys general, the FCC and the FTC. We may also be subject to potential regulatory fines, penalties, enforcement actions, and litigation. Failure to comply with applicable regulations could have a material adverse effect on our business, results of operations and our financial condition.
Various federal, state and international governmental authorities have adopted or are considering laws or regulations related to privacy and data protection, such as the European Union’s General Data Protection Regulation that went into effect in May 2018 and the California Consumer Privacy Act of 2018, which takes effect in 2020. Enactment of new privacy laws or regulations could, among other things, result in additional costs of compliance or litigation. In addition, our failure to comply with these laws and regulations may subject us to significant penalties for non-compliance and could have a material adverse effect on our business, results of operations and financial condition.
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
In connection with the products and services we sell, we calculate, collect, and remit various federal, state, and local taxes and fees to the respective governmental authorities. Tax laws are subject to change and interpretation. In the event that we are found to have incorrectly calculated, assessed, or remitted amounts that were due to governmental authorities, we could be subject to additional taxes, fines, penalties, or other adverse actions, which could materially impact our business, results of operations and our financial condition. For risks related to governmental regulation in connection with the Merger Transactions, see "— Risks Relating to the Merger Transactions."
Competition, industry consolidation, effectiveness of our cost optimization efforts, and technological changes in the market for wireless services could negatively affect our operations, resulting in adverse effects on our revenues, cash flows, growth, and profitability.
We compete with a number of other wireless service providers, many of which have greater financial resources than we do. Competition is expected to continue to increase as additional spectrum is made available for commercial wireless services and as additional communications, cable, and technology companies begin providing wireless services. In addition, we have experienced and expect to continue to experience an increased customer demand for data usage on our network. Competition in pricing, service, and product offerings may adversely impact subscriber retention and our ability to attract new subscribers. A decline in the average revenue per subscriber coupled with a decline in the number of subscribers would negatively impact our revenues, cash flows, and profitability.
In addition, consolidation by our competitors and roaming partners could lead to fewer companies controlling access to network infrastructure, enabling our competitors to control usage and rates, which could negatively affect our revenues and profitability. The two largest national wireless communication providers serve a significant percentage of all wireless subscribers and hold substantial spectrum and other resources. Our largest competitors may be able to enter into exclusive handset, device, or content arrangements, as well as execute widespread advertising and marketing campaigns. In addition, refusal of our largest competitors to provide access to critical resources, such as roaming services on reasonable terms, could improve our largest competitors’ position within the industry.
The wireless industry also faces competition from other communications, cable, and technology companies seeking to increase their brand recognition and capture customer revenue with respect to the provision of wireless products and services, in addition to non-traditional offerings in mobile data. Further, some of our current competitors now provide content services in addition to voice and broadband services, and consumers are increasingly accessing video content from alternative sources via Internet-based providers and applications, all of which create increased competition in this area. For instance, AT&T recently completed its acquisition of Time Warner, Inc. after it acquired DirecTV. In addition, Verizon has acquired AOL, Inc. and Yahoo! Inc.
The wireless communications industry continues to experience significant technological change, including improvements in the capacity, quality, security and types of technology. These developments cause uncertainty about future subscriber demand for our wireless services and the prices that we will be able to charge for these services. As services, technology, and devices evolve, we also expect continued pressure on voice, text, data and other service revenues. Rapid changes in technology may lead to the development of wireless communications technologies, products, or alternative services that are superior to our technologies, products, or services, or that consumers prefer over ours. In addition, technological advances have caused long distance, local, wireless, video, and Internet services to become more integrated, which has contributed to increased competition, new competitors, new products, and the expansion of services offered by our competitors in each of these markets. If we are unable to meet future advances in competing technologies on a timely basis, or at an acceptable cost, we may not be able to compete effectively and could lose subscribers to our competitors.
We believe that the ability to provide nationwide 5G services will be a critical driver of competition as wireless technologies evolve from current-generation 4G services to next-generation 5G services, and significant competitive advantages are expected to result from being “first-to-market” with nationwide 5G services. The failure to develop and launch a successful nationwide 5G network could hinder the growth of our business and any delay in the development or launch of a 5G network could result in us not being among the “first-to-market,” which could further compromise our competitive position and adversely affect our business, results of operations, and financial condition.
Over the past several years, we have implemented various initiatives to reduce operating costs across all functions of the Company. As a result of these cost-cutting initiatives, we have a more limited ability to further reduce costs should such measures become necessary. In addition, any further reductions may have a materially negative impact on our business, results of operations and financial condition.
The trading price of our common stock has been, and may continue to be, volatile and may not reflect our actual operations and performance.
Market and industry factors may impact the market price of our common stock, regardless of our actual operations and performance. Stock price volatility and sustained decreases in our share price could subject our stockholders to losses and may adversely impact our ability to issue equity. The trading price of our common stock has been, and may continue to be, subject to fluctuations in response to various factors, some of which are beyond our control, including, but not limited to:

•	uncertainties related to our proposed merger with T-Mobile;

•	information about the Merger Transactions;

•	our actual or anticipated financial results;

•	market and pricing risks due to concentrated ownership of our stock;

•	the ability to raise additional capital through the issuance of additional debt or equity or otherwise, including the cost and availability or perceived availability of additional capital;

•
announcements by us or our competitors or market speculation of acquisitions, spectrum acquisitions, new products, technologies, significant contracts, commercial relationships, or capital commitments;

•	the performance of SoftBank and SoftBank’s ordinary shares or speculation about the possibility of future actions SoftBank may take;

•	disruption to our operations or those of other companies critical to our network operations;

•	our ability to develop and market new and enhanced technologies, products and services on a timely and cost-effective basis, including any network improvement efforts and the deployment of 5G;

•	recommendations by securities analysts or changes in their estimates concerning us;

•	changes in the ratings of our debt by rating agencies;

•	litigation;

•	changes in governmental actions, regulations, or approvals; and

•	perceptions of general market conditions in the technology and communications industries, the U.S. economy, and global market conditions.
We have entered into, or may enter into, agreements with various parties for certain business operations. Any difficulties experienced by us in these arrangements could result in additional expense, loss of subscribers and revenue, interruption of our services, or a failure or delay in the roll-out of new technology.
We have entered into, and may in the future enter into, agreements with various third parties for the day-to-day execution of services, provisioning, maintenance, and upgrading of our wireless and wireline networks, including the permitting, building, and installation of network upgrades; leases and subleases for space on communications towers; the development and maintenance of certain systems necessary for the operation of our business; customer service, related support to our wireless subscribers, outsourcing aspects of our wireline network and back office functions; and to provide network equipment, handsets, devices, and other equipment. For example, we depend heavily on local access facilities obtained from ILECs to serve our data and voice subscribers, and payments to ILECs for these facilities are a significant cost of service for both our Wireless and Wireline segments. We also expect our dependence on key suppliers to continue as more advanced technologies are developed, which may lead to additional significant costs. If our key vendors fail to meet their contractual obligations or experience financial difficulty, or if we fail to adequately diversify our reliance among vendors, we may experience disruptions to our business operations or incur significant costs implementing alternative arrangements.
We may not be able to protect the intellectual property rights upon which we rely, or the products and services utilized by us and our suppliers and service providers may infringe on intellectual property rights owned by others.
We rely on various patent, service mark, trademark, and trade secret laws and contractual restrictions to establish and protect our proprietary rights. Despite these actions, they only offer limited protection and may not prevent the misappropriation of our rights. Also, we may not be able to discover or determine the extent of or protect against any unauthorized use of our proprietary rights, which may increase the cost of protecting these rights or reduce our revenues. Any of these factors could have a material adverse effect on our business, financial condition, and operating results. We also purchase products from suppliers, including device suppliers, and outsource services to service providers, including billing and customer care functions, that incorporate or utilize intellectual property. We and some of our suppliers and service providers have received, and may receive in the future, assertions and claims from third parties that the products or software utilized by us or our suppliers and service providers infringe on the patents or other intellectual property rights of these third parties. These claims could require us or an infringing supplier or service provider to cease certain activities or to cease selling the relevant products and services. These claims can be time-consuming and costly to defend and divert management resources. If these claims are successful, we could be forced to pay significant damages or stop selling certain products or services or stop using certain trademarks, which could adversely affect our results of operations.
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
Our reputation and business may be harmed and we may be subject to legal claims if there is a loss, disclosure, misappropriation of, unauthorized access to, or other security breach of our proprietary or sensitive information. Any disruption of our business operations due to a cyber attack, even for a limited amount of time, may adversely affect our business and financial condition.
Our information technology and other systems—including those of our third-party service providers—that maintain and transmit our proprietary information, the confidential information of our business partners and our employees, and our subscribers’ information, including credit card information, location data, or other personal information, may be compromised by a malicious third-party penetration of our network security, including by state-sponsored parties, or company employees or external actors, and impacted by advertent or inadvertent actions or inactions by our employees and agents. As a result, our proprietary or confidential information or the proprietary or confidential information of our business partners, employees and subscribers may be lost, disclosed, accessed, used, corrupted, destroyed, or taken without consent. Cyber attacks, such as the use of malware, computer viruses, dedicated denial of service attacks, or other means for disruption or unauthorized access, and data breaches have increased in frequency, scope, and potential harm in recent years. Cyber attacks may occur in conjunction with physical attacks on our network infrastructure. We also purchase equipment and software from third parties that could contain software defects, Trojan horses, malware, or other means by which third parties could access our network or the information stored or transmitted on such network or equipment.
While to date we are not aware of any cyber attacks or other cyber incidents that, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a cyber attack in the future. In addition, the costs of such preventative actions, including insurance coverage that we maintain relating to cybersecurity incidents, may be significant, which may adversely affect our results of operations. Any disruption of the information technology systems that are necessary to conducting normal business operations due to a cyber attack, even for a limited amount of time, may prevent us from conducting normal business operations and adversely affect our financial condition. Any major compromise of our data or network security or that of our third-party service suppliers, failure to prevent or mitigate a loss of our services or network, our proprietary information, or our subscribers’ information, and delays in detecting any such compromise or loss, even for a limited amount of time, could disrupt our operations, impact our reputation and subscribers’ willingness to purchase our service, and subject us to significant additional expenses. Such expenses could include incentives offered to existing subscribers and other business relationships in order to retain their business, increased expenditures on cyber security measures and the use of alternate resources, lost revenues from business interruption, significant penalties under privacy laws, and litigation, which could be material. Furthermore, the potential costs associated with any such cyber attacks could be greater than the insurance coverage we maintain.
Equipment failure, natural disasters or terrorist acts may affect our infrastructure and result in significant disruption to our business.
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
As a result of the SoftBank Merger, Sprint recognized goodwill at its acquisition-date estimate of fair value of approximately $6.6 billion, which has been entirely allocated to the wireless segment. Since goodwill was reflected at its estimate of fair value, there was no excess fair value over book value as of the date of the close of the SoftBank Merger. Additionally, we recorded $14.6 billion and $41.7 billion of long-lived assets and indefinite-lived intangible assets, respectively, as of the close of the SoftBank Merger. We evaluate the carrying value of our indefinite-lived assets, including goodwill, at least annually or more frequently whenever events or changes in circumstances indicate that the asset may be impaired, or in the case of goodwill, that the fair value of the reporting unit is below its carrying amount. As a result of our evaluation, we recorded a non-cash impairment charge of $2.0 billion related to goodwill in our wireless reporting unit during the year ended March 31, 2019. Continued, sustained declines in the Company’s operating results, the number of wireless subscribers, future forecasted cash flows, growth rates and other assumptions, as well as significant, sustained declines in the Company’s stock price and related market capitalization could impact the underlying key assumptions and our estimated fair values, potentially leading to a future material impairment of long-lived assets, goodwill, or other indefinite-lived assets, which could adversely affect our financial position and results of operations. In addition, as we continue to refine our network strategy, management may conclude, in future periods, that certain equipment assets in use will not be utilized as long as originally intended, which could result in an acceleration of depreciation expense. Moreover, certain equipment assets may never be deployed or redeployed, in which case cash and/or non-cash charges that could be material to our consolidated financial statements would be recognized.
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
As of March 31, 2019, SoftBank beneficially owned nearly 85% of the outstanding common stock of Sprint. As a result, until such time as SoftBank and its controlled affiliates hold shares representing less than a majority of the votes entitled to be cast by the holders of our outstanding common stock at a stockholder meeting, SoftBank generally will have the ability to control the outcome of any matter submitted for the vote of our stockholders, except in certain circumstances set forth in our certificate of incorporation or bylaws. For example, SoftBank was able to approve the Merger Transactions.
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
The interests of SoftBank may not coincide with the interests of our other stockholders or with holders of our indebtedness. SoftBank’s ability, subject to the limitations in our certificate of incorporation and bylaws, to control all matters submitted to our stockholders for approval limits the ability of other stockholders to influence corporate matters and, as a result, we may take actions that our stockholders or holders of our indebtedness do not view as beneficial. As a result, the market price of our common stock or terms upon which we issue indebtedness could be adversely affected. In addition, the existence of a controlling stockholder may have the effect of making it more difficult for a third-party to acquire, or discouraging a third-party from seeking to acquire, the Company. For example, T-Mobile was required to negotiate the Merger Transactions with SoftBank. The interests of SoftBank with respect to such transactions may be different from the interests of our other stockholders or with holders of our indebtedness. See "— Risks Relating to the Merger Transactions" for more information. In addition, the performance of SoftBank and SoftBank’s ordinary shares or speculation about the possibility of future actions SoftBank may take may adversely affect our share price or the trading price of our debt securities.
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
Our corporate headquarters are located in Overland Park, Kansas. Our gross property, plant and equipment at March 31, 2019 totaled $41.7 billion, as follows:

March 31, 2019
(in billions)
Wireless	$38.0
Wireline	1.4
Corporate and other	2.3
Total	$41.7
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
On April 22, 2019, a complaint was filed in federal court in New York against the Company and two of our executive officers in their capacities as such. The lawsuit, entitled Meneses, et al. v. Sprint Corporation, et al., and purportedly brought on behalf of a class of Sprint shareholders, alleges that between January 2019 and April 2019 the defendants violated federal securities laws and rules by failing to properly disclose that certain postpaid net subscriber additions were driven by free lines and included less valuable tablet and other non-phone devices, as well as prepaid to postpaid migrations. The plaintiff seeks damages and reasonable costs and attorneys’ fees. The Company believes the lawsuit is without merit.
On April 19, 2012, the New York Attorney General filed a complaint alleging that Sprint Communications had fraudulently failed to collect and pay more than $100 million in New York sales taxes on receipts from its sale of wireless telephone services since July 2005. The complaint also sought recovery of triple damages under the State False Claims Act, as well as penalties and interest. Sprint Communications moved to dismiss the complaint on June 14, 2012. On July 1, 2013, the court entered an order denying the motion to dismiss in large part, although it did dismiss certain counts or parts of certain counts. Sprint Communications appealed that order and the intermediate appellate court affirmed the order of the trial court. On October 20, 2015, the Court of Appeals of New York affirmed the decision of the appellate court that the tax statute required us to collect and remit the disputed taxes. Our petition for certiorari to the U.S. Supreme Court on grounds of federal preemption was denied. We previously paid the principal amount of tax at issue, under protest, while the suit was pending. On December 21, 2018, Sprint Communications and the State of New York settled the dispute, as well as an unrelated tax matter. As a result, the Company recognized an additional $50 million of litigation expense during the year ended March 31, 2019.
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us or our subsidiaries. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. Except as otherwise noted, during the year ended March 31, 2019, there were no material developments in the status of these legal proceedings.

Item 4.	Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Share Data
The common stock of Sprint Corporation is traded under the stock symbol "S" on the NYSE. We currently have no non-voting common stock outstanding.
Number of Stockholders of Record
As of May 28, 2019, we had approximately 25,000 common stock record holders.
Issuer Purchases of Equity Securities
None.
Performance Graph
The graph below compares the cumulative total shareholder return for the Company's common stock with the S&P® 500 Stock Index and the Dow Jones U.S. Telecommunications Index for the five-year period from March 31, 2014 to March 31, 2019. The graph assumes an initial investment of $100 on March 31, 2014.
Value of $100 Invested on March 31, 2014

	3/31/2014	3/31/2015	3/31/2016	3/31/2017	3/31/2018	3/31/2019
Sprint Corporation	$100.00	$51.58	$37.87	$94.45	$53.10	$61.48
S&P 500 Index	$100.00	$112.73	$114.74	$134.45	$153.26	$167.81
Dow Jones U.S. Telecom Index	$100.00	$104.08	$121.90	$126.81	$120.50	$132.33

Item 6.	Selected Financial Data
The following selected financial data is derived from our consolidated financial statements. The data below should be read together with "Part I, Item 1A. Risk Factors", "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act included changes in tax laws that had a material impact on our financial statements. During the year ended March 31, 2018, we recorded a $7.1 billion non-cash tax benefit through net income (loss) to re-measure the carrying values of our deferred tax assets and liabilities. The re-measurement of deferred taxes had no impact on cash flows. See Note 11. Income Taxes in Notes to the Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information.
On April 1, 2018 the Company adopted authoritative guidance regarding Revenue from Contracts with Customers. The Company adopted this standard using the modified retrospective method, which requires that the cumulative effect of initially applying the standard be recognized at the date of application beginning April 1, 2018. We recorded a pre-tax cumulative effect of $1.7 billion ($1.3 billion, net of tax) as a reduction to the April 1, 2018 opening balance of accumulated deficit. See Note 8. Revenues from Contracts with Customers in Notes to the Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information related to the adoption of this standard.
The selected financial data presented below is not comparable for all periods presented primarily as a result of the Tax Act and the adoption of the above accounting standard.

	Year Ended March 31,
	2019	2018	2017	2016	2015
	(in millions, except per share amounts)
Results of Operations
Service revenue	$22,857	$23,834	$25,368	$27,174	$29,542
Equipment sales	5,606	4,524	4,684	3,168	4,826
Equipment rentals	5,137	4,048	3,295	1,838	164
Net operating revenues	33,600	32,406	33,347	32,180	34,532
Depreciation - network and other	4,245	3,976	3,982	4,013	3,591
Depreciation - equipment rentals	4,538	3,792	3,116	1,781	206
Amortization	608	812	1,052	1,294	1,552
Goodwill impairment(1)	2,000	—	—	—	—
Operating income (loss)	398	2,727	1,764	310	(1,895)
Net (loss) income	(1,943)	7,377	(1,206)	(1,995)	(3,345)
Net (loss) income attributable to Sprint Corporation	(1,943)	7,389	(1,206)	(1,995)	(3,345)
(Loss) Earnings per Share
Basic net (loss) income per common share	$(0.48)	$1.85	$(0.30)	$(0.50)	$(0.85)
Diluted net (loss) income per common share	(0.48)	1.81	(0.30)	(0.50)	(0.85)
Financial Position
Total assets	$84,601	$85,459	$85,123	$78,975	$82,841
Property, plant and equipment, net	21,201	19,925	19,209	20,297	19,721
Intangible assets, net	47,832	50,360	50,484	51,117	52,455
Total debt, capital lease and financing obligations	39,923	40,892	40,914	33,958	33,642
Total stockholders' equity	26,072	26,356	18,808	$19,783	21,710
Noncontrolling interests	55	63	—	—	—
Cash Flow Data
Net cash provided by (used in) operating activities	$10,429	$10,062	$(3,290)	$(423)	$3,749
Capital expenditures - network and other	4,963	3,319	1,950	4,680	5,422
Capital expenditures - leased devices	7,441	7,461	4,976	5,898	1,885
 _________________
(1) During the year ended March 31, 2019, the Company completed its annual impairment testing for goodwill assigned to the Wireless reporting unit and as a result, recorded a non-cash impairment charge of $2.0 billion. See Note 6. Intangible Assets in Notes to the Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

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
Wireless segment earnings represented almost all of our total consolidated segment earnings for the year ended March 31, 2019. Within the Wireless segment, postpaid wireless service revenue represents the most significant contributor to earnings, and is driven by the number of postpaid subscribers to our services, as well as the average revenue per user (ARPU).
Business Combination Agreement
On April 29, 2018, we announced that we entered into a Business Combination Agreement with T-Mobile US, Inc. to merge in an all-stock transaction for a fixed exchange ratio of 0.10256 of T-Mobile shares for each Sprint share, or the equivalent of 9.75 Sprint shares for each T-Mobile share (Merger Transactions). Immediately following the Merger Transactions, Deutsche Telekom AG and SoftBank Group Corp. are expected to hold approximately 42% and 27% of fully-diluted shares of the combined company, respectively, with the remaining 31% of the fully-diluted shares of the combined company held by public stockholders. The board of directors will consist of 14 directors, of which nine will be nominated by Deutsche Telekom AG, four will be nominated by SoftBank Group Corp., and the final director will be the CEO of the combined company. The combined company will be named T-Mobile, and as a result of the Merger Transactions, is expected to be able to rapidly launch a nationwide 5G network, accelerate innovation and increase competition in the U.S. wireless, video and broadband industries. The Merger Transactions are subject to customary closing conditions, including certain state and federal regulatory approvals, and regulatory approval from the Federal Communications Commission (FCC) and the Department of Justice (DOJ) is expected in the first half of calendar year 2019. Sprint and T-Mobile completed the Hart-Scott-Rodino filing with the DOJ on May 24, 2018. On June 18, 2018, the parties filed with the FCC the merger applications, including the Public Interest Statement. On July 18, 2018, the FCC accepted the applications for filing and established a public comment period for the Merger Transactions. The formal comment period concluded on October 31, 2018. The Merger Transactions received clearance from the Committee on Foreign Investment in the United States on December 17, 2018 and are awaiting further regulatory approvals. On April 27, 2019, the parties to the Business Combination Agreement extended the Outside Date (as defined in the Business Combination Agreement) to July 29, 2019.
Revenue Recognition
The Company adopted Revenue from Contracts with Customers (Topic 606) beginning on April 1, 2018 using the modified retrospective method. See Note 8. Revenues from Contracts with Customers in Notes to the Consolidated Financial
Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information related to revenues and contract costs, including qualitative and quantitative disclosures required under Topic 606. The impact to our consolidated financial statements of adopting Topic 606 is presented in Note 2. Summary of Significant Accounting Policies and Other Information in Notes to the Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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

While we plan to continue to invest in our network during the next few years and target the launch of 5G in select cities in the first half of 2019, many of the underlying service quality, scale, and financial challenges remain. We aim to use our spectrum to build our 5G network on 2.5 GHz spectrum. See Network below for more information regarding our network plans and potential challenges to our rollout of 5G.
We aim to create a compelling unlimited value proposition by leveraging our spectrum holdings while remaining the price leader on Unlimited plan offerings and taking our brand to the next level.
We plan to continue to invest in digital capabilities and artificial intelligence to improve the customer experience. We are focused on finding the right balance between physical and digital retail to serve customers wherever and whenever they want.
We have recruited leaders in our industry from around the globe and employ an organizational focus to ensure Sprint has a work environment employees recommend.
Network
We continue to increase coverage and capacity by densifying and evolving our existing network toward 5G. Densification, which includes increasing the number of small cells and antennas, is intended to enhance coverage and capacity across the network. We are also deploying new technologies, such as Massive MIMO and carrier aggregation, which allows us to move more data at faster speeds over the same spectrum and eventually migrate customers to an all IP network, supporting both Voice over LTE and data. Additionally, our introduction of tri-band devices, including those with 5G capabilities, allows us to manage and operate our network more efficiently and at a lower cost. We have continued to see positive results from these infrastructure upgrades in key U.S. markets. While Sprint will build 5G in a number of cities throughout the country, its current 5G build plans will result in coverage that is limited to major cities and the surrounding areas rather than coverage that blankets the entire geography of the United States. Sprint’s ability to expand this 5G network build plan may be limited by its financial resources, lack of scale and access to low-band spectrum. Moreover, Sprint plans to focus on creating a 5G ecosystem for smartphones and other mobile devices rather than stationary devices.
The 2.5 GHz spectrum band carries the highest percentage of Sprint's LTE data traffic. We have significant additional capacity to grow the use of our 2.5 GHz spectrum holdings into the future. Sprint believes it is well-positioned with spectrum holdings of more than 160 MHz of 2.5 GHz spectrum in the top 100 markets in the U.S. Sprint's spectrum holdings allow us to introduce 5G in parallel with 4G service over the same 2.5 GHz spectrum band, supporting the early introduction of 5G devices without disrupting the capacity needed to support our 4G users.
Overall, our densification and introduction of 5G technologies are expected to continue to enhance the customer experience by adding data capacity, increasing the wireless data speeds available to our customers, and improving network performance for both voice and data services, especially in the geographic areas where 5G will be provided. In the event the Merger Transactions are not completed, our ability to provide a nationwide network capable of competing effectively with other competitors in the wireless industry will depend on our access to, and deployment of, adequate low-band spectrum. As part of the evolution of our existing network toward 5G, we plan to modify our existing backhaul architecture to enable increased capacity to our network at a lower cost by either negotiating lower vendor pricing for existing Ethernet technology or replacing Ethernet with fiber. We expect to incur termination costs associated with Ethernet contractual commitments with third-party vendors ranging between approximately $130 million to $150 million, of which the majority are expected to be incurred by December 31, 2020.
Sprint has plans to launch 5G service beginning in 2019 in nine major cities. Once 5G-compatible equipment is in place and activated, customers in those cities will have access to Sprint's 5G network if they are in range of a cell site that has been equipped with a 5G radio supported by available 2.5 GHz spectrum and have a 5G-capable device. As more and more sites are 5G-enabled, customers in those areas will be able to have an increasing percentage of their mobile experiences on 5G rather than on LTE or 3G.
If the Merger Transactions with T-Mobile are not completed, it is expected that Sprint will not be able to deploy a nationwide 5G network on the same scale and on the same timeline as the combined company. For example, Sprint’s standalone 5G network would be geographically limited due to both Sprint’s limited current network footprint on which to build 5G sites and the cost of utilizing 2.5 GHz spectrum for 5G. See “Item 1A Risk Factors— The success of our network improvements and 5G deployment will depend on the timing, extent and cost of implementation; availability of financial resources; access to additional spectrum, including low-band frequencies; the performance of third-parties; upgrade requirements; and the availability and reliability of the various technologies required to provide such modernization.”

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
Shentel Transaction
On August 10, 2015, Shenandoah Telecommunications Company (Shentel) entered into a definitive agreement to acquire one of our wholesale partners, NTELOS Holdings Corp (nTelos). In connection with this definitive agreement, we entered into a series of agreements with Shentel to, among other things, acquire certain assets such as spectrum, terminate our existing wholesale arrangement with nTelos, and amend our existing affiliate agreement with Shentel to primarily include the subscribers formerly under the wholesale arrangement with nTelos. The agreements also expanded the area in which Shentel provides wireless service to Sprint customers and provided for more favorable economic terms. In April 2016, we received regulatory approval and the transaction closed in May 2016. The total consideration for this transaction included $181 million, on a net present value basis, of notes payable to Shentel. Sprint satisfies its obligations under the notes payable over an expected term of five to six years. FCC licenses acquired from Shentel had a total value of $85 million. $96 million of the total purchase was recorded in “Other, net” in the consolidated statements of operations as a contract termination in the quarter ended June 30, 2016, which related to the termination of our pre-existing wholesale arrangement with nTelos.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The following table provides an overview of the consolidated results of operations.

	Year Ended March 31,
	2019	2018	2017
	(in millions)
Wireless segment earnings	$12,836	$11,205	$9,814
Wireline segment (loss) earnings	(69)	(118)	119
Corporate, other and eliminations	6	(18)	1
Consolidated segment earnings	12,773	11,069	9,934
Depreciation - network and other	(4,245)	(3,976)	(3,982)
Depreciation - equipment rentals	(4,538)	(3,792)	(3,116)
Amortization	(608)	(812)	(1,052)
Goodwill impairment	(2,000)	—	—
Other, net	(984)	238	(20)
Operating income	398	2,727	1,764
Interest expense	(2,563)	(2,365)	(2,495)
Other income (expense), net	187	(59)	(40)
Income tax benefit (expense)	35	7,074	(435)
Net (loss) income	$(1,943)	$7,377	$(1,206)
Depreciation Expense - Network and Other
Depreciation expense - network and other increased $269 million, or 7%, for the year ended March 31, 2019 compared to the same period in 2018, primarily due to increased depreciation on new asset additions, partially offset by decreases associated with fully depreciated or retired assets. Depreciation expense - network and other remained relatively flat, decreasing $6 million for the year ended March 31, 2018 compared to the same period in 2017.
Depreciation Expense - Equipment Rentals
Depreciation expense - equipment rentals increased $746 million, or 20%, for the year ended March 31, 2019 compared to the same period in 2018 and increased $676 million, or 22%, for the year ended March 31, 2018 compared to the same period in 2017, primarily due to increased depreciation on new leased devices as a result of the continued growth of the device leasing program. This increase was partially offset by decreased depreciation for fully depreciated or retired leased devices combined with favorable changes to leased device residual values.

Amortization Expense
Amortization expense decreased $204 million, or 25%, for the year ended March 31, 2019 compared to the same period in 2018 and decreased $240 million, or 23%, for the year ended March 31, 2018 compared to the same period in 2017, primarily due to customer relationship intangible assets that are amortized using the sum-of-the-months'-digits method, which results in higher amortization rates in early periods that decline over time.
Goodwill Impairment
During the year ended March 31, 2019, the Company completed its annual impairment testing for goodwill assigned to the Wireless reporting unit and as a result, recorded a non-cash impairment charge of $2.0 billion. See Critical Accounting Policies and Estimates below and Note 6. Intangible Assets in Notes to the Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Other, net
The following table provides additional information regarding items included in "Other, net."

	Year Ended March 31,
	2019	2018	2017
	(in millions)
Severance and exit costs	$(85)	$(80)	$(66)
Litigation (costs) benefit and other contingencies	(74)	305	(140)
Loss on disposal of property, plant and equipment, net	(492)	(364)	(28)
Contract termination (costs) benefits	(34)	5	(140)
Gains from asset dispositions and exchanges	15	479	354
Merger costs	(346)	—	—
Hurricane-related reimbursements (costs)	32	(107)	—
Total expense	$(984)	$238	$(20)
Other, net was an expense of $984 million for the year ended March 31, 2019. We recognized severance and exit costs of $85 million primarily due to access termination charges, lease exit costs and reductions in work force. We recognized $74 million of litigation expense and a $15 million gain from the sale of certain assets. We recorded $492 million of loss on disposal of property, plant and equipment primarily related to cell site construction costs and network equipment that are no longer recoverable as a result of changes in our network plans. We recognized $34 million associated with the purchase of certain leased spectrum assets, which upon termination of the related spectrum leases resulted in the accelerated recognition of the unamortized favorable lease balances. We also incurred merger-related costs of $346 million, which were recorded as selling, general and administrative expenses in the consolidated statements of operations. We expect to recognize merger-related costs until the Merger Transactions are completed. We also recorded $32 million of reimbursements related to the hurricanes occurring in the prior fiscal year, which were recorded as revenue in net operating revenues, cost of services, selling, general and administrative expenses, and other, net in the consolidated statements of operations.
Other, net was a benefit of $238 million for the year ended March 31, 2018. We recognized severance and exit costs of $80 million primarily due to reductions in work force. We incurred hurricane-related costs of $107 million, which were recorded as contra-revenue, cost of services, selling, general and administrative expenses, and loss on disposal of property, plant and equipment in the consolidated statements of operations. We had a net benefit in litigation and other contingencies of $305 million. We recorded a $479 million non-cash gain as a result of spectrum license exchanges with other carriers and a $5 million benefit in contract terminations. Additionally, we recognized a $364 million net loss on disposal of property, plant and equipment, which consisted of a $370 million loss related to cell site construction costs that are no longer recoverable as a result of changes in our network plans, slightly offset by a $6 million gain.
Other, net was an expense of $20 million for the year ended March 31, 2017. We recognized severance and exit costs of $66 million. In addition, we recognized a $140 million charge for a state tax matter combined with legal reserves related to other pending legal suits and proceedings, a $354 million non-cash gain as a result of spectrum license exchanges with other carriers, and a $28 million loss on disposal of property, plant and equipment primarily related to cell site construction costs that are no longer recoverable as a result of changes in our network plans. We also recognized $140 million of contract terminations that were primarily related to the termination of our pre-existing wholesale arrangement with nTelos as a result of the Shentel transaction combined with the costs related to the termination of our relationship with General Wireless Operations Inc. (RadioShack).

Interest Expense
Interest expense increased $198 million, or 8%, for the year ended March 31, 2019 compared to the same period in 2018 primarily due to higher interest rates. Interest expense decreased $130 million, or 5%, for the year ended March 31, 2018 compared to the same period in 2017 primarily due to the replacement of higher interest debt with lower interest financings. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $39.7 billion, $38.5 billion and $37.9 billion was 6.5%, 6.3% and 6.7% for the years ended March 31, 2019, 2018 and 2017, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.
Other Income (Expense), Net
"Other income (expense), net" was income of $187 million for the year ended March 31, 2019 and expense of $59 million and $40 million for the years ended March 31, 2018 and 2017, respectively. The income for the year ended March 31, 2019 was primarily due to $169 million of interest income. In addition, we recognized other income of $24 million as a result of a legal settlement. The expense for the year ended March 31, 2018 was primarily due to $73 million of equity in losses of unconsolidated investments, net, of which $50 million relates to an impairment of an equity method investment. Additionally, there was a $65 million loss on early extinguishment of debt related to the retirement of portions of the Sprint Communications 8.375% Notes due 2017 and Sprint Communications 9.000% Guaranteed Notes due 2018. These expenses were partially offset by $85 million of interest income. The expense for the year ended March 31, 2017 was primarily due to recognizing the remaining debt finance costs of $74 million associated with the terminated unsecured financing facility, partially offset by interest income of $59 million which was primarily related to increased short-term investments.
Income Tax Expense
The U.S. federal statutory tax rates for the years ended March 31, 2019, 2018 and 2017 were 21%, 31.5% and 35%, respectively. The Tax Cuts and Jobs Act (the Tax Act) enacted in December 2017 reduced the corporate income tax rate effective January 1, 2018.
Income tax benefit of $35 million for the year ended March 31, 2019 was primarily attributable to the impact of state law changes enacted during the period, partially offset by expense attributable to organizational restructuring. These adjustments were primarily driven by the change in carrying value of our deferred tax assets and liabilities on temporary differences. In addition, the effective tax rate was impacted by non-deductible penalties related to litigation with the State of New York that was settled during the period and $1.9 billion of the $2.0 billion non-cash impairment charge related to goodwill as substantially all of the charge is not separately deductible for tax purposes. Income tax benefit of $7.1 billion for the year ended March 31, 2018 was primarily attributable to the impact of the Tax Act. Income tax expense of $435 million for the year ended March 31, 2017 was primarily attributable to taxable temporary differences from the tax amortization of FCC licenses and tax expense of $136 million on pre-tax gains from spectrum license exchanges, which increased our deferred tax liability on FCC licenses temporary differences. In addition, income tax expense included an expense of $89 million to increase our state income tax valuation allowance as a result of a shift in operations among wholly-owned subsidiaries and an organizational restructuring that occurred during the year.
As of March 31, 2019 and 2018, we maintained valuation allowance on deferred tax assets primarily related to net operating loss carryforwards. As of each reporting date, we consider new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. Provisions included in federal and state tax laws, in particular alternative cost recovery methods for fixed assets applicable in future periods, can significantly impact the timing of deductions for tax purposes that may result in projected taxable income during the net operating loss carryforward periods. This projected taxable income would be a positive source of evidence. We believe that there is a reasonable possibility that within the next 12 months sufficient positive evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance on deferred tax assets related to certain net operating losses will no longer be needed. Release of the valuation allowance would result in the recognition of the deferred tax assets and a non-cash tax benefit for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change depending on the results of operations and the timing of future taxable income.

Segment Earnings - Wireless
Wireless segment earnings are a function of wireless net operating revenues inclusive of wireless service revenue, the sale of wireless devices (handsets, tablets and wearables), broadband devices, connected devices, leasing wireless devices, and commissions on the device insurance and accessory programs. Combined with wireless net operating revenues, Wireless segment earnings are also a function of costs of equipment sales and rentals, costs to acquire subscribers, and network and interconnection costs to serve those subscribers, as well as other Wireless segment operating expenses. The cost of equipment sales and equipment rentals primarily includes equipment costs associated with our installment billing and subsidy programs, and loss on disposal of property, plant and equipment, net of recoveries, resulting from the write-off of leased devices where customers did not return the devices to us. The costs to acquire our subscribers also includes marketing and sales costs incurred to attract those subscribers. Network costs primarily represent switch and cell site costs, backhaul costs, and interconnection costs, which generally consist of per-minute usage fees and roaming fees paid to other carriers. The remaining costs associated with operating the Wireless segment include the costs to operate our customer care organization and administrative support. Wireless service revenue, costs to acquire subscribers, and variable network and interconnection costs fluctuate with the changes in our subscriber base and their related usage, but some cost elements do not fluctuate in the short-term with these changes.
As shown by the table above under "Consolidated Results of Operations," Wireless segment earnings represented almost all of our total consolidated segment earnings for the years ended March 31, 2019, 2018, and 2017. Within the Wireless segment, postpaid wireless services represent the most significant contributor to earnings and is driven by the number of postpaid subscribers utilizing our services, as well as ARPU. The wireless industry is subject to competition to retain and acquire subscribers of wireless services. All markets in which we operate have high rates of penetration for wireless services, and we expect this competition and market penetration to continue to pressure our share of gross additions and rates of churn.
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
As of March 31, 2019, substantially all of our device leases were classified as operating leases and predominantly all of our subscribers choose to lease devices from us under the Sprint Flex program. As a result, the leased devices are classified as property, plant and equipment when leased to subscribers through Sprint's direct channels. For leases in the indirect channel, we purchase the devices at lease inception from the dealer, which are then capitalized to property, plant and equipment. Lease revenue is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value, generally over the lease term. As these devices are classified as property, plant and equipment, the cost of the device is not recorded as cost of equipment sales compared to when sold under the installment billing or traditional subsidy program but rather is recorded as depreciation expense, which results in a significant positive impact to Wireless segment earnings. Depreciation expense incurred on leased devices for the years ended March 31, 2019, 2018 and 2017, was $4.5 billion, $3.8 billion and $3.1 billion, respectively. If the mix of leased devices within our subscriber base continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase.
Under the installment billing program, we recognize a majority of the revenue associated with future expected installment payments at the time of sale of the device to Sprint branded customers. As compared to our traditional subsidy program, this results in better alignment of the revenue with the cost of the device. The impact to Wireless earnings from the sale of devices under our installment billing program is neutral except for the impact from promotional offers.
Our device leasing and installment billing programs require a greater use of cash flow in the early part of the device contracts as our subscribers will generally pay less upfront than through our traditional subsidy program. The accounts receivable facility discussed in "Liquidity and Capital Resources" partially mitigates the significant use of cash from purchasing devices from original equipment manufacturers (OEMs) to fulfill our leasing and installment billing programs.
Wireless Segment Earnings Trends
Sprint offers lower monthly service fees without a traditional contract as an incentive to attract subscribers to certain of our service plans. These lower rates for service are available whether the subscriber brings their own device, pays the full or discounted retail price for the device, leases their device through our Sprint Flex leasing program, or purchases the device under our installment billing program. We expect our postpaid ARPU to decline in fiscal year 2019 due to the mix of devices resulting from higher data device sales, which generally have a lower ARPU than handsets, and continued promotional activities. Since inception, the combination of lower-priced plans and our leasing and installment billing programs have been accretive to Wireless segment earnings. We expect that trend to continue so long as we are able to attract subscribers, particularly postpaid handset subscribers. Additionally, we expect prepaid service revenue to decline in fiscal year 2019 due to the continued amortization of contract balances as a result of the adoption of Topic 606.
We began to experience net losses of postpaid handset subscribers in mid-2013. Since the release of our price plans associated with device financing options, results have shown improvement in trends of handset subscribers starting with the quarter ended September 30, 2015. While postpaid handset subscribers generally have stabilized, we experienced a decline in subscribers from fiscal year 2017 to fiscal year 2018. We continue to take initiatives to provide the best value in wireless service while continuing to enhance our network performance, coverage and capacity in order to attract and retain valuable handset subscribers. In addition, we continue to evaluate our cost model to operationalize the most effective cost structure but expect any improvements in 2019 to be fully offset by incremental costs associated with the network and customer experience initiatives.
The following table provides an overview of the results of operations of our Wireless segment.

	Year Ended March 31,
Wireless Segment Earnings	2019	2018	2017
	(in millions)
Postpaid(1)	$16,907	$17,421	$18,677
Prepaid(1)(2)	3,746	3,979	4,078
Retail service revenue	20,653	21,400	22,755
Wholesale, affiliate and other(2)	1,160	1,198	1,053
Total service revenue	21,813	22,598	23,808
Equipment sales	5,606	4,524	4,684
Equipment rentals	5,137	4,048	3,295
Total net operating revenues	32,556	31,170	31,787
Cost of services (exclusive of depreciation and amortization)	(5,802)	(5,602)	(6,674)
Cost of equipment sales	(6,082)	(6,109)	(6,583)
Cost of equipment rentals (exclusive of depreciation)	(643)	(493)	(975)
Selling, general and administrative expense	(7,193)	(7,761)	(7,741)
Total net operating expenses	(19,720)	(19,965)	(21,973)
Wireless segment earnings	$12,836	$11,205	$9,814
___________________

(1)
The year ended March 31, 2019 excludes hurricane-related reimbursements of $3 million of postpaid service revenue, $6 million of cost of services, and $1 million of selling, general and administrative expenses. The year ended March 31, 2018 excludes $25 million of hurricane-related postpaid service contra-revenue, $8 million of hurricane-related prepaid service contra-revenue, $48 million of cost of services, and $21 million of selling, general and administrative expenses. In addition, the year ended March 31, 2018 excludes a $51 million charge from costs of services related to a regulatory fee matter.

(2)
Sprint is no longer reporting Lifeline subscribers due to regulatory changes resulting in tighter program restrictions. We have excluded these subscribers from our subscriber base for all periods presented, including our Assurance Wireless prepaid brand and subscribers through our wholesale Lifeline mobile virtual network operators (MVNO). The above table reflects the reclassification of the related Assurance Wireless prepaid revenue from Prepaid service revenue to Wholesale, affiliate and other revenue of $360 million for the year ended March 31, 2017. Revenue associated with subscribers through our wholesale Lifeline MVNOs remains in Wholesale, affiliate and other revenue following this change.

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
During the quarter ended September 30, 2017, we entered into an arrangement with Brightstar US, Inc. (Brightstar) whereby accessories previously procured by us and sold to customers in our direct channels are procured and consigned to us from Brightstar (Brightstar Accessory Arrangement). Amounts billed from the sale of accessory inventory are remitted to Brightstar. In exchange for our efforts to sell accessory inventory owned by Brightstar, we received a fixed fee from Brightstar for each device activated in our direct channels. In August 2018, the arrangement was amended and we receive a share of the profits associated with the sale of accessory inventory owned by Brightstar.
Year Ended March 31, 2019 compared to Year Ended March 31, 2018
Retail service revenue decreased $747 million, or 3%, for the year ended March 31, 2019 compared to the year ended March 31, 2018 primarily due to a lower amount of revenue allocated to service revenue following the adoption of Topic 606, combined with lower average revenue per postpaid and prepaid subscribers driven by an increase in subscribers on lower price plans and promotional activities. These decreases were partially offset by an increase in average postpaid and prepaid subscribers. See Note 2. Summary of Significant Accounting Policies and Other Information in Notes to the Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for the impact to our consolidated financial statements of adopting Topic 606.
Wholesale, affiliate and other revenues decreased $38 million, or 3%, for the year ended March 31, 2019 compared to the year ended March 31, 2018 primarily due to lower imputed interest associated with installment billing on devices due to the growth of our leasing program and impacts following the adoption of Topic 606. These decreases were partially offset by an increase in lifeline subscribers and fees earned under an accessories arrangement with Brightstar, which commenced during the quarter ending September 30, 2017. Approximately 81% of our total wholesale and affiliate subscribers represent connected devices. These devices generate revenue which varies based on usage.
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
Average Monthly Service Revenue per Subscriber and Subscriber Trends
The table below summarizes average number of retail subscribers. Additional information about the number of subscribers, net additions (losses) to subscribers, and average rates of monthly postpaid and prepaid subscriber churn for each quarter since the quarter ended March 31, 2016 may be found in the tables on the following pages.

	Year Ended March 31,
	2019	2018	2017
	(subscribers in thousands)
Average postpaid subscribers	32,318	31,720	31,272
Average prepaid subscribers	8,924	8,785	9,863
Average retail subscribers	41,242	40,505	41,135

The table below summarizes ARPU. Additional information about ARPU for each quarter since the quarter ended March 31, 2016 may be found in the tables on the following pages.

	Year Ended March 31,
	2019	2018	2017
ARPU(1):
Postpaid	$43.60	$45.70	$49.77
Prepaid	$34.98	$37.67	$34.46
Average retail	$41.73	$44.03	$46.10
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

Year Ended March 31, 2019 compared to Year Ended March 31, 2018
Postpaid ARPU for the year ended March 31, 2019 decreased compared to the year ended March 31, 2018 primarily due to lower revenue allocated to service revenue following the adoption of Topic 606, lower service revenue resulting from subscriber migrations to lower price plans, increased promotional activities, and higher data device sales, which generally have a lower ARPU than handsets. Prepaid ARPU for the year ended March 31, 2019 decreased compared to the year ended March 31, 2018 primarily due to lower revenue allocated to service revenue following the adoption of Topic 606 and lower service revenue resulting from promotional activities (See "Subscriber Results" below for more information). See Note 2. Summary of Significant Accounting Policies and Other Information in Notes to the Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for the impact to our consolidated financial statements of adopting Topic 606.
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

	June 30, 2016	Sept 30, 2016	Dec 31, 2016	March 31, 2017	June 30, 2017	Sept 30, 2017	Dec 31, 2017	March 31, 2018	June 30, 2018	Sept 30, 2018	Dec 31, 2018	March 31, 2019
Net additions (losses) (in thousands)(1)
Postpaid	180	344	405	(118)	(39)	168	256	39	123	109	309	169
Prepaid	(306)	(449)	(460)	195	35	95	63	170	3	(14)	(173)	(30)
Wholesale and affiliates	728	704	619	291	65	115	66	(165)	(69)	(115)	(88)	(147)
Total Wireless	602	599	564	368	61	378	385	44	57	(20)	48	(8)

End of period subscribers (in thousands)(1)
Postpaid(2)(3)(5)(6)	30,945	31,289	31,694	31,576	31,518	31,686	31,942	32,119	32,187	32,296	32,605	32,774
Prepaid(3)(4)(5)(7)(8)(9)	10,636	10,187	8,493	8,688	8,719	8,765	8,997	8,989	9,033	9,019	8,846	8,816
Wholesale and affiliates(2)(4)(5)(7)(10)(11)	11,782	12,486	13,084	13,375	13,461	13,576	13,642	13,517	13,347	13,232	13,044	12,897
Total Wireless	53,363	53,962	53,271	53,639	53,698	54,027	54,581	54,625	54,567	54,547	54,495	54,487

Supplemental data - connected devices
End of period subscribers (in thousands)(2)
Retail postpaid	1,822	1,874	1,960	2,001	2,091	2,158	2,259	2,335	2,429	2,585	2,821	3,121
Wholesale and affiliates	9,244	9,951	10,594	10,880	11,100	11,221	11,272	11,162	10,963	10,838	10,563	10,384
Total	11,066	11,825	12,554	12,881	13,191	13,379	13,531	13,497	13,392	13,423	13,384	13,505
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

(2)	End of period connected devices are included in retail postpaid or wholesale and affiliates end of period subscriber totals for all periods presented.

(3)
During the three-month period ended March 31, 2018, 167,000 non-Sprint branded prepaid subscribers on installment billing were transferred from prepaid to postpaid end of period subscriber totals. During the three-month period ended June 30, 2018, we ceased selling devices in our installment billing program under one of our brands and as a result,45,000 subscribers were migrated back to prepaid. See "Subscriber Results" below for more information.

(4)
Sprint is no longer reporting Lifeline subscribers due to regulatory changes resulting in tighter program restrictions. We have excluded these subscribers from our subscriber base for all periods presented, including our Assurance Wireless prepaid brand and subscribers through our wholesale Lifeline MVNOs.

(5)
As part of the Shentel transaction, 186,000 and 92,000 subscribers were transferred from postpaid and prepaid, respectively, to affiliates, of which 18,000 prepaid subscribers were subsequently excluded from our subscriber base as the result of the regulatory changes in the Lifeline program as noted in (4) above. An additional 270,000 of nTelos' subscribers are now part of our affiliate relationship with Shentel and are being reported in wholesale and affiliate subscribers during the three-month period ended June 30, 2016. In addition, during the three-month period ended June 30, 2017, 17,000 and 4,000 subscribers were transferred from postpaid and prepaid, respectively, to affiliates. During the three-month period ended March 31, 2018, 29,000 and 11,000 subscribers were transferred from postpaid and prepaid, respectively, to affiliates. During the three-month period ended June 30, 2018, 10,000 and 4,000 subscribers were transferred from postpaid and prepaid, respectively, to affiliates.

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

(9)	During the three-month period ended December 31, 2017, prepaid end of period subscribers increased by 169,000 in conjunction with the PRWireless transaction.

(10)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these subscribers access to our network through our MVNO relationships, approximately 3,009,000 subscribers at March 31, 2019 through these MVNO relationships have been inactive for at least six months, with no associated revenue during the six-month period ended March 31, 2019.

(11)
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

	June 30, 2016	Sept 30, 2016	Dec 31, 2016	March 31, 2017	June 30, 2017(2)	Sept 30, 2017	Dec 31, 2017	March 31, 2018	June 30, 2018	Sept 30, 2018	Dec 31, 2018	March 31, 2019
Monthly subscriber churn rate(1)
Postpaid	1.56%	1.52%	1.67%	1.75%	1.65%	1.72%	1.80%	1.78%	1.63%	1.78%	1.85%	1.81%
Prepaid	5.39%	5.59%	5.74%	4.69%	4.57%	4.83%	4.63%	4.30%	4.17%	4.74%	4.83%	4.37%
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

The following table shows our postpaid and prepaid ARPU as of the end of each quarterly period beginning with the quarter ended June 30, 2016.

	June 30, 2016	Sept 30, 2016	Dec 31, 2016	March 31, 2017	June 30, 2017	Sept 30, 2017	Dec 31, 2017	March 31, 2018	June 30, 2018	Sept 30, 2018	Dec 31, 2018	March 31, 2019
ARPU
Postpaid	$51.54	$50.54	$49.70	$47.34	$47.30	$46.00	$45.13	$44.40	$43.55	$43.99	$43.64	$43.25
Prepaid	$33.00	$33.15	$33.97	$38.48	$38.24	$37.83	$37.46	$37.15	$36.27	$35.40	$34.53	$33.67

Subscriber Results
Sprint Platform Subscribers
Retail Postpaid — During the year ended March 31, 2019, net postpaid subscriber additions were 710,000 compared to 424,000 and 811,000 in the years ended March 31, 2018 and 2017, respectively. Net subscriber results include tablet net losses of 46,000, 515,000, and 281,000 for the years ended March 31, 2019, 2018 and 2017, respectively, offset by additions in other data devices of 918,000, 333,000, and 162,000, respectively, both of which generally have a significantly lower ARPU as compared to handset subscribers. The net postpaid subscriber additions for the year ended March 31, 2019 were primarily driven by net subscriber additions of other data devices and non-Sprint branded retail postpaid phones. During the year ended March 31, 2019, net postpaid subscriber additions under the non-Sprint branded postpaid plan offering were 388,000 and are included in total retail postpaid subscribers above. The increase in net postpaid subscriber additions for the fiscal year ended March 31, 2019 compared to March 31, 2018 is primarily due to an increase in additions of other data devices and non-Sprint branded retail postpaid phones, partially offset by an increase in postpaid phone churn driven by subscribers exiting multi-line introductory promotional offers, competitive pressures and network-related churn. Marketing efforts by other wireless carriers, including price reductions, to incent subscribers to switch carriers also negatively impact churn, which has a negative effect on earnings. The primary driver for the net postpaid subscriber additions in the years ended March 31, 2018 and 2017 was our promotional plan offerings launched during the year.
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
Retail Prepaid — During the year ended March 31, 2019, net prepaid subscriber losses were 214,000 compared to net additions of 363,000 and net losses of 1,020,000 in the years ended March 31, 2018 and 2017, respectively. The net prepaid subscriber losses in the year ended March 31, 2019 were primarily due to the loss of prepaid customers qualifying for the non-Sprint branded postpaid offering as discussed above, combined with subscriber losses in the Virgin Mobile prepaid brand due to continued competitive pressures in the market. The net prepaid subscriber additions in the year ended March 31, 2018 were primarily due to growth in subscribers in the Boost Mobile prepaid brand, partially offset by subscriber losses in the Virgin Mobile prepaid brand due to continued competitive pressures in the market. The net prepaid subscriber losses in the year ended March 31, 2017 include subscriber losses across all prepaid brands due to continued competitive pressures in the market.
Historically, prepaid subscribers were generally deactivated between 60 and 150 days from the later of the date of initial activation or replenishment; however, prior to account deactivation, targeted retention programs were offered to qualifying subscribers to maintain ongoing service by providing up to an additional 150 days to make a replenishment. At September 30, 2016, each of our prepaid brands had different churn rules and retention programs. As a part of our ongoing efforts to simplify and drive consistency across our prepaid business, as well as tighten the customer engagement criteria, we aligned all prepaid brands, excluding Assurance Wireless, under one churn and retention program as of December 31, 2016. Therefore, all prepaid and prepaid affiliate subscribers, excluding Assurance Wireless, are now deactivated 60 days from the later of the date of initial activation or the most recent replenishment date. As a result of these changes, we had approximately 1.2 million fewer prepaid subscribers and 21,000 fewer prepaid affiliate subscribers in the base as of December 31, 2016. However, because we have deactivated customers with no engagement, we do not expect a material impact to future prepaid revenue. If these changes had been implemented for our prepaid subscriber base at the beginning of the December 31, 2016 quarter rather than the end, and thus been in effect for the entire three-month period, we estimate churn would have been 5.84% versus 5.80% and ARPU would have been $30.11 versus $27.61.
Wholesale and Affiliate Subscribers — Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Of the 12.9 million subscribers included in wholesale and affiliates, approximately 81% represent connected devices. Wholesale and affiliate net subscriber losses were 419,000 during the year ended March 31, 2019, compared to net subscriber additions of 81,000 and 2,342,000 during the years ended March 31, 2018 and 2017, respectively. Net subscriber results include connected device net losses of 565,000 for the year ended March 31,

2019, compared to net additions of 282,000 and 2,305,000 for the years ended March 31, 2018 and 2017, respectively. The driver for net losses in the year ended March 31, 2019 is primarily due to net losses in connected devices, partially offset by an increase in subscribers through prepaid and postpaid resellers. The decline in wholesale and affiliate net subscriber additions for the fiscal year ended March 31, 2018 compared to March 31, 2017 is primarily due to an MVNO arrangement to activate medical tracking devices on our network, which concluded towards the end of fiscal year 2016. The driver for net additions in the years ended March 31, 2018 and 2017 is primarily attributable to growth in connected devices.
Cost of Services
Cost of services consists primarily of:

•
costs to operate and maintain our networks, including direct switch and cell site costs, such as rent, utilities, maintenance, labor costs associated with network employees, and spectrum frequency leasing costs;

•
fixed and variable interconnection costs, the fixed component of which consists of monthly flat-rate fees for facilities leased from local exchange carriers and other providers based on the number of cell sites and switches in service in a particular period and the related equipment installed at each site, and the variable component generally consists of per-minute use fees charged by wireline providers for calls terminating on their networks and fluctuates in relation to the level and duration of those terminating calls;

•	long distance costs paid to other carriers, and the Wireline segment through fiscal year 2017;

•	regulatory fees;

•	roaming fees paid to other carriers; and

•	fixed and variable costs relating to payments to third parties for the subscriber use of their proprietary data applications, such as messaging, music and cloud services and connected vehicle fees.
Year Ended March 31, 2019 compared to Year Ended March 31, 2018
Cost of services increased $200 million, or 4%, for the year ended March 31, 2019 compared to the year ended March 31, 2018 primarily due to higher network costs including rent and backhaul. These increases were partially offset by a decrease in long distance due to the migration off of the Wireline network and lower service and repair costs.
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
Equipment Sales and Cost of Equipment Sales
Our devices are sold to customers through installment billing and subsidy programs. We recognize equipment sales and corresponding costs of equipment sales when title and risk of loss passes to the indirect dealer or end-use subscriber, assuming all other revenue recognition criteria are met. Under the installment billing program, the device is generally sold at full or a discounted retail price and we recognize most of the future expected installment payments at the time of sale of the device. Under the subsidy program, which has been de-emphasized, we offer certain incentives, such as new devices at heavily discounted prices, to retain and acquire subscribers. The cost of these incentives is recorded as a reduction to the total transaction price and allocated to performance obligations.
Cost of equipment sales includes equipment costs (primarily devices and accessories), order fulfillment related expenses, and write-downs of inventory related to shrinkage and obsolescence. Additionally, cost of equipment sales is reduced by any rebates that are earned from the equipment manufacturers. Cost of equipment sales in excess of the net revenue generated from equipment sales is referred to in the industry as equipment net subsidy. As postpaid subscribers migrate from acquiring devices through our subsidy program to our leasing or installment billing programs, equipment net subsidy continues to decline. We also make incentive payments to certain indirect dealers who purchase devices directly from OEMs or other device distributors. Under Topic 606, these incentive payments are included as a reduction of the total transaction price of customer contracts, resulting in a contract asset that is amortized to service revenue over the term of the contract.
The net impact to equipment sales revenue and cost of equipment sales from the sale of devices under our installment billing program is relatively neutral except for the impact from promotional offers.

Year Ended March 31, 2019 compared to Year Ended March 31, 2018
Equipment sales increased $1.1 billion, or 24%, for the year ended March 31, 2019 compared to the year ended March 31, 2018 primarily due to a higher amount of revenue allocated to equipment sales following the adoption of Topic 606 and higher average sales price per postpaid and prepaid devices sold. These increases were partially offset by a decrease in the volume of used postpaid devices sold to third parties, lower accessory revenue due to an accessory arrangement with Brightstar, and a decline in the number of postpaid and prepaid devices sold. The fees earned under the arrangement with Brightstar are recorded as other revenue and included in wholesale, affiliate and other revenues. See Note 2. Summary of Significant Accounting Policies and Other Information in Notes to the Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for the impact to our consolidated financial statements of adopting Topic 606. Cost of equipment sales remained relatively flat, decreasing $27 million for the year ended March 31, 2019 compared to the year ended March 31, 2018 primarily due to a decrease in volume of used postpaid devices sold to third parties, a decline in postpaid and prepaid devices sold as a result of the higher mix of postpaid subscribers choosing to lease their devices and lower accessory costs due to our Brightstar Accessories Arrangement. These decreases were partially offset by a higher average cost per postpaid and prepaid devices sold.
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
Equipment Rentals and Cost of Equipment Rentals
Under our leasing program, we recognize revenue from equipment rentals over the term of the operating lease. Cost of equipment rentals includes losses on disposal of property, plant and equipment, net of recoveries, resulting from the write-off of leased devices and rent expense associated with the handset sale-leaseback tranche 1 transaction (Tranche 1) until it was terminated in conjunction with the repurchase of devices in December 2016. The losses on disposal of property, plant and equipment, net of recoveries, result from the write-off of leased devices associated with lease cancellations prior to the scheduled customer lease terms where customers did not return the devices to us. We expect to incur losses in future periods as a result of customers who do not return devices under our leasing program.
We expect that the revenues derived from leasing our devices to customers will be less than the costs of the devices as the life of the device exceeds the contractual lease period. We offer the Sprint Flex program to customers as an additional option to purchase services utilizing our wireless network. While revenue derived from providing devices to customers contributes to our consolidated earnings, wireless service is the major contributor. Therefore, we believe the evaluation of the Company's central operations, which is to provide wireless service to customers, are best viewed at the consolidated level. Accordingly, we believe consolidated level metrics such as operating income and cash flows from operations are the best indicators of our overall ability to generate cash.
Year Ended March 31, 2019 compared to Year Ended March 31, 2018
Equipment rentals increased $1.1 billion, or 27%, for the year ended March 31, 2019 compared to the year ended March 31, 2018 primarily due to higher revenue from the leasing program as more subscribers are choosing to lease their device and the mix of devices leased. Cost of equipment rentals increased $150 million, or 30%, for the year ended March 31, 2019 compared to the year ended March 31, 2018 primarily due to an increase in loss on disposal of property, plant and equipment, net of recoveries associated with non-returned leased devices.
Year Ended March 31, 2018 compared to Year Ended March 31, 2017
Equipment rentals increased $753 million, or 23%, for the year ended March 31, 2018 compared to the year ended March 31, 2017 primarily due to higher revenue from the leasing program as more subscribers chose to lease their device. Cost of equipment rentals decreased $482 million, or 49%, for the year ended March 31, 2018 compared to the year ended March 31, 2017 primarily due to the decrease in rental payments under the Tranche 1 transaction prior to its termination in December 2016.

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
Year Ended March 31, 2019 and Year Ended March 31, 2018
Sales and marketing expense decreased $625 million, or 12%, for the year ended March 31, 2019 compared to the year ended March 31, 2018 primarily due to lower commission costs as a result of the adoption of Topic 606 combined with lower marketing costs. See Note 2. Summary of Significant Accounting Policies and Other Information in Notes to the Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for the impact to our consolidated financial statements of adopting Topic 606.
General and administrative costs increased $57 million, or 2%, for the year ended March 31, 2019 compared to the year ended March 31, 2018 primarily due to higher customer care costs and bad debt expense, partially offset by a decline in other general and administrative costs. Bad debt expense increased $50 million, or 15%, for the year ended March 31, 2019 compared to the year ended March 31, 2018 primarily related to higher reserves associated with recently launched iconic devices, partially offset by lower installment billing reserves due to fewer subscribers entering into installment billing contracts and a decline in service revenue bad debt. We reassess our allowance for doubtful accounts quarterly.
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

Segment Earnings - Wireline
We provide a suite of wireline communications services to other communications companies and targeted business customers. In addition, we provide data and IP communication services to our Wireless segment. We provide long distance services and operate all-digital global long distance and Tier 1 IP networks. Our services and products include domestic and international data communications using various protocols such as multiprotocol label switching technologies (MPLS), IP, managed network services, Voice over Internet Protocol (VoIP), and Session Initiated Protocol (SIP). Our IP services can also be combined with wireless services. Such services include our Sprint Mobile Integration service, which enables a wireless handset to operate as part of a subscriber's wireline voice network, and our DataLinkSM service, which uses our wireless networks to connect a subscriber location into their primarily wireline wide-area IP/MPLS data network, making it easy for businesses to adapt their network to changing business requirements.
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
The following table provides an overview of the results of operations of our Wireline segment.

	Year Ended March 31,
Wireline Segment (Loss) Earnings	2019	2018	2017
	(in millions)
Total net service revenues	$1,296	$1,579	$2,043
Cost of services	(1,141)	(1,427)	(1,686)
Selling, general and administrative expense	(224)	(270)	(238)
Total net operating expenses	(1,365)	(1,697)	(1,924)
Wireline segment (loss) earnings	$(69)	$(118)	$119
Service Revenues
Year Ended March 31, 2019 compared to Year Ended March 31, 2018
Service revenues for the year ended March 31, 2019 decreased $283 million, or 18%, compared to the year ended March 31, 2018. The decrease was driven by lower voice volumes as the Company has discontinued standalone voice services combined with fewer customers using IP-based data services.
Year Ended March 31, 2018 compared to Year Ended March 31, 2017
Service revenues for the year ended March 31, 2018 decreased $464 million, or 23%, compared to the year ended March 31, 2017. The decrease was primarily driven by lower voice volumes and rate declines as the Company de-emphasized voice services, combined with fewer customers using IP-based data services and the decline in prices for the sale of services to our Wireless segment.
Costs of Services
Costs of services include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of customer premise equipment.
Year Ended March 31, 2019 compared to Year Ended March 31, 2018
Costs of services decreased $286 million, or 20%, for the year ended March 31, 2019 compared to the year ended March 31, 2018 primarily due to lower access expense as the result of savings initiatives and discontinuing standalone voice services. Service gross margin percentage increased from 10% in the year ended March 31, 2018 to 12% in the year ended March 31, 2019.
Year Ended March 31, 2018 compared to Year Ended March 31, 2017
Costs of services decreased $259 million, or 15%, for the year ended March 31, 2018 compared to the year ended March 31, 2017 primarily due to lower access expense as the result of savings initiatives, the de-emphasis of voice services, and lower network labor costs combined with lower international voice rates and volume. Service gross margin percentage decreased from 17% in the year ended March 31, 2017 to 10% in the year ended March 31, 2018.
Selling, General and Administrative Expense
Year Ended March 31, 2019 compared to Year Ended March 31, 2018
Selling, general and administrative expense decreased $46 million, or 17%, for the year ended March 31, 2019 compared to the year ended March 31, 2018 primarily due to lower shared administrative and employee-related costs required to support the Wireline segment as a result of the decline in revenue. Total selling, general and administrative expense as a percentage of net service revenues was 17% for the years ended March 31, 2019 and 2018, respectively.
Year Ended March 31, 2018 compared to Year Ended March 31, 2017
Selling, general and administrative expense increased $32 million, or 13%, for the year ended March 31, 2018 compared to the year ended March 31, 2017 primarily due to higher sales and marketing expense, combined with an increase in shared administrative and employee-related costs. Total selling, general and administrative expense as a percentage of net service revenues was 17% in the year ended March 31, 2018 compared to 12% in the year ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Year Ended March 31,
	2019	2018	2017
	(in millions)
Net cash provided by (used in) operating activities	$10,429	$10,062	$(3,290)
Net cash used in investing activities	$(9,542)	$(6,135)	$(1,695)
Net cash (used in) provided by financing activities	$(483)	$(210)	$5,286
Operating Activities
Net cash provided by operating activities of $10.4 billion for the year ended March 31, 2019 increased $367 million compared to the same period in 2018. The change was primarily due to increased cash received from customers of $1.4 billion, of which $917 million is related to an increase in installment billing receivables collected due to an amendment to our Accounts Receivable Facility (Receivables Facility) in February 2017. All cash collected on the underlying receivables generated before the amendment was reflected in investing activities, including repurchased receivables. All cash collected on receivables generated after the amendment is reflected in operating activities as described below in Accounts Receivable Facility. The increased cash received from customers was partially offset by higher vendor- and labor-related payments of $978 million primarily due to unfavorable changes in working capital.
Net cash provided by operating activities of $10.1 billion for the year ended March 31, 2018 improved $13.4 billion from the same period in 2017. This was primarily due to an increase of $9.4 billion due to an amendment to our Receivables Facility in February 2017. All cash collected on the underlying receivables generated before the amendment was reflected in investing activities, including repurchased receivables. All cash collected on receivables generated after the amendment is reflected in operating activities as described below in Accounts Receivable Facility. In addition, vendor- and labor-related payments decreased by $3.2 billion due to a decline in cost of equipment sales primarily due to lower device sales under our installment billing and subsidy programs as a result of a higher mix of postpaid subscribers choosing to lease their devices, lower accessory costs due to the Brightstar Accessory Arrangement, lower cost of equipment rentals primarily due to the reduction in rental payments under the Tranche 1 transaction prior to its termination in December 2016, and favorable changes in working capital. The decline in vendor- and labor-related payments was partially offset by higher average cost per postpaid and prepaid devices sold. Also, during the year ended March 31, 2018, interest payments decreased $193 million primarily due to repayment of higher interest debt offset by the issuance of lower interest debt.
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
Investing Activities
Net cash used in investing activities for the year ended March 31, 2019 increased by $3.4 billion compared to the same period in 2018, primarily due to increased network and other capital expenditures of $1.6 billion to enhance coverage and capacity across the network and in support of the 5G network build. We also had decreased net proceeds from short-term investments of $1.1 billion. In addition, we had a decrease of $917 million due to an amendment to our Receivables Facility in February 2017. All cash collected on the underlying receivables generated after the amendment is reflected in operating activities as described below in Accounts Receivable Facility. These activities were partially offset by $110 million borrowed against the cash surrender value of corporate owned life insurance policies.
Net cash used in investing activities for the year ended March 31, 2018 increased by $4.4 billion compared to the same period in 2017 primarily due to a decrease of $9.4 billion due to an amendment to our Receivables Facility in February 2017. All cash collected on the underlying receivables generated after the amendment is reflected in operating activities, as described below in Accounts Receivable Facility. In addition, we had increased purchases of $2.5 billion of leased devices and increased network and other capital expenditures of $1.4 billion. These changes were partially offset by increased net proceeds of short-term investments of $8.5 billion.
Net cash used in investing activities for the year ended March 31, 2017 increased by $280 million compared to the same period in 2016 primarily due to increased net purchases of short-term investments of $5.6 billion. This increase was offset by decreased network and other capital expenditures of $2.7 billion and decreased purchases of leased devices of $922 million. The decreased purchases of leased devices were partially offset by $477 million of repurchased devices due to the termination of Tranche 1. In addition, due to an increase in receivables sold through our Receivables Facility during the year ended March 31, 2017, we had an increase of $2.6 billion in cash collected on the DPP from the sale of the underlying receivables, which is now reflected in investing activities under the new authoritative guidance adopted on January 1, 2018. Also, we had $1.1 billion of proceeds from the Tranche 1 transaction during the year ended March 31, 2016.
Financing Activities
Net cash used in financing activities was $483 million for the year ended March 31, 2019. Total principal repayments include $6.7 billion, $1.8 billion, $875 million and $197 million for the Receivables Facility, Sprint Communications 9.000% Guaranteed Notes due 2018, the 2016 spectrum financing transaction and the secured equipment credit facilities, respectively. Additionally, we paid $321 million in debt financing costs primarily due to fees related to the consent solicitations as a result of the Business Combination Agreement with T-Mobile. These payments were partially offset by Receivables Facility proceeds of $6.9 billion, proceeds from incremental secured term loans (Incremental Term Loan) of $2.0 billion, proceeds from secured equipment credit facilities of $331 million and proceeds from issuance of common stock, net of $291 million primarily related to SoftBank exercising its warrant in full to purchase 55 million shares of Sprint common stock in July 2018.
Net cash used in financing activities was $210 million for the year ended March 31, 2018, which consisted of the retirement of $1.3 billion principal amount of outstanding Sprint Communications 8.375% Notes due 2017 and $1.2 billion principal amount of outstanding Sprint Communications 9.000% Guaranteed Notes due 2018. In addition, we had principal repayments of $342 million, $214 million, $2.2 billion, $1.9 billion, $629 million and $438 million for the handset sale-leaseback tranche 2 transaction (Tranche 2), secured equipment credit facilities, Receivables Facility, network equipment sale-leaseback transaction, Clearwire Communications LLC 8.25% exchangeable notes and the 2016 Spectrum Transaction, respectively. These retirements and principal repayments were offset by debt issuances of $3.9 billion in senior secured notes under the second spectrum financing transaction (2018 Spectrum Transaction) and $1.5 billion of Sprint Corporation 7.625% senior notes. We also had Receivables Facility and secured equipment credit facilities draws of $2.7 billion and $310 million, respectively. Also, during the year ended March 31, 2018, we paid $131 million due to the early retirement of Sprint Communications 8.375% Notes due 2017 and 9.000% Guaranteed Notes due 2018.
Net cash provided by financing activities was $5.3 billion for the year ended March 31, 2017, which was primarily due to cash receipts of $2.2 billion, $1.1 billion, $3.5 billion and $4.0 billion from the network equipment sale-leaseback, Tranche 2 transaction, 2016 Spectrum Transaction and the secured term loan, respectively. These receipts were partially offset by repayments of $654 million, $375 million, $300 million and $416 million for the Tranche 2 transaction, secured equipment credit facilities, network equipment sale-leaseback and Receivables Facility, respectively. We also retired $2.0 billion in principal amount of Sprint Communications 6% senior notes due 2016, $1.0 billion in principal amount of Sprint Communications 9.125% senior notes due 2017, $300 million principal amount of Clearwire Communications LLC 14.75% secured notes due 2016 and repaid $250 million of the EDC credit facility. In addition, we paid a total of $358 million in debt finance costs for the unsecured financing facility, network equipment sale-leaseback, 2016 Spectrum Transaction, the secured term loan and secured revolving bank credit facility.
Working Capital
We had working capital of $776 million and $3.5 billion as of March 31, 2019 and 2018, respectively. The change in working capital was primarily due to a decline in short-term investments driven by the increase in network expenditures as described above and increases in the current portion of long-term debt, financing and capital lease obligations. The increases in the current portion of long-term debt, financing and capital lease obligations primarily consisted of $1.7 billion of Sprint Capital Corporation 6.900% Notes due 2019 and $1.0 billion of Sprint Communications Guaranteed Notes due 2020. These were partially offset by principal repayments of $1.8 billion of Sprint Communications 9.000% Guaranteed Notes due 2018. The remaining balance was due to changes to other working capital items.
Long-Term Debt and Other Funding Sources
Our device leasing and installment billing programs require a greater use of operating cash flow in the early part of the device contracts as our subscribers will generally pay less upfront than through our traditional subsidy program. The

Receivables Facility described below was designed to help mitigate the significant use of cash from purchasing devices from OEMs to fulfill our installment billing and leasing programs.
Accounts Receivable Facility
Our Receivables Facility provides us the opportunity to sell certain wireless service receivables, installment receivables, and future amounts due from customers who lease certain devices from us to unaffiliated third parties (the Purchasers). The maximum funding limit under the Receivables Facility is $4.5 billion. In February 2017, the Receivables Facility was amended and Sprint regained effective control over the receivables transferred to the Purchasers by obtaining the right, under certain circumstances, to repurchase them. Subsequent to the February 2017 amendment, all proceeds received from the Purchasers in exchange for the transfer of our wireless service and installment receivables are recorded as borrowings. Repayments and borrowings under the Receivables Facility are reported as financing activities in the consolidated statements of cash flows. All cash collected on repurchased receivables subsequent to the February 2017 amendment was recognized in investing activities in the consolidated statements of cash flows. In June 2018, the Receivables Facility was again amended to, among other things, extend the maturity date to June 2020, increase the maximum funding limit by $200 million, reduce financing costs and add month-to-month lease receivables as eligible receivables for leases that extend past their original lease term. While we have the right to decide how much cash to receive from each sale, the maximum amount of cash available to us varies based on a number of factors and, as of March 31, 2019, represents approximately 50% of the total amount of the eligible receivables sold to the Purchasers. As of March 31, 2019, the total amount outstanding under our Receivables Facility was $2.6 billion and the total amount available to be drawn was $867 million. However, subsequent to March 31, 2019, Sprint repaid $800 million under the Receivables Facility reducing amounts outstanding to $1.8 billion. During the year ended March 31, 2019, we drew $6.9 billion and repaid $6.7 billion to the Purchasers, which were reflected as financing activities in the consolidated statements of cash flows. Sprint contributes certain wireless service, installment and future lease receivables, as well as the associated leased devices, to Sprint's wholly-owned consolidated bankruptcy-remote special purpose entities (SPEs). At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, installment and future lease receivables to the Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life. As of March 31, 2019, wireless service, installment and lease receivables contributed to the SPEs and included in "Accounts and notes receivable, net" in the consolidated balance sheets were $2.5 billion and the long-term portion of installment receivables included in "Other assets" in the consolidated balance sheets was $231 million. As of March 31, 2019, the net book value of devices contributed to the SPEs was $6.6 billion.
Spectrum Financings
In October 2016, certain subsidiaries of Sprint Communications, which were not "Restricted Subsidiaries" under Sprint Capital Corporation's indentures, transferred certain directly held and third-party leased spectrum licenses (collectively, Spectrum Portfolio) to wholly-owned bankruptcy-remote special purpose entities (collectively, Spectrum Financing SPEs). The Spectrum Portfolio, which represented approximately 14% of Sprint's total spectrum holdings on a MHz-pops basis, was used as collateral to raise an initial $3.5 billion in senior secured notes (2016 Spectrum-Backed Notes) bearing interest at 3.36% per annum under a $7.0 billion securitization program. The 2016 Spectrum-Backed Notes are repayable over a five-year term, with interest-only payments over the first four quarters and amortizing quarterly principal payments thereafter commencing in December 2017 through September 2021. During the year ended March 31, 2019, we made scheduled principal repayments of $875 million, resulting in a total principal amount outstanding related to the 2016 Spectrum-Backed Notes of $2.2 billion as of March 31, 2019, of which $875 million was classified as "Current portion of long-term debt, financing and capital lease obligations" in the consolidated balance sheets.
In March 2018, we amended the transaction documents governing the securitization program to allow for the issuance of more than $7.0 billion of notes outstanding pursuant to the securitization program subject to certain conditions, which, among other things, may require the contribution of additional spectrum. Also, in March 2018, we issued approximately $3.9 billion in aggregate principal amount of senior secured notes under the existing $7.0 billion securitization program, consisting of two series of senior secured notes. The first series of notes totaled $2.1 billion in aggregate principal amount, bears interest at 4.738% per annum, have quarterly interest-only payments until June 2021, and amortizing quarterly principal amounts thereafter commencing in June 2021 through March 2025. The second series of notes totaled approximately $1.8 billion in aggregate principal amount, bears interest at 5.152% per annum, have quarterly interest-only payments until June 2023, and amortizing quarterly principal amounts thereafter commencing in June 2023 through March 2028. The Spectrum Portfolio, which also serves as collateral for the 2016 Spectrum-Backed Notes, remains substantially identical to the original portfolio from October 2016.

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
Credit Facilities
Secured Term Loan and Revolving Bank Credit Facility
On February 3, 2017, we entered into a $6.0 billion credit agreement, consisting of a $4.0 billion, seven-year secured term loan (Initial Term Loan) that matures in February 2024 and a $2.0 billion secured revolving bank credit facility that expires in February 2021. The bank credit facility requires a ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the bank credit facility (adjusted EBITDA), not to exceed 3.75 to 1.0 through the fiscal quarter ending December 31, 2019. The Leverage Ratio must not exceed 3.5 to 1.0 for the fiscal quarter ended March 31, 2020 and each fiscal quarter ending thereafter through expiration of the facility. The Initial Term Loan has an interest rate equal to LIBOR plus 250 basis points and the secured revolving bank credit facility has an interest rate equal to LIBOR plus a spread that varies depending on the Leverage Ratio. During the year ended March 31, 2019, we made principal repayments on the Initial Term Loan totaling $40 million, resulting in a total principal amount outstanding for the Initial Term Loan of $3.9 billion as of March 31, 2019.
On November 26, 2018, the credit agreement was amended to, among other things, authorize Incremental Term Loans totaling $2.0 billion, of which $1.1 billion was borrowed. On February 26, 2019, the remaining $900 million was borrowed. The Incremental Term Loans mature in February 2024, have interest rates equal to LIBOR plus 300 basis points and increased the total credit facility to $8.0 billion.
PRWireless Term Loan
During the three-month period ended December 31, 2017, Sprint and PRWireless PR, Inc. completed a transaction to combine their operations in Puerto Rico and the U.S. Virgin Islands into a new entity. Prior to the formation of the new entity, PRWireless PR, Inc. had incurred debt under a secured term loan, which became debt of the new entity upon the transaction close. The secured term loan bears interest at 5.25% plus LIBOR and expires in June 2020. Any amounts repaid early may not be drawn again. During the year ended March 31, 2019, the joint venture borrowed $18 million and made principal repayments totaling $2 million, resulting in a total principal amount outstanding of $198 million as of March 31, 2019, with an additional $2 million remaining available. Sprint has provided an unsecured guarantee of repayment of the secured term loan obligations. The secured portion of the facility is limited to assets of the joint venture as the borrower.
Export Development Canada (EDC) Agreement
As of March 31, 2019, the EDC agreement provided for security and covenant terms similar to our secured term loan and revolving bank credit facility. However, under the terms of the EDC agreement, repayments of outstanding amounts cannot be redrawn. As of March 31, 2019, the total principal amount outstanding under the EDC facility was $300 million.

Secured equipment credit facilities
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provided for the ability to finance network equipment-related purchases from Nokia Solutions and Networks US LLC, USA. During the year ended March 31, 2019, we made principal repayments totaling $82 million on the facility, resulting in a total principal amount of $92 million outstanding as of March 31, 2019.
K-sure
The K-sure secured equipment credit facility provides for the ability to finance network equipment-related purchases from Samsung Telecommunications America, LLC. In October 2018, we amended the secured equipment credit facility to extend the borrowing availability through September 2019. Such borrowings are contingent upon the amount and timing of network equipment-related purchases made by Sprint. During the year ended March 31, 2019, we drew $331 million and made principal repayments totaling $75 million on the facility, resulting in a total principal amount of $450 million outstanding at March 31, 2019.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provided for the ability to finance network equipment-related purchases from Alcatel-Lucent USA Inc. In September 2017, we amended the secured equipment credit facility to restore previously expired commitments of $150 million. During the year ended March 31, 2019, we made principal repayments totaling $40 million on the facility, resulting in a total principal amount of $119 million outstanding as of March 31, 2019.
Borrowings under the Finnvera, K-sure and D/D secured equipment credit facilities are each secured by liens on the respective network equipment purchased. In addition, repayments of outstanding amounts borrowed under the secured equipment credit facilities cannot be redrawn. Each of these facilities is fully and unconditionally guaranteed by both Sprint Communications and Sprint Corporation. As of March 31, 2019, the K-sure facility had $96 million of available borrowing capacity, and the Finnvera and D/D facilities had no available borrowing capacity.
As of March 31, 2019, our Leverage Ratio, as defined by our secured revolving bank credit facility, was 3.0 to 1.0. Because our Leverage Ratio exceeded 2.5 to 1.0 at period end, we were restricted from paying cash dividends.
The following graph depicts our future fiscal year principal maturities of debt as of March 31, 2019:
*Excludes (i) our $2.0 billion secured revolving bank credit facility, which will expire in 2021 and has no outstanding balance, (ii) $118 million in letters of credit outstanding under the secured revolving bank credit facility, (iii) $429 million of capital leases and other obligations, and (iv) net premiums and debt financing costs.

Liquidity and Capital Resources
As of March 31, 2019, our liquidity, including cash and cash equivalents, short-term investments, available borrowing capacity under our secured revolving bank credit facility and availability under our Receivables Facility, was $9.8 billion. Our cash, cash equivalents and short-term investments totaled $7.0 billion as of March 31, 2019 compared to $9.0 billion as of March 31, 2018. As of March 31, 2019, we had availability of $1.9 billion under the secured revolving bank credit facility. Amounts available under our Receivables Facility as of March 31, 2019 totaled $867 million.
In addition, as of March 31, 2019, we had available borrowing capacity of $96 million under our K-sure secured equipment credit facility. However, utilization of this facility is dependent upon the amount and timing of network equipment-related purchases from the applicable supplier and the associated availability under the facility.
As of March 31, 2019, we offered two device financing programs that allow subscribers to forgo traditional service contracts and pay less upfront for devices in exchange for lower monthly service fees, early upgrade options, or both. While a majority of the revenue associated with the installment billing program is recognized at the time of sale along with the related cost of equipment sales, lease revenue associated with our leasing program is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value generally over the lease term, which creates a positive impact to Wireless segment earnings. If the mix of leased devices continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase. The leasing and installment billing programs will continue to require a greater use of cash flows in the earlier part of the contracts as the subscriber will generally pay less upfront than through our traditional subsidy program because they are financing the device. The Receivables Facility was established to help mitigate the use of cash from purchasing devices from OEMs to fulfill our leasing and installment billing programs.
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
To maintain an adequate amount of available liquidity and execute our current business plan, which includes, among other things, network deployment and maintenance, subscriber growth, data usage capacity needs and the expected achievement of a cost structure intended to improve profitability and to meet our long-term debt service requirements and other significant future contractual obligations, we will need to continue to raise additional funds from external sources. If we are unable to obtain external funding, continue to operationalize the most effective cost structure, or are not successful in attracting valuable subscribers such as postpaid handset subscribers, our operations could be adversely affected, which may lead to defaults under certain of our borrowings.
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

In determining our expectation of future funding needs in the next twelve months and beyond, we have made several assumptions regarding:

•	projected revenues and expenses relating to our operations, including those related to our installment billing and leasing programs;

•
anticipated levels and timing of capital expenditures, including assumptions regarding lower unit costs, network capacity additions and upgrades, and the deployment of new technologies in our networks, FCC license acquisitions, and purchases of leased devices;

•	scheduled principal payments on debt, credit facilities and financing obligations, including $27.9 billion coming due over the next five fiscal years;

•	cash needs related to our installment billing and device leasing programs;

•	availability under the Receivables Facility, which terminates in June 2020;

•	availability of our $2.0 billion secured revolving bank credit facility, which expires in February 2021, less outstanding letters of credit;

•	remaining availability of $96 million of our secured equipment credit facility for eligible capital expenditures, and any corresponding principal, interest, and fee payments;

•	raising additional funds from external sources;

•	the expected use of cash and cash equivalents in the near-term;

•	any additional contributions we may make to our pension plan;

•	estimated residual values of devices related to our device leasing program; and

•	other future contractual obligations and general corporate expenditures.
Our ability to fund our needs from external sources is ultimately affected by the overall capacity and availability in the banking and securities markets, and the availability of other financing alternatives, as well as our performance and our credit ratings. Given our recent financial performance as well as the volatility in these markets, we continue to monitor them closely but may be limited in our ability to maintain financial flexibility at a reasonable cost of capital or at all.
The outlooks and credit ratings from Moody's Investor Service, Standard & Poor's Ratings Services, and Fitch Ratings for certain of Sprint Corporation's outstanding obligations were:

Rating
Rating Agency	Issuer Rating	Unsecured Notes	Guaranteed Notes	Secured Bank Credit Facility	Spectrum Notes	Outlook
Moody's	B2	B3	B1	Ba2	Baa2	Watch Positive
Standard and Poor's	B	B	B+	BB-	N/A	Watch Developing
Fitch	B+	B+	BB	BB+	BBB	Watch Positive

FUTURE CONTRACTUAL OBLIGATIONS
The following table sets forth our current estimates as to the amounts and timing of contractual payments as of March 31, 2019. Future events, including additional issuances of our debt securities and refinancing of those debt securities, could cause actual payments to differ significantly from these amounts. See "Item 1A. Risk Factors."

Future Contractual Obligations	Total	Fiscal Year 2019	Fiscal Year 2020	Fiscal Year 2021	Fiscal Year 2022	Fiscal Year 2023	Fiscal Year 2024 and thereafter
	(in millions)
Notes and credit facilities(1)	$52,156	$6,678	$7,160	$6,746	$4,627	$12,116	$14,829
Capital leases and financing obligations(2)	560	262	150	92	44	12	—
Operating leases(3)	11,767	2,277	2,199	1,793	1,358	1,039	3,101
Spectrum leases and service credits(4)	6,728	280	255	273	267	273	5,380
Purchase orders and other commitments(5)	10,664	7,236	1,004	531	310	247	1,336
Total	$81,875	$16,733	$10,768	$9,435	$6,606	$13,687	$24,646
________________

(1)	Includes outstanding principal and estimated interest payments. Interest payments are based on management's expectations for future interest rates in the case of any variable rate debt.

(2)	Represents payments, including estimated interest, on financing obligations related to the sale-leaseback of multiple tower sites, capital leases and other debt obligations.

(3)	Includes future lease payments related to cell and switch sites, real estate, network equipment and office space.

(4)
Includes future spectrum lease payments as well as service credits related to commitments to provide services to certain lessors and reimburse lessors for certain capital equipment and third-party service expenditures over the term of the lease.

(5)
Includes service, spectrum, network equipment, devices, asset retirement obligations and other executory contracts. Excludes blanket purchase orders in the amount of $54 million. See below for further discussion.

"Purchase orders and other commitments" include minimum purchases we commit to purchase from suppliers over time and/or the unconditional purchase obligations where we guarantee to make a minimum payment to suppliers for goods and services regardless of whether we take delivery. These amounts do not represent our entire anticipated purchases in the future, but generally represent only our estimate of those items for which we are committed. Our estimates are based on assumptions about the variable components of the contracts such as hours contracted, number of subscribers, pricing, and other factors. In addition, we are party to various arrangements that are conditional in nature and create an obligation to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. The table above also excludes approximately $54 million of blanket purchase order amounts since their agreement terms are not specified. No time frame is set for these purchase orders and they are not legally binding. As a result, they are not firm commitments. Our liability for uncertain tax positions was $242 million as of March 31, 2019. Due to the inherent uncertainty of the timing of the resolution of the underlying tax positions, it is not practicable to assign this liability to any particular year(s) in the table. The table above also excludes any amounts due under our derivative agreements.

OFF-BALANCE SHEET FINANCING
As of March 31, 2019, we did not participate in, or secure, financings for any unconsolidated special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Sprint applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with U.S. GAAP. Sprint's more critical accounting policies include estimated economic lives and residual values of property, plant and equipment, valuation and recoverability of long-lived assets and evaluation of goodwill and indefinite-lived assets for impairment. Inherent in such policies are certain key assumptions and estimates made by management. Management regularly updates its estimates used in the preparation of the consolidated financial statements based on its latest assessment of the current and projected business and general economic environment. Sprint's significant accounting policies and estimates are summarized in Note 2. Summary of Significant Accounting Policies and Other Information in Notes to the Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Revenue Recognition
The accounting estimates and judgments related to the recognition of revenue require us to make assumptions about numerous factors such as future billing adjustments, future returns, and the total contract consideration (e.g., for contracts which include customer incentives or consideration payable to the customer).
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

Depreciation
Our property, plant and equipment balance represents a significant component of our consolidated assets. We record property, plant and equipment at cost and generally depreciate it on a straight-line basis over the estimated useful life of the assets. We expect that a one-year increase in estimated useful lives of our property, plant and equipment, exclusive of leased devices, would result in a decrease to our fiscal year 2019 depreciation expense of $1.0 billion and that a one-year decrease in estimated useful lives would result in an increase of $1.5 billion in our fiscal year 2019 depreciation expense.

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
At lease inception, devices classified as operating leases are reclassified from inventory to property, plant and equipment when leased through Sprint's direct channels. For those devices leased through indirect channels, which are classified as operating leases, we purchase the devices at lease inception from the dealer, which is then capitalized to property, plant and equipment. At the time we purchase devices, we estimate the expected amount of devices that will result in customers selecting the leasing option, and as such, these purchases are reflected as cash used in investing activities. Residual values associated with devices under operating leases represent the estimated fair value at the end of the lease term. We review residual values regularly and, when appropriate, adjust them based on, among other things, estimates of expected market conditions at the end of the lease, including the impacts of future product launches. Adjustments to residual values of leased devices are recognized as a revision in depreciation estimates. We estimate that a 10% increase or decrease in the estimated residual values of devices under operating leases at March 31, 2019 would not have a material effect on depreciation expense over the next twelve months. However, during the year ended March 31, 2019, several changes were made to the estimated residual value of devices currently under operating leases to better align with market values, which resulted in approximately $650 million of decreased depreciation expense. See Note 5. Property, Plant and Equipment in Notes to the Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information.
Valuation and Recoverability of Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. Long-lived asset groups have been determined based upon certain factors including assessing the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Impairment analyses, when performed, are based on our current business and technology strategy, views of growth rates for our business, anticipated future economic and regulatory conditions and expected technological availability. During the years ended March 31, 2019, 2018, and 2017, no impairments of long-lived assets were recorded.
The determination of fair value requires considerable judgment and is highly sensitive to changes in underlying assumptions and execution of management's plan. While we believe our judgments and assumptions are reasonable, changes in future periods may impact our assumptions and lead to additional, future impairments.
Evaluation of Goodwill and Indefinite-Lived Intangible Assets for Impairment
As a result of the SoftBank Merger in July 2013, we recognized indefinite-lived assets at their acquisition-date estimates of fair value, including FCC licenses, goodwill, and trade names. All of the indefinite-lived assets, including goodwill, were allocated to our Wireless segment. As of March 31, 2019, the carrying values of these assets were $37.4 billion, $4.6 billion and $4.0 billion, respectively.
Sprint evaluates the carrying value of our indefinite-lived assets, including goodwill, at least annually or more frequently whenever events or changes in circumstances indicate that the asset may be impaired, or in the case of goodwill, that the fair value of the reporting unit is below its carrying amount. During the year ended March 31, 2019, the Company completed its annual impairment testing for goodwill and trade names using quantitative approaches. In performing the annual goodwill impairment test, we estimated the fair value of the Wireless reporting unit by weighting results from the income approach and the market approach. The determination of the fair value of the reporting unit requires significant estimates and assumptions, including significant unobservable inputs. The key inputs to these valuation approaches include, but were not limited to, management's prospective financial information, discount rates, growth rates, terminal value, control premiums, and comparable multiples from publicly traded companies in our industry and require us to make assumptions and estimates regarding industry economic factors and the future profitability of our business.
When performing our income approach for the Wireless reporting unit, we incorporate the use of projected financial information and a discount rate that is developed using market participant-based assumptions. The cash flow projections are based on a ten-year financial forecast developed by management that includes projections of share of gross additions, churn, mix of plan offerings, rate changes, capital spending trends, investments in working capital to support future revenue and EBITDA margins, among others. The selected discount rate then considers the risk and nature of the Wireless reporting unit’s cash flows and rates of return market participants would require to invest capital in the reporting unit.
When performing our market approach for the Wireless reporting unit, we relied on the guideline public company and guideline merged and acquired company methods. These methods incorporate revenue and adjusted EBITDA multiples from companies with operations and other characteristics similar to the Wireless reporting unit. The selected multiples consider the reporting unit's growth, profitability, size and risk relative to the other companies as well as an adjustment to the reporting unit's EBITDA for handset depreciation.
As a result of lower net customer additions, sustained negative free cash flow necessary to maintain a competitive network, and failures to meet certain prior forecasts, we updated our projected cash flows for our Wireless reporting unit. Our updated projections reflected declines in long-term revenue and adjusted EBITDA as compared to prior projections. As a result of our impairment testing, we concluded that the carrying value of the Wireless reporting unit was in excess of its estimated fair value by $2.0 billion as of January 1, 2019. As a result, a goodwill impairment charge in this amount has been recorded in our consolidated statements of operations for the year ended March 31, 2019.
Although we believe that our assumptions are reasonable and supportable, changes in certain assumptions, management’s failure to execute on the current plan, or negative developments associated with the proposed Merger Transactions with T-Mobile could have a significant impact to the estimated fair value of the Wireless reporting unit and could expose us to additional material impairment charges in the future.
We estimated the fair value of the Sprint and Boost Mobile trade names assigned to the Wireless segment using the relief-from-royalty method, which uses several significant assumptions, including management projections of future revenue, a royalty rate, a long-term growth rate and a discount rate. As these assumptions are largely unobservable, the estimate of fair value is considered to be unobservable within the fair value hierarchy. Changes in certain assumptions can have a significant effect on the estimated fair value. For both the Sprint and Boost Mobile trade names, we note that a 5% decrease in revenue across the long-term plans would not have resulted in an impairment in regard to the annual impairment test for the year ended March 31, 2019.
Additionally, the Company completed its annual impairment testing for the year ended March 31, 2019 for spectrum licenses using a qualitative evaluation. The results of the qualitative evaluation determine whether it is necessary to perform a quantitative test. If it is more likely than not that the asset may be impaired, or in the case of goodwill, that the fair value of a reporting unit is less than its carrying amount, we would be required to perform a quantitative test. As a result of our evaluation, we determined that a quantitative test of the value of our spectrum licenses was not required.
For the quarter ended June 30, 2018, the Company evaluated the Wireless reporting unit for recoverability and concluded that the estimated fair value of the reporting unit was in excess of its carrying value such that no impairment was recorded. For the year ended March 31, 2018, the Company completed its annual impairment testing for goodwill, the Sprint and Boost Mobile trade names, and spectrum licenses using quantitative and qualitative evaluations consistent with the current year. This testing resulted in no impairments for the year ended March 31, 2018.
In performing the annual goodwill impairment test for the year ended March 31, 2017, the Company completed its testing for goodwill, the Sprint and Boost Mobile trade names, and spectrum licenses using a qualitative evaluation. As a result of our evaluation, we determined that a quantitative test of the value of our indefinite-lived intangible assets was not required.
The determination of fair value requires considerable judgment and is highly sensitive to changes in underlying assumptions and execution of management’s plan. Consequently, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill, spectrum and trade name impairment tests will prove to be an accurate prediction of the future. Sustained declines in the Company’s operating results, number of wireless subscribers, future forecasted cash flows, growth rates and other assumptions, as well as significant, sustained declines in the Company’s stock price and related market capitalization could impact the underlying key assumptions and our estimated fair values, potentially leading to an additional future material impairment of goodwill or other indefinite-lived intangible assets.

NEW ACCOUNTING PRONOUNCEMENTS
See Note 2. Summary of Significant Accounting Policies and Other Information in Notes to the Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, for a full description of new accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, which are hereby incorporated by reference.

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

OTHER INFORMATION
We routinely post important information on our website at www.sprint.com/investors. Information contained on or accessible through our website is not part of this Annual Report on Form 10-K.

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
Merger Transactions:

•
the failure to obtain, or delays in obtaining, required regulatory approvals for the Merger Transactions, and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the merger, or the failure to satisfy any of the other conditions to the Merger Transactions on a timely basis or at all;

•	the occurrence of events that may give rise to a right of one or both of the parties to terminate the Business Combination Agreement;

•	the diversion of management and financial resources toward the completion of the Merger Transactions;

•	adverse effects on the market price of our common stock or on our or T-Mobile’s operating results because of a failure to complete the Merger Transactions in the anticipated timeframe or at all;

•	inability to obtain the financing contemplated to be obtained in connection with the Merger Transactions on the expected terms or timing;

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

Business:

•	our ability to obtain additional financing on terms acceptable to us, or at all, or to obtain T-Mobile’s consent under the contractual restrictions contained in the Business Combination Agreement;

•	our ability to continue to receive the expected benefits of our existing financings;

•	failure to improve our ability to retain and attract subscribers and to manage credit risks associated with our subscribers;

•	the effective implementation of our 5G network, including timing, scale, execution, technologies, costs, spectrum availability, and performance of our network;

•	ability to continue to access spectrum and acquire additional spectrum, including certain low-band frequencies;

•	failure to improve subscriber churn, bad debt expense, accelerated cash use, costs and write-offs, including with respect to changes in expected residual values related to any of our devices;

•
the ability to generate sufficient cash flow to fully implement our 5G network and service plans, improve our operating margins, implement our business strategies, and provide competitive new technologies;

•	our ability to deploy a nationwide 5G network on the scale and on the timeline necessary for us to compete effectively with our competitors, if the Merger Transactions are not consummated;

•	our ability to have the scale necessary to successfully compete;

•	our ability to maintain a sufficiently large subscriber base necessary to support the needs of a competitive nationwide wireless network and the associated high costs;

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

•	our ability to provide the desired mix of integrated services to our subscribers;

•	changes in available technology and the effects of such changes, including product substitutions and deployment costs and performance;

•	volatility in the trading price of our common stock, including as a result of the Merger Transactions, current economic conditions, and our ability to access capital;

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

•	our ability to comply with restrictions imposed by the U.S. Government as a condition to our merger with SoftBank;

•	the effects of any material impairment of our goodwill or other indefinite-lived intangible assets;

•	the impacts of new accounting standards or changes to existing standards that the Financial Accounting Standards Board or other regulatory agencies issue, including the SEC;

•	unexpected results of litigation filed against us or our suppliers or vendors;

•	the costs or potential customer impact of compliance with regulatory mandates including any government regulation regarding "net neutrality" or data privacy;

•	equipment failure, natural disasters, terrorist acts or breaches of network or information technology security;

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
The words "may," "could," "should," "estimate," "project," "forecast," "intend," "expect," "anticipate," "believe," "target," "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. Readers are cautioned that other factors, although not listed above, could also materially affect our future performance and operating results. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. We are not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report, including unforeseen events.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and equity prices. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors.
Interest Rate Risk
The communications industry is a capital-intensive, technology-driven business. We are subject to interest rate risk primarily associated with our borrowings. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Specific interest rate risk includes: the risk of increasing interest rates on variable rate debt and the risk of increasing interest rates for planned new fixed rate long-term financings or refinancings. Occasionally we may enter into derivative agreements such as interest rate caps and swaps to manage some of our variable interest rate exposure. As of March 31, 2019, we were a party to a five-year fixed-for-floating interest rate swap on a $2.0 billion notional amount that has been designated as a cash flow hedge and is intended to reduce some of our exposure to rising interest rates by hedging variable interest costs related to our $4.0 billion term loan issued February 2017.
Approximately 71% of our debt as of March 31, 2019 was fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.
We perform interest rate sensitivity analyses on our variable-rate debt. These analyses indicate that a one percentage point change in interest rates would have had an annual pre-tax impact of $88 million on our consolidated statements of operations and cash flows for the year ended March 31, 2019. We also perform a sensitivity analysis on the fair market value of our outstanding debt. A 10% decline in market interest rates is estimated to result in a $968 million increase in the fair market value of our debt to $41.9 billion.
Foreign Currency Risk
We may enter into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Our foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. We use foreign currency derivatives to hedge our foreign currency exposure related to settlement of international telecommunications access charges and the operation of our international subsidiaries. The dollar equivalent of our net foreign currency payables from international settlements was insignificant and the net foreign currency receivables from international operations was insignificant as of March 31, 2019. The potential immediate pre-tax loss to us that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be insignificant.

Item 8.	Financial Statements and Supplementary Data
The consolidated financial statements required by this item begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Exchange Act, such as this Annual Report on Form 10-K, is reported in accordance with the SEC's rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
In connection with the preparation of this Annual Report on Form 10-K as of March 31, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2019 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2019. This assessment was based on the criteria set forth by Internal Control— Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations. Management believes that, as of March 31, 2019, our internal control over financial reporting was effective.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the three-month period ended June 30, 2018 we completed the implementation of internal controls designed to address the impact of the new revenue recognition standard, which we adopted on a modified retrospective basis effective April 1, 2018.
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
After the SoftBank Merger, SoftBank acquired control of Sprint. During the fiscal year ended March 31, 2019, SoftBank, through one of its non-U.S. subsidiaries, provided roaming services in Iran through Telecommunications Services Company (MTN Irancell), which is or may be a government-controlled entity. During the fiscal year ended March 31, 2019, SoftBank had no gross revenues from such services and no net profit was generated. This subsidiary also provided telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the fiscal year ended March 31, 2019, SoftBank estimates that gross revenues and net profit generated by such services were both under $17,000. Sprint was not involved in, and did not receive any revenue from, any of these activities. These activities have been conducted in accordance with applicable laws and regulations, and they are not sanctionable under U.S. or Japanese law. Accordingly, with respect to Telecommunications Services Company (MTN Irancell), the relevant SoftBank subsidiary intends to continue such activities. With respect to services provided to accounts affiliated with the Embassy of Iran in Japan, the relevant SoftBank subsidiary is obligated under contract to continue such services.
In addition, during the fiscal year ended March 31, 2019, SoftBank, through one of its non-U.S. indirect subsidiaries, provided office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenue and net profit generated by such services were under $10,000 and $2,000, respectively. Sprint was not involved in, and did not receive any revenue from any of these activities. Accordingly, the relevant SoftBank subsidiary intends to continue such activities.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item regarding our directors is incorporated by reference to the information set forth under the captions "Proposal 1. - Election of Directors" "Board Operations—Board Committees" in our proxy statement relating to any 2019 annual meeting of stockholders that is held, and with respect to family relationships, to Part I of this Annual Report on Form 10-K under the caption titled "Information About our Executive Officers." The information required by this item regarding our executive officers is incorporated by reference to Part I of this Annual Report on Form 10-K under the caption “Information About our Executive Officers.”
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
The information required by this item regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the captions "Director Compensation," "Executive Compensation," and "Board Operations—Compensation Committee Interlocks and Insider Participation" in our proxy statement relating to any 2019 annual meeting of stockholders that is held.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item, other than the equity compensation plan information presented below, is incorporated by reference to the information set forth under the captions "Security Ownership—Security Ownership of Certain Beneficial Owners" and "Security Ownership—Security Ownership of Directors and Executive Officers" in our proxy statement relating to any 2019 annual meeting of stockholders that is held.
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
The following table provides information about the shares of common stock that may be issued upon exercise of awards as of March 31, 2019.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by stockholders of common stock	93,537,298	(1)(2)	$5.36	(3)	190,090,924	(4)(5)(6)
 _______________

(1)
Includes 7,964,590 shares covered by options and 70,566,251 restricted stock units under the 2015 Plan, 14,038,869 shares covered by options and 123,824 restricted stock units under the 2007 Plan, and 25,835 restricted stock units outstanding under the 1997 Program. Also includes purchase rights to acquire 817,929 shares of common stock accrued at March 31, 2019 under the ESPP. Under the ESPP, each eligible employee may purchase common stock at quarterly intervals at a purchase price per share equal to 85% of the market value on the last business day of the offering period.

(2)	Included in the total of 93,537,298 shares are 123,824 restricted stock units under the 2007 Plan, which will be counted against the 2007 Plan maximum in a 2.5 to 1 ratio.

(3)
The weighted average exercise price does not take into account the shares of common stock issuable upon vesting of restricted stock units issued under the 1997 Program, the 2007 Plan or the 2015 Plan. These restricted stock units have no exercise price. The weighted average purchase price also does not take into account the 817,929 shares of common stock issuable as a result of the purchase rights accrued under the ESPP; the purchase price of these shares was $4.90 for each share.

(4)
Of these shares, 125,340,915 shares of common stock were available under the 2015 Plan. Through March 31, 2019, 172,934,341 cumulative shares came from the 2007 Plan, the 1997 Program and predecessor plans, including the Nextel Plan.

(5)	Includes 64,750,009 shares of common stock available for issuance under the ESPP after issuance of the 817,929 shares purchased in the quarter ended March 31, 2019 offering. See note 1 above.

(6)	No new awards may be granted under the 2007 Plan or the 1997 Program.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information set forth under the captions "Certain Relationships and Related Party Transactions" and "Board Operations—Independence of Directors" in our proxy statement relating to any 2019 annual meeting of stockholders that is held.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the information set forth under the caption "Principal Accounting Fees and Services" in our proxy statement relating to any 2019 annual meeting of stockholders that is held.

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

SPRINT CORPORATION (Registrant)

By	/s/ MICHEL COMBES
Michel Combes Chief Executive Officer and President
Date: May 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of May, 2019.

/s/ MICHEL COMBES
Michel Combes Chief Executive Officer and President (Principal Executive Officer)

/s/ ANDREW DAVIES
Andrew Davies Chief Financial Officer (Principal Financial Officer)

/s/ PAUL W. SCHIEBER, JR.
Paul W. Schieber, Jr. Vice President and Controller (Principal Accounting Officer)

SIGNATURES
SPRINT CORPORATION
(Registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of May, 2019.

/s/ MARCELO CLAURE	/s/ MASAYOSHI SON
Marcelo Claure, Executive Chairman	Masayoshi Son, Director

/s/ RONALD D. FISHER	/s/ MICHEL COMBES
Ronald D. Fisher, Vice Chairman	Michel Combes, Director

/s/ PATRICK T. DOYLE	/s/ GORDON M. BETHUNE
Patrick T. Doyle, Director	Gordon M. Bethune, Director

/s/ JULIUS GENACHOWSKI	/s/ STEPHEN KAPPES
Julius Genachowski, Director	Stephen Kappes, Director

/s/ ADMIRAL MICHAEL G. MULLEN	/s/ SARA MARTINEZ TUCKER
Admiral Michael G. Mullen, Director	Sara Martinez Tucker, Director

Exhibit Index

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corp., Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V. and SoftBank Group Corp.	8-K	001-04721	2.1	4/30/2018

2.2**	Agreement and Plan of Merger, dated as of October 15, 2012, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	8-K	001-04721	2.1	10/15/2012

2.3	First Amendment to Agreement and Plan of Merger, dated November 29, 2012, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	10-Q	001-04721	2.5	5/6/2013

2.4	Second Amendment to Agreement and Plan of Merger, dated April 12, 2013, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	10-Q	001-04721	2.6	5/6/2013

2.5**	Third Amendment to Agreement and Plan of Merger, dated June 10, 2013, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	8-K	001-04721	2.1	6/11/2013

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation	8-K	001-04721	3.1	7/11/2013

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	8/7/2013

(4) Instruments Defining the Rights of Security Holders, including Indentures

4.1	Indenture, dated as of October 1, 1998, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	10-Q	001-04721	4(b)	11/2/1998

4.2
First Supplemental Indenture, dated as of January 15, 1999, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)
		8-K	001-04721	4(b)	2/3/1999

4.3	Second Supplemental Indenture, dated as of October 15, 2001, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K	001-04721	99	10/29/2001

4.4	Third Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Capital Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K	001-04721	4.5	9/11/2013

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

4.5	Fourth Supplemental Indenture, dated as of May 18, 2018, by and among Sprint Capital Corporation, Sprint Communications, Inc., and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K	001-04721	4.1	5/18/2018

4.6	Indenture, dated as of November 20, 2006, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	11/9/2011

4.7	First Supplemental Indenture, dated as of November 9, 2011, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.2	11/9/2011

4.8	Second Supplemental Indenture, dated as of November 9, 2011, by and among Sprint Nextel Corporation, the Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.3	11/9/2011

4.9	Third Supplemental Indenture, dated as of March 1, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	3/1/2012

4.10	Fourth Supplemental Indenture, dated as of March 1, 2012, by and among Sprint Nextel Corporation, the Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.2	3/1/2012

4.11	Fifth Supplemental Indenture, dated as of August 14, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	8/14/2012

4.12	Sixth Supplemental Indenture, dated as of November 14, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	11/14/2012

4.13	Seventh Supplemental Indenture, dated as of November 20, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	11/20/2012

4.14	Eighth Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.4	9/11/2013

4.15	Ninth Supplemental Indenture, dated as of June 26, 2014, by and between Bright PCS Holdings, Inc., Bright Personal Communications Services, LLC, Horizon Personal Communications, Inc., iPCS Equipment, Inc., iPCS Wireless, Inc., Pinsight Media+, Inc., OneLouder Apps, Inc., iPCS, Inc., Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	10-Q	001-04721	4.1	8/8/2014

4.16	Tenth Supplemental Indenture, dated as of August 9, 2016, by and among Virgin Mobile USA - Evolution, Inc., as new guarantor, Sprint Communications, Inc., The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	001-04721	4.4	2/6/2017

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

4.17	Eleventh Supplemental Indenture, dated as of November 16, 2016, by and among Sprint Communications, Inc., The Bank of New York Mellon Trust Company, N.A., as trustee and certain subsidiaries of Sprint Corporation as new guarantors	10-Q	001-04721	4.5	2/6/2017

4.18	Twelfth Supplemental Indenture, dated as of June 30, 2017, by and among Sprint Communications, Inc., The Bank of New York Mellon Trust Company, N.A., as trustee, and a subsidiary of Sprint Corporation as a new guarantor	10-Q	001-04721	4.1	8/3/2017

4.19	Thirteenth Supplemental Indenture, dated as of May 14, 2018, by and between Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-04721	4.2	5/14/2018

4.20	Indenture, dated as of September 11, 2013, by and between Sprint Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	9/11/2013

4.21	First Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.2	9/11/2013

4.22	Second Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.3	9/11/2013

4.23	Third Supplemental Indenture, dated as of December 12, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	12/12/2013

4.24	Fourth Supplemental Indenture, dated as of February 24, 2015, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	2/24/2015

4.25	Fifth Supplemental Indenture, dated as of February 22, 2018, by and among Sprint Corporation, Sprint Communications, Inc., and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	2/22/2018

4.26	Sixth Supplemental Indenture, dated as of May 14, 2018, by and between Sprint Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	5/14/2018
4.27	Indenture, dated as of October 27, 2016, among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary	8-K	001-04721	4.1	11/2/2016

4.28	First Supplemental Indenture, dated as of March 12, 2018, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary	8-K	001-04721	4.1	3/12/2018

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

4.29	Second Supplemental Indenture, dated as of June 6, 2018, to the Indenture, dated as of October 27, 2016, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas as trustee and securities intermediary	8-K	001-04721	4.1	6/6/2018

4.30	Third Supplemental Indenture, dated as of December 10, 2018, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary	10-Q	001-04721	4.1	1/31/2019
4.31	Series 2016-1 Supplement, dated as of October 27, 2016, among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K	001-04721	4.2	11/2/2016

4.32	First Supplemental Indenture to the Series 2016-1 Supplement, dated as of March 21, 2018 by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K	001-04721	10.2	3/21/2018

4.33	Form of Series 2016-1 3.360% Senior Secured Notes, Class A-1 (included in Exhibit 4.31)	8-K	001-04721	4.2	11/2/2016

4.34	Series 2018-1 Supplement, dated as of March 21, 2018 by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K	001-04721	10.1	3/21/2018

4.35	Form of Series 2018-1 4.738% Senior Secured Notes, Class A-1 (included in Exhibit 4.34)	8-K	001-04721	10.1	3/21/2018

4.36	Form of Series 2018-1 5.152% Senior Secured Notes, Class A-2 (included in Exhibit 4.34)	8-K	001-04721	10.1	3/21/2018

4.37	Description of Sprint Common Stock					*
(10) Material Contracts

10.1	Amended and Restated Receivables Purchase Agreement, dated as of April 24, 2015, among Sprint Spectrum L.P., individually and as Servicer, the Sellers party thereto, the various Conduit Purchasers, Committed Purchasers, and Purchaser Agents from time to time party thereto, Mizuho Bank Ltd. as Administrative Agent and Collateral Agent and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent	8-K	001-04721	10.1	4/27/2015

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.2	Second Amended and Restated Receivables Purchase Agreement, dated as of November 19, 2015, by and among Sprint Spectrum L.P., as servicer, certain Sprint special purpose entities, as sellers, certain commercial paper conduits and financial institutions from time to time party thereto, as purchaser agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent, SMBC Nikko Securities America, Inc., as administrative agent, and Mizuho Bank, Ltd., as administrative agent and collateral agent	8-K	001-04721	10.6	11/20/2015

10.3	First Amendment to Second Amended and Restated Receivables Purchase Agreement, dated as of November 18, 2016, by and among Sprint Spectrum L.P., as initial servicer, the Sellers party thereto, the various Conduit Purchasers, Committed Purchasers and Purchaser Agents party thereto, Mizuho Bank, Ltd., as Collateral Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as SCC Administrative Agent, and SMBC Nikko Securities America, Inc. as Lease Administrative Agent	10-Q	001-04721	10.6	2/6/2017

10.4
Second Amendment to Second Amended and Restated Receivables Purchase Agreement, dated as of February 3, 2017, by and among Sprint Spectrum L.P., as servicer, certain Sprint Corporation special purpose entities, as sellers, certain commercial paper conduits and financial institutions from time to time party thereto, as purchasers, the entities from time to time party thereto as purchaser agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent, SMBC Nikko Securities America, Inc., as administrative agent, and Mizuho Bank, Ltd., as administrative agent and collateral agent
		8-K	001-04721	10.2	2/6/2017

10.5	Third Amendment to Second Amended and Restated Receivables Purchase Agreement, dated as of October 24, 2017, by and among Sprint Spectrum L.P., as servicer, certain Sprint Corporation special purpose entities, as sellers, certain commercial paper conduits and financial institutions from time to time party thereto, as purchaser agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent, SMBC Nikko Securities America, Inc., as administrative agent, and Mizuho Bank, Ltd., as administrative agent and collateral agent	10-Q	001-04721	10.3	11/2/2017

10.6	Third Amended and Restated Receivables Purchase Agreement, dated as of June 29, 2018, by and among Sprint Spectrum L.P., as servicer, certain Sprint Corporation special purpose entities, as sellers, certain commercial paper conduits and financial institutions from time to time party thereto, as purchaser agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent, SMBC Nikko Securities America, Inc., as administrative agent, and Mizuho Bank, Ltd., as administrative agent and collateral agent	10-Q	001-04721	10.4	8/7/2018

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.7	First Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of December 20, 2018, by and among Sprint Spectrum L.P., as servicer, certain Sprint Corporation special purpose entities, as sellers, certain commercial paper conduits and financial institutions from time to time party thereto, as purchaser agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent, SMBC Nikko Securities America, Inc., as administrative agent, and Mizuho Bank, Ltd., as administrative agent and collateral agent	10-Q	001-04721	10.3	1/31/2019

10.8	Amended and Restated Receivables Sale Agreement, dated as of April 24, 2015, between Sprint Spectrum L.P., as an Originator and as Servicer, the other Originators from time to time party thereto and the Buyers from time to time party thereto	8-K	001-04721	10.2	4/27/2015

10.9	Second Amended and Restated Receivables Sale and Contribution Agreement, dated as of November 19, 2015, by and among certain Sprint subsidiaries as originators and special purpose entities	8-K	001-04721	10.7	11/20/2015

10.10	First Amendment to Second Amended and Restated Receivables Sale and Contribution Agreement, dated as of February 3, 2017, by and among Sprint Spectrum L.P., as servicer, and certain Sprint Corporation subsidiaries, as originators and sellers, and certain special purpose entities, as purchasers	8-K	001-04721	10.3	2/6/2017

10.11	Second Amendment to Second Amended and Restated Receivables Sale and Contribution Agreement, dated October 24, 2017, by and among Sprint Spectrum L.P., as servicer, and certain Sprint Corporation subsidiaries, as originators and sellers, and certain special purpose entities, as purchasers	10-Q	001-04721	10.2	11/2/2017

10.12	Third Amended and Restated Receivables Sale and Contribution Agreement, dated as of June 29, 2018, by and among Sprint Spectrum L.P., as servicer, and certain Sprint Corporation subsidiaries, as originators and sellers, and certain special purpose entities, as purchasers	10-Q	001-04721	10.3	8/7/2018

10.13	First Amendment to Third Amended and Restated Receivables Sale and Contribution Agreement, dated as of December 20, 2018, by and among Sprint Spectrum L.P., as servicer, certain Sprint Corporation subsidiaries, as originators and sellers, and certain special purchase entities, as purchasers, certain commercial paper conduits and financial institutions from time to time party thereto, and Mizuho Bank, Ltd.	10-Q	001-04721	10.2	1/31/2019

10.14	Credit Agreement, dated as of February 3, 2017, by and among Sprint Communications, Inc., as Borrower, the guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto	8-K	001-04721	10.1	2/6/2017

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.15	Consent, dated as of February 9, 2018, by and among Sprint Communications, Inc., as Borrower, JP Morgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, to the Credit Agreement dated as of February 3, 2017	8-K	001-04721	10.1	2/12/2018

10.16	Incremental Facility Amendment, dated as of November 26, 2018, by and among Sprint Communications, Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, the guarantors party thereto and the lenders party thereto, to the Credit Agreement dated as of February 3, 2017	8-K	001-04721	10.1	11/27/2018

10.17
Incremental Facility Amendment, dated as of February 26, 2019, by and among Sprint Communications, Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, the guarantors party thereto and the lenders party thereto, to the Credit Agreement dated as of February 3, 2017
						*

10.18	Guarantee and Collateral Agreement, dated October 27, 2016, among Deutsche Bank Trust Company Americas, Sprint Spectrum PledgeCo LLC, Sprint Spectrum PledgeCo II LLC, Sprint Spectrum PledgeCo III LLC, Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC.	8-K	001-04721	10.1	11/2/2016

10.19	Intra-Company Spectrum Lease Agreement, dated as of October 27, 2016, among Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate HoldCo LLC, Sprint Intermediate HoldCo II LLC, Sprint Intermediate HoldCo III LLC and the guarantors named therein	8-K	001-04721	10.2	11/2/2016

10.20	First Amendment to Intra-Company Spectrum Lease Agreement, dated as of March 12, 2018, among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate HoldCo LLC, Sprint Intermediate HoldCo II LLC, Sprint Intermediate HoldCo III LLC and the guarantors named therein	8-K	001-04721	10.1	3/12/2018

10.21	Second Amendment to Intra-Company Spectrum Lease Agreement, dated as of June 6, 2018, among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate HoldCo LLC, Sprint Intermediate HoldCo II LLC, Sprint Intermediate HoldCo III LLC, Sprint Corporation and the subsidiary guarantors named on the signature pages thereto	8-K	001-04721	10.1	6/6/2018

10.22	Warrant Agreement for Sprint Corporation Common Stock, dated as of July 10, 2013, by and between Sprint Corporation and Starburst I, Inc.	8-K	001-04721	10.6	7/11/2013

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.23	Support Agreement, dated as of April 29, 2018, by and among Deutsche Telekom AG, Deutsche Telekom Holding B.V., Sprint Corporation and SoftBank Group. Corp.	8-K	001-04721	10.1	4/30/2018

(10) Executive Compensation Plans and Arrangements

10.24	Form of Award Agreement (awarding stock options) under the 2014 Long-Term Incentive Plan for executive officers with Sprint employment agreements	10-Q	001-04721	10.11	8/8/2014

10.25	Form of Award Agreement (awarding stock options) under the 2014 Long-Term Incentive Plan to executive officers other than those with Sprint employment agreements	10-Q	001-04721	10.12	8/8/2014

10.26	Form of Turnaround Incentive Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan for certain executive officers in exchange for reduced long-term incentive opportunities	10-Q	001-04721	10.6	11/9/2015

10.27	Form of Turnaround Incentive Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan for certain executive officers	10-Q	001-04721	10.7	11/9/2015

10.28	Form of Award Agreement (awarding stock options) under the 2015 Omnibus Incentive Plan to executive officers other than those with Sprint employment agreements	10-Q	001-04721	10.8	11/9/2015

10.29	Amended and Restated Employment Agreement, dated July 2, 2018, by and between Marcelo Claure and Sprint Corporation	8-K	001-04721	10.2	7/2/2018

10.30	Amended and Restated Employment Agreement, dated July 2, 2018, by and between Michel Combes and Sprint Corporation	8-K	001-04721	10.3	7/2/2018

10.31	Employment Offer Letter, dated July 2, 2018, by and between Andrew M. Davies and Sprint Corporation	8-K	001-04721	10.1	7/2/2018

10.32	Employment Agreement, executed as of January 19, 2017, between Nestor Cano and Sprint Corporation	8-K	001-04721	10.1	1/24/2017

10.33	Employment Agreement, effective September 6, 2013 by and between Sprint Corporation and Brandon Dow Draper	10-Q	001-04721	10.25	11/6/2013

10.34	First Amendment to Employment Agreement, dated February 21, 2014, by and between Sprint Corporation and Brandon Dow Draper	10-KT	001-04721	10.78	5/27/2014

10.35	Employment Agreement, dated January 2, 2016, by and between Sprint Corporation and Jorge Gracia	10-Q	001-04721	10.12	2/4/2016

10.36	Employment Agreement, effective May 20, 2014, by and between Sprint Corporation and John C. Saw	10-Q	001-04721	10.1	8/8/2014

10.37	First Amendment to Employment Agreement, effective October 20, 2014, by and between Sprint Corporation and John C. Saw	10-Q	001-04721	10.3	11/6/2014

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.38	Second Amendment to Employment Agreement, effective July 27, 2015, by and between Sprint Corporation and John C. Saw	10-Q	001-04721	10.1	11/9/2015

10.39	Third Amendment to Amended Employment Agreement, effective December 15, 2017, by and between John C. Saw and Sprint Corporation	10-Q	001-04721	10.6	2/6/2018

10.40	Fourth Amendment to Employment Agreement, dated August 8, 2018, by and between John C. Saw and Sprint Corporation	10-Q	001-04721	10.4	11/7/2018

10.41	Amended and Restated Agreement Regarding Special Compensation and Post Employment Restrictive Covenants, dated December 31, 2008, by and between Sprint Nextel Corporation and Paul W. Schieber	10-K	001-04721	10.80	2/24/2014

10.42	First Amendment to Amended and Restated Agreement Regarding Special Compensation and Post Employment Restrictive Covenants, dated December 11, 2012, by and between Sprint Nextel Corporation and Paul W. Schieber	10-K	001-04721	10.81	2/24/2014

10.43	Retention Award Letter for Paul Schieber effective October 17, 2017	10-Q	001-04721	10.7	2/6/2018

10.44	Employment Agreement, dated May 31, 2015, by and between Sprint Corporation and Kevin Crull	10-Q	001-04721	10.3	8/7/2015

10.45	Amendment to Employment Agreement, effective January 3, 2018, by and between Kevin Crull and Sprint Corporation	8-K	001-04721	10.3	1/4/2018

10.46	Summary of Compensation Committee approval of additional monthly flight hours as provided under the Amended and Restated Employment Agreement, effective as of August 11, 2015, by and between Sprint Corporation and Raul Marcelo Claure	10-Q	001-04721	10.3	8/9/2016

10.47	Form of Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan with covenants and restrictions to executive officers	10-Q	001-04721	10.4	8/9/2016

10.48	Form of Turnaround Incentive Award Agreement (awarding performance-based restricted stock units) under the 2015 Omnibus Incentive Plan for certain executive officers with proration after two years	10-Q	001-04721	10.6	8/9/2016

10.49	Form of Turnaround Incentive Award Agreement (awarding performance-based restricted stock units) under the 2015 Omnibus Incentive Plan with proration after two years	10-Q	001-04721	10.1	11/1/2016

10.50	Form of Turnaround Incentive Award Agreement (awarding performance-based restricted stock units) under the 2015 Amended and Restated Omnibus Incentive Plan	10-Q	001-04721	10.2	8/3/2017

10.51	Form of Award Agreement (awarding stock options) under the 2015 Amended and Restated Omnibus Incentive Plan with covenants and restrictions to executive officers without special compensation arrangements	10-Q	001-04721	10.3	8/3/2017

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.52	Form of Award Agreement (awarding stock options) under the 2015 Amended and Restated Omnibus Incentive Plan with covenants and restrictions to executive officers with special compensation arrangements	10-Q	001-04721	10.4	8/3/2017

10.53	Form of Award Agreement (awarding restricted stock units) under the 2015 Amended and Restated Omnibus Incentive Plan with covenants and restrictions to executive officers	10-Q	001-04721	10.5	8/3/2017

10.54	Form of Award Agreement (awarding performance-based restricted stock units) under the 2015 Amended and Restated Omnibus Incentive Plan with covenants and restrictions to executive officers	10-Q	001-04721	10.6	8/3/2017

10.55	Sprint Corporation 2007 Omnibus Incentive Plan	8-K	001-04721	10.2	9/20/2013

10.56	Sprint Corporation Amended and Restated 2015 Omnibus Incentive Plan	10-Q	001-04721	10.1	2/6/2017

10.57	Sprint Corporation Change in Control Severance Plan	10-K	001-04721	10.88	5/17/2016

10.58	Sprint Corporation Deferred Compensation Plan, as amended and restated effective September 26, 2014	10-Q	001-04721	10.2	11/6/2014

10.59	Executive Deferred Compensation Plan, as amended and restated effective January 1, 2008	10-K	001-04721	10.35	2/27/2009

10.60	Summary of Director Compensation Programs	10-Q	001-04721	10.19	11/6/2013

10.61	Director's Deferred Fee Plan, as amended and restated effective January 1, 2008	10-K	001-04721	10.37	2/27/2009

10.62	Form of Award Agreement (awarding restricted stock units) under the 2007 Omnibus Incentive Plan for non-employee directors	10-Q	001-04721	10.10	5/9/2007
10.63	Form of Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan for non-employee directors	10-Q	001-04721	10.5	11/9/2015

10.64	Form of Election to Defer Delivery of Shares Subject to RSUs (Outside Directors)	10-K	001-04721	10.95	5/17/2016

10.65	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain of its directors	8-K	001-04721	10.1	7/11/2013

10.66	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain of its officers	8-K	001-04721	10.2	7/11/2013

10.67	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain individuals who serve as both a director and officer of Sprint Corporation	8-K	001-04721	10.3	7/11/2013

(21) Subsidiaries of the Registrant

21	Subsidiaries of the Registrant					*

(23) Consents of Experts and Counsel

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

(31) and (32) Officer Certifications

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
_________________

*	Filed or furnished, as required.

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

SPRINT CORPORATION

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Sprint Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Sprint Corporation and subsidiaries (the "Company") as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and changes in equity for each of the three years in the period ended March 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, effective April 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, using the modified retrospective method.
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
May 29, 2019

We have served as the Company's auditor since 2012.

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
	2019	2018
	(in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,982	$6,610
Short-term investments	67	2,354
Accounts and notes receivable, net	3,554	3,711
Device and accessory inventory	999	1,003
Prepaid expenses and other current assets	1,289	575
Total current assets	12,891	14,253
Property, plant and equipment, net	21,201	19,925
Costs to acquire a customer contract	1,559	—
Intangible assets
Goodwill	4,598	6,586
FCC licenses and other	41,465	41,309
Definite-lived intangible assets, net	1,769	2,465
Other assets	1,118	921
Total assets	$84,601	$85,459
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,961	$3,409
Accrued expenses and other current liabilities	3,597	3,962
Current portion of long-term debt, financing and capital lease obligations	4,557	3,429
Total current liabilities	12,115	10,800
Long-term debt, financing and capital lease obligations	35,366	37,463
Deferred tax liabilities	7,556	7,294
Other liabilities	3,437	3,483
Total liabilities	58,474	59,040
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.01 per share, 9.0 billion authorized, 4.081 billion and 4.005 billion issued at March 31, 2019 and 2018	41	40
Paid-in capital	28,306	27,884
Accumulated deficit	(1,883)	(1,255)
Accumulated other comprehensive loss	(392)	(313)
Total stockholders' equity	26,072	26,356
Noncontrolling interests	55	63
Total equity	26,127	26,419
Total liabilities and equity	$84,601	$85,459
See Notes to the Consolidated Financial Statements

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2019	2018	2017
	(in millions, except per share amounts)
Net operating revenues:
Service	$22,857	$23,834	$25,368
Equipment sales	5,606	4,524	4,684
Equipment rentals	5,137	4,048	3,295
	33,600	32,406	33,347
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	6,664	6,801	7,861
Cost of equipment sales	6,082	6,109	6,583
Cost of equipment rentals (exclusive of depreciation below)	643	493	975
Selling, general and administrative	7,774	8,087	7,994
Depreciation - network and other	4,245	3,976	3,982
Depreciation - equipment rentals	4,538	3,792	3,116
Amortization	608	812	1,052
Goodwill impairment	2,000	—	—
Other, net	648	(391)	20
	33,202	29,679	31,583
Operating income	398	2,727	1,764
Other expense:
Interest expense	(2,563)	(2,365)	(2,495)
Other income (expense), net	187	(59)	(40)
	(2,376)	(2,424)	(2,535)
(Loss) income before income taxes	(1,978)	303	(771)
Income tax benefit (expense)	35	7,074	(435)
Net (loss) income	(1,943)	7,377	(1,206)
Less: Net loss attributable to noncontrolling interests	—	12	—
Net (loss) income attributable to Sprint Corporation	$(1,943)	$7,389	$(1,206)

Basic net (loss) income per common share attributable to Sprint Corporation	$(0.48)	$1.85	$(0.30)
Diluted net (loss) income per common share attributable to Sprint Corporation	$(0.48)	$1.81	$(0.30)
Basic weighted average common shares outstanding	4,057	3,999	3,981
Diluted weighted average common shares outstanding	4,057	4,078	3,981
See Notes to the Consolidated Financial Statements

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended March 31,
	2019	2018	2017
	(in millions)
Net (loss) income	$(1,943)	$7,377	$(1,206)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(8)	14	(1)
Net unrealized holding (losses) gain on derivatives	(22)	36	(2)
Net unrealized holding gain on securities	1	12	—
Unrecognized net periodic pension and other postretirement benefits:
Net actuarial (loss) gain	(49)	(30)	35
Less: Amortization of actuarial gain (loss), included in net (loss) income	7	(1)	3
Net unrecognized net periodic pension and other postretirement benefits	(42)	(31)	38
Other comprehensive (loss) income	(71)	31	35
Comprehensive (loss) income	$(2,014)	$7,408	$(1,171)
See Notes to the Consolidated Financial Statements

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2019	2018	2017
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(1,943)	$7,377	$(1,206)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Goodwill impairment	2,000	—	—
Depreciation and amortization	9,391	8,580	8,150
Provision for losses on accounts receivable	394	362	555
Share-based and long-term incentive compensation expense	132	182	93
Deferred income tax (benefit) expense	(85)	(7,119)	433
Gains from asset dispositions and exchanges	—	(479)	(354)
Loss on early extinguishment of debt	—	65	—
Amortization of long-term debt premiums, net	(112)	(158)	(302)
Loss on disposal of property, plant and equipment	1,135	868	509
Litigation and other contingencies	74	(13)	140
Contract terminations	—	(5)	111
Deferred purchase price from sale of receivables	(223)	(1,140)	(10,498)
Other changes in assets and liabilities:
Accounts and notes receivable	(150)	83	(1,017)
Inventories and other current assets	279	705	457
Accounts payable and other current liabilities	(142)	57	(365)
Non-current assets and liabilities, net	(728)	271	(308)
Other, net	407	426	312
Net cash provided by (used in) operating activities	10,429	10,062	(3,290)
Cash flows from investing activities:
Capital expenditures - network and other	(4,963)	(3,319)	(1,950)
Capital expenditures - leased devices	(7,441)	(7,461)	(4,976)
Expenditures relating to FCC licenses	(163)	(115)	(83)
Proceeds from sales and maturities of short-term investments	7,197	7,202	4,621
Purchases of short-term investments	(5,165)	(4,112)	(10,065)
Proceeds from sales of assets and FCC licenses	591	527	219
Proceeds from deferred purchase price from sale of receivables	223	1,140	10,498
Proceeds from corporate owned life insurance policies	110	2	11
Other, net	69	1	30
Net cash used in investing activities	(9,542)	(6,135)	(1,695)
Cash flows from financing activities:
Proceeds from debt and financings	9,307	8,529	10,966
Repayments of debt, financing and capital lease obligations	(9,764)	(8,518)	(5,417)
Debt financing costs	(321)	(93)	(358)
Call premiums paid on debt redemptions	—	(131)	—
Proceeds from issuance of common stock, net	291	21	50
Other, net	4	(18)	45
Net cash (used in) provided by financing activities	(483)	(210)	5,286
Net increase in cash, cash equivalents and restricted cash	404	3,717	301
Cash, cash equivalents and restricted cash, beginning of period	6,659	2,942	2,641
Cash, cash equivalents and restricted cash, end of period	$7,063	$6,659	$2,942
See Notes to the Consolidated Financial Statements

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Common Stock		Paid-in Capital	Treasury Shares		(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
	Shares	Amount		Shares	Amount
Balance, March 31, 2016	3,974	$40	$27,563	1	$(3)	$(7,378)	$(439)	$—	$19,783
Net loss						(1,206)			(1,206)
Other comprehensive income, net of tax							35		35
Issuance of common stock, net	15		47	(1)	3				50
Share-based compensation expense			91						91
Capital contribution by SoftBank			6						6
Other, net			49						49
Balance, March 31, 2017	3,989	40	27,756	—	—	(8,584)	(404)	—	18,808
Net income (loss)						7,389		(12)	7,377
Other comprehensive income, net of tax							31		31
Issuance of common stock, net	16		21						21
Share-based compensation expense			182						182
Capital contribution by SoftBank			6						6
Other, net			(54)						(54)
Reclassification of certain tax effects						(60)	60		—
(Decrease) increase attributable to noncontrolling interests			(27)					75	48
Balance, March 31, 2018	4,005	40	27,884	—	—	(1,255)	(313)	63	26,419
Net loss						(1,943)		—	(1,943)
Other comprehensive loss, net of tax							(71)		(71)
Issuance of common stock, net	76	1	290						291
Share-based compensation expense			132						132
Capital contribution by SoftBank			6						6
Cumulative effect of accounting changes						1,315	(8)		1,307
Other, net			(14)						(14)
Increase (decrease) attributable to noncontrolling interests			8					(8)	—
Balance, March 31, 2019	4,081	$41	$28,306	—	$—	$(1,883)	$(392)	$55	$26,127

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
The Wireless segment includes retail, wholesale, and affiliate service revenue from a wide array of wireless voice and data transmission services and equipment sales or rentals from the sale or lease of wireless devices and the sale of accessories in the U.S., Puerto Rico and the U.S. Virgin Islands. The Wireline segment includes revenue from domestic and international wireline data communication services in addition to data and all-internet protocol (IP) communication services provided to our Wireless segment.
On July 10, 2013, SoftBank Corp., which subsequently changed its name to SoftBank Group Corp., and certain of its wholly-owned subsidiaries (together, SoftBank) completed the merger (SoftBank Merger) with Sprint Nextel as contemplated by the Agreement and Plan of Merger, dated as of October 15, 2012 (as amended, the Merger Agreement) and the Bond Purchase Agreement, dated as of October 15, 2012. As a result of the SoftBank Merger, Starburst II, Inc. (Starburst II) became the parent company of Sprint Nextel. Immediately thereafter, Starburst II changed its name to Sprint Corporation and Sprint Nextel changed its name to Sprint Communications, Inc. (Sprint Communications). As a result of the completion of the SoftBank Merger in which SoftBank acquired an approximate 78% interest in Sprint Corporation and subsequent open market stock purchases, SoftBank owned nearly 85% of the outstanding common stock of Sprint Corporation as of March 31, 2019.
On April 29, 2018, we announced that we entered into a Business Combination Agreement with T-Mobile US, Inc. (T-Mobile) to merge in an all-stock transaction for a fixed exchange ratio of 0.10256 of T-Mobile shares for each Sprint share, or the equivalent of 9.75 Sprint shares for each T-Mobile share (Merger Transactions). Immediately following the Merger Transactions, Deutsche Telekom AG and SoftBank Group Corp. are expected to hold approximately 42% and 27% of fully-diluted shares of the combined company, respectively, with the remaining 31% of the fully-diluted shares of the combined company held by public stockholders. The board of directors will consist of 14 directors, of which nine will be nominated by Deutsche Telekom AG, four will be nominated by SoftBank Group Corp., and the final director will be the CEO of the combined company. The combined company will be named T-Mobile, and as a result of the Merger Transactions, is expected to be able to rapidly launch a nationwide 5G network, accelerate innovation and increase competition in the U.S. wireless, video and broadband industries. The Merger Transactions are subject to customary closing conditions, including certain state and federal regulatory approvals, and regulatory approval from the Federal Communications Commission (FCC) and the Department of Justice (DOJ) is expected in the first half of calendar year 2019. Sprint and T-Mobile completed the Hart-Scott-Rodino filing with the DOJ on May 24, 2018. On June 18, 2018, the parties filed with the FCC the merger applications, including the Public Interest Statement. On July 18, 2018, the FCC accepted the applications for filing and established a public comment period for the Merger Transaction. The formal comment period concluded on October 31, 2018. The Merger Transactions received clearance from the Committee on Foreign Investment in the United States on December 17, 2018 and are awaiting further regulatory approvals. On April 27, 2019, the parties to the Business Combination Agreement extended the Outside Date (as defined in the Business Combination Agreement) to July 29, 2019.

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
Installment Receivables
The carrying value of installment receivables generally approximates fair value because the receivables are recorded at their present value, net of the deferred interest and allowance for credit losses. For certain installment sales in our indirect channel, we impute interest on the installment receivable and record a corresponding contract asset and reduction to the face amount of the related receivable. Interest income is recognized over the term of the installment contract in service revenue.
We categorize our installment receivables as prime and subprime based upon subscriber credit profiles and as unbilled, billed-current and billed-past due based upon the age of the receivable. We use proprietary scoring systems that measure the credit quality of our receivables using several factors, such as credit bureau information, subscriber credit risk scores and service plan characteristics. Payment history is subsequently monitored to further evaluate credit profiles. Prime subscriber receivables are those with lower delinquency risk and subprime subscriber receivables are those with higher delinquency risk. Subscribers within the subprime category may be required to make a down payment on their device and accessory purchases. Installment receivables for which invoices have not yet generated for the customer are considered unbilled. Installment receivables for which invoices have been generated but are not past the contractual due date are considered billed-current. Installment receivables for which invoices have been generated and the payment is approximately ten days past the contractual due date are considered billed-past due. Account balances are written-off if collection efforts are unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is established to cover probable and reasonably estimable losses. Because of the number of subscriber accounts, it is not practical to review the collectability of each of those accounts individually to determine the amount of allowance for doubtful accounts each period, although some account level analysis is performed with respect to large wireless and wireline subscribers. The estimate of allowance for doubtful accounts considers a number of factors, including collection experience, aging of the remaining accounts receivable portfolios, credit quality of the subscriber base and other qualitative considerations, including macro-economic factors. Account balances are written off if collection efforts are unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due. Amounts written off against the allowance for doubtful accounts, net of recoveries and other adjustments, were $360 million, $451 million, and $371 million for the years ended March 31, 2019, 2018, and 2017, respectively. See Note 3. Installment Receivables for additional information as it relates to the allowance for doubtful accounts specifically attributable to installment receivables.
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
Long-Lived Asset Impairment
Sprint evaluates long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Asset groups are determined at the lowest level for which identifiable cash flows are largely independent of cash flows of other groups of assets and liabilities. When the carrying amount of a long-lived asset group is not recoverable and exceeds its fair value, an impairment loss is recognized equal to the excess of the asset group’s carrying value over the estimated fair value. See Note 5. Property, Plant and Equipment for additional information on long-lived asset impairments.
Certain assets that have not yet been deployed in the business, including network equipment, cell site development costs and software in development, are periodically assessed to determine recoverability. Network equipment and cell site development costs are expensed whenever events or changes in circumstances cause the Company to conclude the assets are no longer needed to meet management's strategic network plans and will not be deployed. Software development costs are expensed when it is no longer probable that the software project will be deployed. Network equipment that has been removed from the network is also periodically assessed to determine recoverability. If we experience significant operational challenges, including retaining and attracting subscribers, future cash flows of the Company may not be sufficient to recover the carrying value of our assets or asset groups, and we could record asset impairments that are material to Sprint's consolidated results of operations and financial condition.
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets primarily consist of goodwill, certain of our trademarks and FCC licenses. Goodwill represents the excess of consideration paid over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. In determining whether an intangible asset, other than goodwill, is indefinite-lived, we consider the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. We assess our indefinite-lived intangible assets, including goodwill, for impairment at least annually or, if necessary, more frequently, whenever events or changes in circumstances indicate the asset may be impaired. As a result of our annual evaluation, we recorded a non-cash impairment charge of $2.0 billion related to goodwill in our wireless reporting unit during the year ended March 31, 2019.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

These evaluations, which include the determination of fair value, require considerable judgment and are highly sensitive to changes in underlying assumptions. Consequently, there can be no assurance that the estimates and assumptions made for the purposes of estimating the fair values of our indefinite-lived assets, including goodwill, will prove to be an accurate prediction of the future. Sustained declines in the Company’s operating results, number of wireless subscribers, forecasted future cash flows, growth rates and other assumptions, as well as significant, sustained declines in the Company’s stock price and related market capitalization could impact the underlying key assumptions and our estimated fair values, potentially leading to an additional future material impairment of goodwill or other indefinite-lived intangible assets. See Note 6. Intangible Assets for additional information on indefinite-lived intangible asset impairments.
Derivatives and Hedging
The Company uses derivative instruments to hedge its exposure to interest rate risks arising from operating and financing activities. In accordance with its risk management policies, the Company generally does not hold or issue derivative instruments for trading or speculative purposes.
Derivatives are recognized in the consolidated balance sheets at their fair values. When the Company becomes a party to a derivative instrument and intends to apply hedge accounting, it formally documents the hedge relationship and the risk management objective for undertaking the hedge which includes designating the instrument for financial reporting purposes as a fair value hedge, a cash flow hedge, or a net investment hedge. The accounting for changes in fair value of a derivative instrument depends on whether the Company had designated it in a qualifying hedging relationship and further, on the type of hedging relationship. At March 31, 2019, the Company only held and applied hedge accounting for derivatives designated as cash flow hedges.
Changes in the fair value of a derivative not designated in a hedging relationship are recognized in the consolidated statements of operations. The changes in the fair value of a derivative designated as a cash flow hedge is recorded in "Other comprehensive (loss) income" in the consolidated statements of comprehensive (loss) income and reclassified into earnings in the period or periods during which the hedged item affects earnings.
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
As of March 31, 2019 and 2018, the fair value of our pension plan assets and certain other postretirement benefit plan assets in aggregate was $1.4 billion in each period and the fair value of our projected benefit obligations in aggregate was $2.2 billion in each period. As a result, the plans were underfunded by approximately $800 million as of both March 31, 2019 and 2018 and were recorded as a net liability in our consolidated balance sheets. Estimated contributions totaling approximately $77 million are expected to be paid during the fiscal year 2019.
The offset to the pension liability is recorded in equity as a component of "Accumulated other comprehensive loss," net of tax, including net actuarial losses of $49 million and $30 million for the years ended March 31, 2019 and 2018, respectively, and a net actuarial gain of $35 million for the year ended March 31, 2017, which is amortized to "Other income (expense), net" in our consolidated statements of operations. The change in the net liability of the Plan in the year ended March 31, 2019 was affected by the lower than expected actual rate of return on Plan assets experienced during the year. There was no change in the discount rate used to estimate the projected benefit obligation during the year ended March 31, 2019. The change in the net liability of the Plan in the year ended March 31, 2018 was affected by a change in the discount rate used to estimate the projected benefit obligation, decreasing from 4.3% for the year ended March 31, 2017 to 4.1% for

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the year ended March 31, 2018. The change in the net liability of the Plan in the year ended March 31, 2017 was affected by the higher than expected actual rate of return on Plan assets experienced during the year. There was no change in the discount rate used to estimate the projected benefit obligation during the year ended March 31, 2017. We intend to make future cash contributions to the Plan in an amount necessary to meet minimum funding requirements according to applicable benefit plan regulations.
As of December 31, 2005, the Plan was amended to freeze benefit plan accruals for participants. The objective for the investment portfolio of the pension plan is to achieve a long-term nominal rate of return, net of fees, which exceeds the plan's long-term expected rate of return on investments for funding purposes which was 7.25% and 7.50% for the years ended March 31, 2019 and 2018, respectively. To meet this objective, our investment strategy for the seven-month period ended October 31, 2017 was governed by an asset allocation policy, whereby a targeted allocation percentage is assigned to each asset class as follows: 38% to U.S. equities; 16% to international equities; 28% to fixed income investments; 9% to real estate investments; and 9% to other investments including hedge funds. Actual allocations are allowed to deviate from target allocation percentages within a range for each asset class as defined in the investment policy. As of November 1, 2017, the target allocation percentage assigned to each asset class was revised as follows: 38% to U.S. equities; 16% to international equities; 37% to fixed income investments; and 9% to real estate investments and remains consistent at March 31, 2019. The long-term expected rate of return on investments for funding purposes is 7.00% for the year ended March 31, 2020.
Investments of the Plan are measured at fair value on a recurring basis, which is determined using quoted market prices or estimated fair values. As of March 31, 2019, 27% of the investment portfolio was valued at quoted prices in active markets for identical assets; 64% was valued using quoted prices for similar assets in active or inactive markets, or other observable inputs; and 9% was valued using unobservable inputs that are supported by little or no market activity, the majority of which used the net asset value per share (or its equivalent) as a practical expedient to measure the fair value.
Under our defined contribution plan, participants may contribute a portion of their eligible pay to the plan through payroll withholdings. The Company will match 100% of the participants' pre-tax and Roth contribution (in aggregate) on the first 3% of eligible compensation for the calendar years 2019 and 2018. The Company matched 50% of the participants' pre-tax and Roth contribution (in aggregate) on the first 4% of eligible compensation for the calendar years 2017 and 2016. Fixed matching contributions totaled approximately $47 million, $38 million, and $28 million for the fiscal years ended March 31, 2019, 2018, and 2017, respectively.
Revenue Recognition
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
Contracts with Customers
Service-related components of the total transaction price typically consist of fixed monthly recurring charges, variable usage charges and miscellaneous fees such as activation fees, international long distance and roaming, commissions on the device insurance program, late payment and administrative fees, and certain regulatory-related fees, net of service credits. For contracts involving multiple performance obligations, such as equipment and service, revenue is allocated based on relative standalone selling price of each performance obligation. We generally recognize revenue allocated to service performance obligations as those services are rendered. As a result of the timing of our multiple billing cycles throughout each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period, and to estimate and defer amounts billed but not earned as of the end of each reporting period. These estimates are based primarily on rate plans in effect and our historical usage and billing patterns. Regulatory fees and costs are recorded gross. The largest component of regulatory fees is the Universal Service Fund, which represented no more than 1% of net operating revenues for each of the years ended March 31, 2019 and 2018, and no more than 2% for the year ended March 31, 2017, in the consolidated statements of operations.
We recognize equipment sales and corresponding costs of equipment sales when title and risk of loss passes to the indirect dealer or end-use subscriber, assuming all other revenue recognition criteria are met. This typically occurs at the

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

point of sale for direct channel sales and freight-on-board dealer destination for indirect channel sales. For the year ended March 31, 2019, equipment sales to our indirect dealers were approximately $3.5 billion. In subsidized postpaid and prepaid Wireless contracts, we subsidize the cost of the device as an incentive to retain and acquire subscribers.
We recognize revenue on equipment rentals subject to leasing contracts in accordance with the classification of the lease, which is over the lease term for operating leases or upon transfer of control over the equipment for most capital leases. Qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, subscribers have the option to return the device, continue leasing the device or purchase the device. Accounting for device leases involves specific determinations under applicable lease accounting standards, which involve complex and prescriptive provisions. These provisions impact the timing and amount of revenue recognized for our leased devices. The critical elements that are considered with respect to our lease accounting are the economic life of the device and the fair value of the device, including the residual value. We only lease devices to qualifying subscribers that also purchase a service plan. To date, substantially all of our device leases were classified as operating leases. Revenues under these arrangements are allocated amongst the deliverables in the multiple-element arrangement considering the relative fair values of the lease and non-lease elements. The amount allocable to the operating lease element is included within "Equipment rentals" in the consolidated statements of operations and is recognized ratably over the lease term, which is typically two years or less.
If a multiple-element arrangement includes an option to purchase, on a monthly basis, an annual trade-in right, the amount of the total arrangement consideration is reduced by the estimated fair value of the trade-in right or the guarantee and the remaining proceeds are then allocated amongst the other deliverables in the arrangement.
Performance Obligations
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
Performance obligations related to our Wireline business involve the provision of services to corporate customers. Wireline service performance obligations are typically satisfied over a period between 24 and 36 months. Amounts due for services are invoiced and collected periodically over the relevant service period. Wireline contracts are not subject to significant amounts of variable consideration, other than charges intended to partially recover taxes imposed on the Company, including fees related to the Universal Service Fund. Such fees are based on the customer's estimated monthly usage and are therefore allocated to corresponding distinct months of Wireline services. Our Wireline contracts do provide

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the customer with monthly options to purchase goods or services at prices commensurate with the standalone selling prices for those goods or services, as determined at contract inception.
Significant Judgments
The accounting estimates and judgments related to the recognition of revenue require us to make assumptions about numerous factors such as future billing adjustments, future returns, and the total contract consideration (e.g., for contracts which include customer incentives or consideration payable to the customer).
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

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Costs to Acquire a Customer Contract
We compensate our dealers and retail employees using specific compensation programs. Sales commissions through these compensation programs are generally earned upon the sale of our devices, service contracts, or both, to an end-use subscriber. Incremental and direct costs to obtain and fulfill contracts with customers, such as sales commissions, are deferred and amortized consistent with the transfer of the related good or service. We capitalize incremental commissions directly related to the acquisition or renewal of customer contracts, to the extent that the costs are expected to be recovered. Capitalized costs are amortized on a straight-line basis over the shorter of the expected customer life or the expected benefit related directly to those costs.
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
Compensation Plans
As of March 31, 2019, Sprint sponsored three incentive plans: the Amended and Restated 2015 Omnibus Incentive Plan (2015 Plan); the 2007 Omnibus Incentive Plan (2007 Plan); and the 1997 Long-Term Incentive Program (1997 Program) (together, Compensation Plans). Sprint also sponsors an Employee Stock Purchase Plan (ESPP). Under the 2015 Plan, we may grant share and non-share based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to employees, outside directors and other eligible individuals as defined by the plan. As of March 31, 2019, the number of shares available and reserved for future grants under the 2015 Plan and ESPP totaled approximately 190 million common shares. The Compensation Committee of our board of directors, or one or more executive officers should the Compensation Committee so authorize, as provided in the 2015 Plan, will determine the terms of each share and non-share based award. No new grants can be made under the 2007 Plan or the 1997 Program. We use new shares to satisfy share-based awards or treasury shares, if available.
The fair value of each option award is estimated on the grant date using the Black-Scholes option valuation model, based on several assumptions including the risk-free interest rate, volatility, expected dividend yield and expected term. During the year ended March 31, 2018, the Company granted approximately 3 million stock options with a weighted average grant date fair value of $3.98 per share based upon assumptions of a risk-free interest rate from 1.93% to 2.65%, expected volatility from 41.9% to 51.8%, expected dividend yield of 0% and expected term from 5.5 to 6.5. In general, options are granted with an exercise price equal to the market value of the underlying shares on the grant date, vest on an annual basis over three years, and have a contractual term of ten years. The Company did not grant any stock options during the year ended March 31, 2019. As of March 31, 2019, 22 million options were outstanding, of which 18 million options were exercisable.
We generally determine the fair value of each restricted stock unit award based on the closing price of the Company's common stock on the date of grant. Restricted stock units generally have performance and service requirements or service requirements only with vesting periods ranging from one to three years.
During the years ended March 31, 2018 and 2017, we also granted performance-based restricted stock units to executive and non-executive employees that are earned (Earned Shares) based upon the achievement of certain market conditions equal to specified volume-weighted average prices of the Company's common stock during regular trading on the

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

New York Stock Exchange over any 150-day calendar period during a performance period specific to each grant (Performance Period). For these awards granted in the year ended March 31, 2018, the specified market criteria has not yet been achieved within the Performance Period. Upon achievement, the Earned Shares will generally vest 50% over four years from the grant date and 50% over five years from the grant date, with continuous service required through each vesting date. For these awards granted in the year ended March 31, 2017, the specified market criteria has been achieved at a threshold price target qualifying for a 100% payout, however, the Earned Shares remain subject to the vesting requirements. During the year ended March 31, 2018, the vesting schedule for Earned Shares was modified, with no incremental impact on compensation expense, to generally vest one-third over two years from the grant date, one-third over three years from the grant date, and one-third over four years from the grant date, with continuous service required through each vesting date. The fair value of these market-based restricted stock units is estimated at the date of grant using a Monte Carlo valuation methodology, which incorporates into the valuation the possibility that the market condition may not be satisfied. For the year ended March 31, 2018, assumptions used in the Monte Carlo valuation model are consistent with those we use to value stock options and include a risk-free interest rate from 1.79% to 2.42%, expected volatility from 41.9% to 51.8%, and expected dividend yield of 0%. The number of restricted stock units that ultimately vest can increase depending upon the future performance of the Company's common stock and the achievement of a higher threshold price target during the Performance Period, with a maximum payout of 120%. Compensation cost related to the share-based awards with market conditions is recognized regardless of the level of threshold price target achievement. No such awards were granted during the year ended March 31, 2019.
Employees and directors who are granted restricted stock units are not required to pay for the shares but generally must remain employed with us, or continue to serve as a member of our board of directors, until the restrictions lapse, which is typically three years for employees and one year for directors. Certain restricted stock units outstanding as of March 31, 2019, are entitled to dividend equivalents paid in cash, if dividends are declared and paid on common shares, but performance-based restricted stock units are not entitled to dividend equivalent payments until the applicable performance and service criteria have been met. During the year ended March 31, 2019, the Company granted approximately 17 million service only and performance-based restricted stock units, including those with market conditions, with a weighted average grant date fair value of $5.35 per share. At March 31, 2019, approximately 71 million restricted stock unit awards were outstanding.
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
Pre-tax share and non-share based compensation charges from our incentive plans included in net income (loss) were $132 million, $182 million, and $93 million for the years ended March 31, 2019, 2018, and 2017, respectively. The net income tax benefit recognized in the consolidated financial statements for share-based compensation awards was $30 million, $65 million, and $33 million for the years ended March 31, 2019, 2018, and 2017, respectively. As of March 31, 2019, there was $102 million of total unrecognized compensation cost related to non-vested incentive awards that are expected to be recognized over a weighted average period of 1.60 years.
Advertising Costs
We recognize advertising expense when incurred as selling, general and administrative expense. Advertising expenses totaled $1.1 billion, $1.3 billion, and $1.1 billion for each of the years ended March 31, 2019, 2018, and 2017, respectively.
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
The most significant impact upon adoption of Topic 606 on April 1, 2018 was the recognition of a deferred contract cost asset of $1.2 billion, which was recorded in "Costs to acquire a customer contract" in our consolidated balance sheets for incremental contract acquisition costs paid on open contracts at the date of adoption. We are capitalizing and subsequently amortizing commission costs, which were previously expensed, related to new service contracts over the expected customer relationship period, while costs associated with contract renewals are amortized over the anticipated length of the service contract. Operating expenses were lower in fiscal year 2019 under Topic 606 compared to amounts recorded under Topic 605 due to higher deferrals of such costs compared to the amortization of prior period commission costs deferred only for open contracts at the date of adoption as permitted by Topic 606.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the adjustments from the adoption of Topic 606 relative to Topic 605 on our consolidated statements of operations and balance sheets is as follows:

	Year Ended March 31, 2019
	As reported	Balances without adoption of Topic 606	Change
	(in millions, except per share amounts)
Net operating revenues:
Service	$22,857	$23,585	$(728)
Equipment sales	5,606	4,280	1,326
Equipment rentals	5,137	5,200	(63)
	33,600	33,065	535
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	6,664	6,742	(78)
Cost of equipment sales	6,082	5,937	145
Cost of equipment rentals (exclusive of depreciation below)	643	643	—
Selling, general and administrative	7,774	8,164	(390)
Depreciation - network and other	4,245	4,245	—
Depreciation - equipment rentals	4,538	4,538	—
Amortization	608	608	—
Goodwill impairment	2,000	2,000	—
Other, net	648	648	—
	33,202	33,525	(323)
Operating income (loss)	398	(460)	858
Total other expenses	(2,376)	(2,376)	—
Loss before income taxes	(1,978)	(2,836)	858
Income tax benefit	35	215	(180)
Net loss	(1,943)	(2,621)	678
Less: Net loss attributable to noncontrolling interests	—	—	—
Net loss attributable to Sprint	$(1,943)	$(2,621)	$678

Basic net loss per common share attributable to Sprint	$(0.48)	$(0.65)	$0.17
Diluted net loss per common share attributable to Sprint	$(0.48)	$(0.65)	$0.17
Basic weighted average common shares outstanding	4,057	4,057	—
Diluted weighted average common shares outstanding	4,057	4,057	—

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2019
	As reported	Balances without adoption of Topic 606	Change
	(in millions)
ASSETS
Current assets:
Accounts and notes receivable, net	$3,554	$3,443	$111
Device and accessory inventory	999	1,020	(21)
Prepaid expenses and other current assets	1,289	651	638
Costs to acquire a customer contract	1,559	—	1,559
Other assets	1,118	916	202
LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and other current liabilities	$3,597	$3,610	$(13)
Deferred tax liabilities	7,556	7,010	546
Other liabilities	3,437	3,466	(29)
Stockholders' equity:
Accumulated deficit	(1,883)	(3,868)	1,985
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

Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued authoritative guidance regarding Leases, and has subsequently modified several areas of the standard in order to provide additional clarity and improvements. The new standard supersedes much of the existing authoritative literature for leases. This guidance requires lessees, among other things, to recognize right-of-use assets and lease liabilities on their balance sheet for all leases with lease terms longer than twelve months. In July 2018, the FASB made targeted improvements to the standard, including providing an additional and optional transition method. Under this method, an entity initially applies the standard at the adoption date, including the election of certain transition reliefs, and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The standard will be effective for the Company for its fiscal year beginning April 1, 2019, including interim periods within that fiscal year.
The Company will adopt the new leasing standard using the modified retrospective transition method as of the date of initial application (April 1, 2019) such that the comparative period financial statements and disclosures will not be adjusted. Upon transition, companies can elect various practical expedients. We have completed our assessment of the transition practical expedients and have concluded that we will elect practical expedients that will allow the Company to not reassess: whether a contract is a lease or contains a lease (including land easements), the classification of leases, or whether previously incurred costs are eligible for deferral as initial direct costs. Additionally, we expect to elect the use of hindsight for determining the lease term. At transition and prospectively, we will elect to not separate lease and non-lease components for most classes of assets in arrangements where we are the lessee.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As the Company has elected the modified retrospective transition method, any assets and liabilities that were recognized solely as a result of a transaction where the Company was the deemed owner during construction under the previous literature and the construction is completed will be derecognized at transition. The Company funded certain construction costs which were concluded to be prepaid lease payments; consequently, such amounts will be carried over at their depreciated balance of approximately $0.6 billion and included in the associated finance lease right-of-use assets.
Additionally, the Company is party to several leaseback arrangements. Due to the complexity of these arrangements, we have not completed our assessment of the impact upon adoption.
We currently anticipate the standard to have a material impact to our consolidated balance sheets upon adoption and in future periods. Excluding impacts associated with our leaseback arrangements, we currently estimate that upon adoption, the Company will recognize a lease liability of at least $7.0 billion. This impact is expected to be inclusive of the following:

•
The recognition of the lease liability and right-of-use assets for operating leases that were not previously recorded. The right-of-use asset will be adjusted for recognized balances associated with operating leases, including prepaid and deferred rent, cease-use liabilities and favorable or unfavorable intangible assets.

•	The impact of our election to apply hindsight in determining the lease term, such that our lease liability will generally only include payments for the initial non-cancelable lease term.
For lease arrangements where we are the lessor, the Company does not expect the adoption of the standard to have a material impact. While the standard modifies the classification and accounting for sales-type and direct finance leases, substantially all of the Company's current handset leases are classified as operating leases and the Company does not expect material sales-type or direct financing leases in future periods.
The Company is in the process of implementing significant new lease solutions, process and internal controls in order to meet the leasing standard's reporting and disclosure requirements.
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
The following table summarizes the installment receivables:

	March 31,
	2019	2018
	(in millions)
Installment receivables, gross	$1,212	$1,472
Deferred interest	(71)	(106)
Installment receivables, net of deferred interest	1,141	1,366
Allowance for credit losses	(215)	(217)
Installment receivables, net	$926	$1,149

Classified in the consolidated balance sheets as:
Accounts and notes receivable, net	$679	$995
Other assets	247	154
Installment receivables, net	$926	$1,149
The balance and aging of installment receivables on a gross basis by credit category were as follows:

	March 31, 2019			March 31, 2018
	Prime	Subprime	Total	Prime	Subprime	Total
	(in millions)			(in millions)
Unbilled	$667	$459	$1,126	$951	$391	$1,342
Billed - current	43	22	65	69	29	98
Billed - past due	10	11	21	17	15	32
Installment receivables, gross	$720	$492	$1,212	$1,037	$435	$1,472
Activity in the deferred interest and allowance for credit losses for the installment receivables was as follows:

	Year Ended March 31,
	2019	2018
	(in millions)
Deferred interest and allowance for credit losses, beginning of period	$323	$506
Adjustment to deferred interest on short- and long-term installment receivables due to Topic 606	(50)	—
Bad debt expense	116	142
Write-offs, net of recoveries	(118)	(224)
Change in deferred interest on short- and long-term installment receivables	15	(101)
Deferred interest and allowance for credit losses, end of period	$286	$323

Note 4.	Financial Instruments
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

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount of cash equivalents, accounts and notes receivable, and accounts payable approximates fair value. Short-term investments are recorded at amortized cost and the respective carrying amounts approximate the fair value that would be determined primarily using quoted prices in active markets. As of March 31, 2019, short-term investments consisted of $67 million of commercial paper. As of March 31, 2018, short-term investments totaled $2.4 billion and consisted of approximately $1.6 billion of time deposits and $765 million of commercial paper. The fair value of marketable equity securities totaling $1 million and $57 million as of March 31, 2019 and 2018, respectively, are measured on a recurring basis using quoted prices in active markets. Current and long-term debt inclusive of our other financings are carried at amortized cost.
Debt for which estimated fair value is determined based on unobservable inputs primarily represents borrowings under our secured equipment credit facilities and sales of receivables under our Accounts Receivable Facility (Receivables Facility). See Note 7. Long-Term Debt, Financing and Capital Lease Obligations for additional information. The carrying amounts associated with these borrowings approximate fair value.
The estimated fair value of the majority of our current and long-term debt, excluding our secured equipment credit facilities, and sold wireless service, installment billing and future receivables is determined based on quoted prices in active markets or by using other observable inputs that are derived principally from, or corroborated by, observable market data.
The following table presents carrying amounts and estimated fair values of current and long-term debt and financing obligations:

	Carrying amount at March 31, 2019	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt and financing obligations	$40,193	$36,642	$197	$3,970	$40,809

	Carrying amount at March 31, 2018	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt and financing obligations	$40,820	$37,549	$—	$3,737	$41,286

Note 5.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment, leased devices and other long-lived assets used to provide service to our subscribers. Non-cash accruals included in PP&E (excluding leased devices) totaled $1.2 billion, $704 million, and $962 million as of March 31, 2019, 2018, and 2017, respectively.
The following table presents the components of PP&E, and the related accumulated depreciation:

	March 31,
	2019	2018
	(in millions)
Land	$246	$254
Network equipment, site costs and related software	24,967	22,930
Buildings and improvements	856	813
Leased devices, non-network internal use software, office equipment and other	12,627	11,149
Construction in progress	3,044	2,202
Less: accumulated depreciation	(20,539)	(17,423)
Property, plant and equipment, net	$21,201	$19,925
Network equipment, site costs and related software includes switching equipment, cell site towers, site development costs, radio frequency equipment, network software, digital fiber optic cable, transport facilities and transmission-related equipment. Buildings and improvements principally consist of owned general office facilities, retail stores and leasehold improvements. Non-network internal use software, office equipment, leased devices and other primarily

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

consists of furniture, information technology systems, equipment and vehicles, and leased devices. Construction in progress, which is not depreciated until placed in service, primarily includes materials, transmission and related equipment, labor, engineering, site development costs, interest and other costs relating to the construction and development of our network.
Sprint offers a leasing program to its customers whereby qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to return the device, continue leasing the device, or purchase the device. As of March 31, 2019, substantially all of our device leases were classified as operating leases. Purchases of leased devices are reported as cash outflows for "Capital expenditures - leased devices" in the consolidated statements of cash flows. The devices are then depreciated using the straight-line method to their estimated residual value generally over the term of the lease.
The following table presents leased devices and the related accumulated depreciation:

	March 31,
	2019	2018
	(in millions)
Leased devices	$10,972	$9,592
Less: accumulated depreciation	(4,360)	(3,580)
Leased devices, net	$6,612	$6,012
During the years ended March 31, 2019 and 2018, we had non-cash transfers of returned leased devices from property, plant and equipment to device and accessory inventory at the lower of net book value or their estimated fair value of $879 million and $661 million, respectively. Non-cash accruals included in leased devices totaled $185 million, $256 million and $158 million as of March 31, 2019, 2018 and 2017, respectively.
As of March 31, 2019, the minimum estimated payments to be received for leased devices were as follows (in millions):

Fiscal year 2019	$3,398
Fiscal year 2020	384
$3,782
During the years ended March 31, 2019, 2018 and 2017, we recorded $1.1 billion, $868 million and $509 million, respectively, of loss on disposal of property, plant and equipment, net of recoveries. Net losses that resulted from the write-off of leased devices were primarily associated with lease cancellations prior to the scheduled customer lease terms where customers did not return the devices to us. Such losses were $643 million, $493 million and $481 million for the years ended March 31, 2019, 2018 and 2017, respectively, and are included in "Cost of equipment rentals" in our consolidated statements of operations. During the years ended March 31, 2019, 2018 and 2017, we recorded $492 million, $375 million and $28 million, respectively, of losses primarily related to cell site construction costs and network equipment that are no longer recoverable as a result of changes in our network plans, which are included in "Other, net" in our consolidated statements of operations.

Note 6.	Intangible Assets
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist of FCC licenses, which were acquired primarily through FCC auctions and business combinations, certain of our trademarks, and goodwill. At March 31, 2019, we held 800 MHz, 1.9 GHz and 2.5 GHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. Accordingly, we have concluded that FCC licenses are indefinite-lived intangible assets. Our Sprint and Boost Mobile trademarks have also been identified as indefinite-lived intangible assets. Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended March 31, 2018, Sprint and PRWireless PR, Inc. completed a transaction to combine their operations in Puerto Rico and the U.S. Virgin Islands into a new entity named PRWireless HoldCo, LLC. The companies contributed employees, subscribers, network assets and spectrum to the transaction. Sprint and PRWireless PR, Inc. have an approximate 68% and a 32% preferred economic interest, as well as a 55% and 45% common voting interest in the new entity, respectively. Sprint's ownership represents a controlling financial interest and as a result Sprint consolidates the entity and presents a noncontrolling interest in its consolidated financial statements. The consideration transferred by Sprint was allocated to assets acquired and liabilities assumed from PRWireless PR, Inc. based on their estimated fair values at the time of the transaction. Beginning total assets and liabilities of the new entity were approximately $380 million and $245 million, respectively. Of these amounts, approximately $275 million and $225 million represented the fair value of the PRWireless PR, Inc. asset and liability contribution, respectively, which have increased the corresponding financial statement line items in the Sprint consolidated balance sheet at March 31, 2018. The acquired assets primarily consisted of approximately $145 million of FCC licenses, $50 million of other intangible assets and $80 million of current and fixed assets. The acquired liabilities consisted of approximately $180 million of long-term debt and $45 million of other current liabilities.
The following provides the activity of indefinite-lived intangible assets within the consolidated balance sheets:

	March 31, 2018	Net Additions (Impairments)		March 31, 2019
	(in millions)
FCC licenses	$37,274	$156		$37,430
Trademarks	4,035	—		4,035
Goodwill	6,586	(1,988)	(3)	4,598
	$47,895	$(1,832)		$46,063

	March 31, 2017	Net Additions		March 31, 2018
	(in millions)
FCC licenses	$36,550	$724	(1)	$37,274
Trademarks	4,035	—		4,035
Goodwill (3)	6,579	7	(2)	6,586
	$47,164	$731		$47,895
 _________________

(1)
During the year ended March 31, 2018, net additions within FCC licenses include a $479 million increase from spectrum license exchanges described below, and approximately $145 million of spectrum licenses as a result of the transaction with PRWireless PR, Inc. described above.

(2)	During the year ended March 31, 2018, $7 million was added to goodwill as a result of the transaction with PRWireless PR, Inc. as described above.

(3)	Through March 31, 2019 accumulated impairment losses for goodwill are $2.0 billion. See discussion below.
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
Our stock price at March 31, 2019 of $5.65 was below the net book value per share price of $6.39. However, subsequent to the balance sheet date, the stock price has increased to $6.91 at May 28, 2019. The quoted market price of our stock is not the sole consideration of fair value. Other considerations include, but are not limited to, expectations of future results as well as broad market and industry data.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended March 31, 2019, the Company completed its annual impairment testing for goodwill assigned to the Wireless reporting unit using quantitative approaches to determine the fair value of the Wireless reporting unit, which included a weighted calculation between income and market approaches. These approaches rely on significant unobservable inputs including, but not limited to, management’s forecasts of projected revenue, adjusted EBITDA, and cash flows. As a result of lower net customer additions, sustained negative free cash flow necessary to maintain a competitive network, and failures to meet prior forecasted projections, we updated our projected cash flows for our Wireless reporting unit. Our updated projections reflected declines in long-term revenue and adjusted EBITDA as compared to prior projections. As a result of our impairment testing, we concluded that the carrying value of the Wireless reporting unit was in excess of its estimated fair value by $2.0 billion as of January 1, 2019. As a result, a goodwill impairment charge in this amount has been recorded in our consolidated statements of operations for the year ended March 31, 2019. We did not record an impairment for goodwill during the year ended March 31, 2018. Furthermore, we did not record an impairment for any other indefinite-lived intangible assets during the years ended March 31, 2019 or March 31, 2018.
The determination of fair value requires considerable judgment and is highly sensitive to changes in underlying assumptions. Consequently, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill, spectrum licenses, and Sprint and Boost Mobile trade names impairment tests will prove to be an accurate prediction of the future. Sustained declines in the Company’s operating results, number of wireless subscribers, future forecasted cash flows, growth rates and other assumptions, as well as significant, persistent declines in the Company’s stock price and related market capitalization could impact the underlying key assumptions and our estimated fair values, potentially leading to an additional future material impairment of goodwill or other indefinite-lived intangible assets.
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

		March 31, 2019			March 31, 2018
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)
Customer relationships	5 to 8 years	$6,563	$(6,029)	$534	$6,562	$(5,462)	$1,100
Other intangible assets:
Favorable spectrum leases	23 years	763	(150)	613	856	(172)	684
Favorable tower leases	9 years	335	(215)	120	335	(179)	156
Trademarks	2 to 34 years	520	(89)	431	520	(74)	446
Other	5 to 10 years	137	(66)	71	129	(50)	79
Total other intangible assets		1,755	(520)	1,235	1,840	(475)	1,365
Total definite-lived intangible assets		$8,318	$(6,549)	$1,769	$8,402	$(5,937)	$2,465

	Fiscal Year 2019	Fiscal Year 2020	Fiscal Year 2021	Fiscal Year 2022	Fiscal Year 2023
	(in millions)
Estimated amortization expense	$467	$263	$110	$71	$55

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates			Maturities			March 31, 2019	March 31, 2018
							(in millions)
Notes
Senior notes
Sprint Corporation	7.13	-	7.88%	2021	-	2026	$12,000	$12,000
Sprint Communications, Inc.	6.00	-	11.50%	2020	-	2022	4,780	4,980
Sprint Capital Corporation	6.88	-	8.75%	2019	-	2032	6,204	6,204
Senior secured notes
Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC	3.36	-	5.15%	2021	-	2028	6,125	7,000
Guaranteed notes
Sprint Communications, Inc.	7.00%			2020			1,000	2,753
Credit facilities
Secured revolving bank credit facility	4.75%			2021			—	—
Secured term loans	5.00	-	5.50%	2024			5,915	3,960
PRWireless term loan	7.84%			2020			198	182
Export Development Canada (EDC)	4.75%			2019			300	300
Secured equipment credit facilities	4.13	-	4.86%	2020	-	2022	661	527
Accounts receivable facility	3.62	-	3.82%	2020			2,607	2,411
Financing obligations, capital lease and other obligations	2.35	-	12.00%	2019	-	2026	538	686
Net premiums and debt financing costs							(405)	(111)
							39,923	40,892
Less current portion							(4,557)	(3,429)
Long-term debt, financing and capital lease obligations							$35,366	$37,463

As of March 31, 2019, Sprint Corporation had $12.0 billion in aggregate principal amount of senior notes outstanding. In addition, as of March 31, 2019, the outstanding principal amount of the senior notes issued by Sprint Communications and Sprint Capital Corporation, the guaranteed notes issued by Sprint Communications, Sprint Communications' secured term loans and secured revolving bank credit facility, the EDC agreement, the secured equipment credit facilities, the Receivables Facility, and certain other obligations collectively totaled $21.9 billion in principal amount of our long-term debt. Sprint Corporation fully and unconditionally guaranteed such indebtedness, which was issued by 100% owned subsidiaries. Although certain financing agreements restrict the ability of Sprint Communications and its subsidiaries to distribute cash to Sprint Corporation, the ability of the subsidiaries to distribute cash to their respective parents, including to Sprint Communications, is generally not restricted.
As of March 31, 2019, approximately $16.1 billion aggregate principal amount of our outstanding debt, comprised of certain notes, financing and capital lease obligations, was secured by substantially all of the assets of the Company. Cash interest payments, net of amounts capitalized of $74 million, $55 million, and $44 million, totaled $2.6 billion, $2.5 billion, and $2.7 billion during each of the years ended March 31, 2019, 2018, and 2017, respectively. Our weighted average effective interest rate related to our notes and credit facilities was 6.5%, 6.2% and 6.4% for the years ended March 31, 2019, 2018 and 2017, respectively.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Notes
As of March 31, 2019, our outstanding notes consisted of senior notes and guaranteed notes, all of which are unsecured, as well as senior secured notes associated with our spectrum financing transactions. Cash interest on all of the notes is payable semi-annually in arrears with the exception of the spectrum financing senior secured notes, which is payable quarterly. As of March 31, 2019, $30.1 billion aggregate principal amount of the notes was redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.
As of March 31, 2019, $23.9 billion aggregate principal amount of our senior notes, senior secured notes, and guaranteed notes provided holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in the applicable indentures and supplemental indentures) occurs. In May 2018, we successfully completed consent solicitations with respect to certain series of Sprint Corporation, Sprint Communications, and Sprint Capital Corporation senior notes. As a result of the Sprint Corporation and Sprint Communications consent solicitations, the proposed merger transaction with T-Mobile, if consummated, will not constitute a change of control as defined in the applicable indentures governing the notes.
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
Spectrum Financing
In October 2016, certain subsidiaries of Sprint Communications, which were not "Restricted Subsidiaries" under Sprint Capital Corporation's indentures, transferred certain directly held and third-party leased spectrum licenses (collectively, Spectrum Portfolio) to wholly-owned bankruptcy-remote special purpose entities (collectively, Spectrum Financing SPEs). The Spectrum Portfolio, which represented approximately 14% of Sprint's total spectrum holdings on a MHz-pops basis, was used as collateral to raise an initial $3.5 billion in senior secured notes (2016 Spectrum-Backed Notes) bearing interest at 3.36% per annum under a $7.0 billion securitization program. The 2016 Spectrum-Backed Notes are repayable over a five-year term, with interest-only payments over the first four quarters and amortizing quarterly principal payments thereafter commencing December 2017 through September 2021. During the year ended March 31, 2019, we made scheduled principal repayments of $875 million, resulting in a total principal amount outstanding related to the 2016 Spectrum-Backed Notes of $2.2 billion as of March 31, 2019, of which $875 million was classified as "Current portion of long-term debt, financing and capital lease obligations" in the consolidated balance sheets.
In March 2018, we amended the transaction documents governing the securitization program to allow for the issuance of more than $7.0 billion of notes outstanding pursuant to the securitization program subject to certain conditions, which, among other things, may require the contribution of additional spectrum. Also, in March 2018, we issued approximately $3.9 billion in aggregate principal amount of senior secured notes under the existing $7.0 billion securitization program, consisting of two series of senior secured notes. The first series of notes totaled $2.1 billion in aggregate principal amount, bears interest at 4.738% per annum, have quarterly interest-only payments until June 2021, and amortizing quarterly principal amounts thereafter commencing in June 2021 through March 2025. The second series of notes totaled approximately $1.8 billion in aggregate principal amount, bears interest at 5.152% per annum, have quarterly interest-only payments until June 2023, and amortizing quarterly principal amounts thereafter commencing in June 2023 through March 2028. The Spectrum Portfolio, which also serves as collateral for the 2016 Spectrum-Backed Notes, remains substantially identical to the original portfolio from October 2016.
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
Credit Facilities
Secured Term Loan and Revolving Bank Credit Facility
On February 3, 2017, we entered into a $6.0 billion credit agreement, consisting of a $4.0 billion, seven-year secured term loan (Initial Term Loan) that matures in February 2024 and a $2.0 billion secured revolving bank credit facility that expires in February 2021. As of March 31, 2019, $118 million in letters of credit were outstanding under the secured revolving bank credit facility, including the letter of credit required by the Report and Order. See Note 12. Commitments and Contingencies for additional information. As a result of the outstanding letters of credit, which directly reduce the availability of borrowings, the Company had approximately $1.9 billion of borrowing capacity available under the secured revolving bank credit facility as of March 31, 2019. The bank credit facility requires a ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the bank credit facility (adjusted EBITDA), not to exceed 3.75 to 1.0 through the fiscal quarter ending December 31, 2019. The Leverage Ratio must not exceed 3.5 to 1.0 for the fiscal quarter ended March 31, 2020 and each fiscal quarter ending thereafter through expiration of the facility. The Initial Term Loan has an interest rate equal to LIBOR plus 250 basis points and the secured revolving bank credit facility has an interest rate equal to LIBOR plus a spread that varies depending on the Leverage Ratio. During the year ended March 31, 2019, we made principal repayments on the Initial Term Loan totaling $40 million, resulting in a total principal amount outstanding for the Initial Term Loan of $3.9 billion as of March 31, 2019.
In consideration of the Initial Term Loan, we entered into a five-year fixed-for-floating interest rate swap on a $2.0 billion notional amount that has been designated as a cash flow hedge. The effective portion of changes in fair value are recorded in "Other comprehensive (loss) income" in the consolidated statements of comprehensive (loss) income and the ineffective portion, if any, is recorded as interest expense in current period earnings in the consolidated statements of operations. The fair value of the interest rate swap was $13 million and $41 million as of March 31, 2019 and 2018, respectively, which was recorded in "Other assets" in the consolidated balance sheets.
On November 26, 2018, the credit agreement was amended to, among other things, authorize incremental secured term loans (Incremental Term Loans) totaling $2.0 billion, of which $1.1 billion was borrowed. On February 26, 2019, the remaining $900 million was borrowed. The Incremental Term Loans mature in February 2024, have interest rates equal to LIBOR plus 300 basis points and increased the total credit facility to $8.0 billion.
PRWireless Term Loan
During the three-month period ended December 31, 2017, Sprint and PRWireless PR, Inc. completed a transaction to combine their operations in Puerto Rico and the U.S. Virgin Islands into a new entity. Prior to the formation of the new entity, PRWireless PR, Inc. had incurred debt under a secured term loan, which became debt of the new entity upon the transaction close. The secured term loan bears interest at 5.25% plus LIBOR and expires in June 2020. Any amounts repaid early may not be drawn again. During the year ended March 31, 2019, the joint venture borrowed $18 million and made principal repayments totaling $2 million, resulting in a total principal amount outstanding of $198 million as of March 31,

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2019, with an additional $2 million remaining available. Sprint has provided an unsecured guarantee of repayment of the secured term loan obligations. The secured portion of the facility is limited to assets of the joint venture as the borrower.
 EDC Agreement
As of March 31, 2019, the EDC agreement provided for security and covenant terms similar to our secured term loan and revolving bank credit facility. However, under the terms of the EDC agreement, repayments of outstanding amounts cannot be redrawn. As of March 31, 2019, the total principal amount outstanding under the EDC facility was $300 million.
Secured Equipment Credit Facilities
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provided for the ability to finance network equipment-related purchases from Nokia Solutions and Networks US LLC, USA. During the year ended March 31, 2019, we made principal repayments totaling $82 million on the facility, resulting in a total principal amount of $92 million outstanding as of March 31, 2019.
K-sure
The K-sure secured equipment credit facility provides for the ability to finance network equipment-related purchases from Samsung Telecommunications America, LLC. In October 2018, we amended the secured equipment credit facility to extend the borrowing availability through September 2019. Such borrowings are contingent upon the amount and timing of network equipment-related purchases made by Sprint. During the year ended March 31, 2019, we drew $331 million and made principal repayments totaling $75 million on the facility, resulting in a total principal amount of $450 million outstanding as of March 31, 2019.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provided for the ability to finance network equipment-related purchases from Alcatel-Lucent USA Inc. During the year ended March 31, 2019, we made principal repayments totaling $40 million on the facility, resulting in a total principal amount of $119 million outstanding as of March 31, 2019.
Borrowings under the Finnvera, K-sure and D/D secured equipment credit facilities are each secured by liens on the respective network equipment purchased. In addition, repayments of outstanding amounts borrowed under the secured equipment credit facilities cannot be redrawn. Each of these facilities is fully and unconditionally guaranteed by both Sprint Communications and Sprint Corporation. The secured equipment credit facilities have certain key covenants similar to those in our secured term loan and revolving bank credit facility.
Accounts Receivable Facility
Transaction Overview
Our Receivables Facility provides us the opportunity to sell certain wireless service receivables, installment receivables, and future amounts due from customers who lease certain devices from us to unaffiliated third parties (the Purchasers). The maximum funding limit under the Receivables Facility is $4.5 billion. While we have the right to decide how much cash to receive from each sale, the maximum amount of cash available to us varies based on a number of factors and, as of March 31, 2019, represents approximately 50% of the total amount of the eligible receivables sold to the Purchasers. As of March 31, 2019, the total amount outstanding under our Receivables Facility was $2.6 billion and the total amount available to be drawn was $867 million. However, subsequent to March 31, 2019, Sprint repaid $800 million under the Receivables Facility reducing amounts outstanding to $1.8 billion. In February 2017, the Receivables Facility was amended and Sprint regained effective control over the receivables transferred to the Purchasers by obtaining the right, under certain circumstances, to repurchase them. Subsequent to the February 2017 amendment, all proceeds received from the Purchasers in exchange for the transfer of our wireless service and installment receivables are recorded as borrowings. Repayments and borrowings under the Receivables Facility are reported as financing activities in the consolidated statements of cash flows. All cash collected on repurchased receivables subsequent to the February 2017 amendment was recognized in investing activities in the consolidated statements of cash flows. In June 2018, the Receivables Facility was again amended to, among other things, extend the maturity date to June 2020, increase the maximum funding limit by $200 million, reduce financing costs, add month-to-month lease receivables as eligible receivables for leases that extend past their original lease term, and change the Purchasers' commitment allocations. The Purchasers' commitments are allocated 22% to wireless

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

service receivables and 78% to a combined pool of installment receivables, future lease receivables and month-to-month lease receivables. During the year ended March 31, 2019, we drew $6.9 billion and repaid $6.7 billion to the Purchasers.
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
Transaction Structure
Sprint contributes certain wireless service, installment and future lease receivables, as well as the associated leased devices, to Sprint's wholly-owned consolidated bankruptcy-remote special purpose entities (SPEs). At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, installment and future lease receivables to the Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life. As of March 31, 2019, wireless service, installment and lease receivables contributed to the SPEs and included in "Accounts and notes receivable, net" in the consolidated balance sheets were $2.5 billion and the long-term portion of installment receivables included in "Other assets" in the consolidated balance sheets was $231 million. As of March 31, 2019, the net book value of devices contributed to the SPEs was $6.6 billion.
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
Financing Obligations, Capital Lease and Other Obligations
Tower Financing
During 2008, we sold and subsequently leased back approximately 3,000 cell sites, of which approximately 1,750 remain as of March 31, 2019. Terms extend through 2021, with renewal options for an additional 20 years. These cell sites continue to be reported as part of our "Property, plant and equipment, net" in our consolidated balance sheets due to our continued involvement with the property sold and the transaction is accounted for as a financing. The financing obligation as of March 31, 2019 is $109 million.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Capital Lease and Other Obligations
In May 2016, Sprint closed on a transaction with Shentel to acquire one of our wholesale partners, NTELOS Holdings Corporation (nTelos). The total consideration for this transaction included $181 million, on a net present value basis, of notes payable to Shentel. Sprint will satisfy its obligations under the notes payable over an expected term of five to six years, of which the remaining obligation is $151 million as of March 31, 2019. The remainder of our capital lease and other obligations of $278 million as of March 31, 2019 are primarily for the use of wireless network equipment.
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
As of March 31, 2019, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in the maturities being accelerated.
Under our secured revolving bank credit facility, we are currently restricted from paying cash dividends because our ratio of total indebtedness to adjusted EBITDA (each as defined in the applicable agreements) exceeds 2.5 to 1.0.
Future Maturities of Long-Term Debt, Financing and Capital Lease Obligations
Aggregate amount of maturities for long-term debt, financing and capital lease obligations outstanding as of March 31, 2019, were as follows (in millions):

Fiscal year 2019	$4,455
Fiscal year 2020	5,160
Fiscal year 2021	4,926
Fiscal year 2022	2,988
Fiscal year 2023	10,829
Fiscal year 2024 and thereafter	11,970
40,328
Net premiums and debt financing costs	(405)
$39,923

Note 8.	Revenues from Contracts with Customers
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

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents disaggregated reported revenue by category:

Year Ended
March 31, 2019
(in millions)
Service revenue
Postpaid	$16,910
Prepaid	3,746
Wholesale, affiliate and other	1,177
Wireline	1,024
Total service revenue	22,857
Equipment sales	5,606
Equipment rentals	5,137
Total revenue	$33,600
Contract Assets and Liabilities
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

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the opening and closing balances of our contract assets, contract liabilities, and receivables balances, as well as capitalized costs associated with contracts with customers:

	March 31,	April 1,
	2019	2018
	(in millions)
Contract assets and liabilities
Contract assets(1)	$928	$432
Billed trade receivables	2,690	2,559
Unbilled trade receivables	945	1,250
Contract liabilities(2)	1,009	1,104

Other related assets
Capitalized costs to acquire a customer contract:
Sales commissions - opening balance	$1,219
Sales commissions - additions	1,147
Amortization of capitalized sales commissions	(807)
Net costs to acquire a customer contract	$1,559

(1)	The fluctuation correlates directly to the execution of new customer contracts and invoicing and collections from customers in the normal course of business.

(2)	Revenue recognized during the year ended March 31, 2019, which was included within the beginning contract liability balance, amounts to $1.0 billion.
Remaining Performance Obligations
The aggregate amount of total transaction price allocated to performance obligations in contracts existing as of the balance sheet date, which are wholly or partially unsatisfied as of the end of the reporting period, and the expected time frame for satisfaction of those wholly or partially unsatisfied performance obligations, are as follows (in millions):

Year ending March 31, 2020	$8,116
Year ending March 31, 2021	1,052
Total	$9,168
The amounts disclosed above relate to the allocation of revenue amongst performance obligations in contracts existing as of the balance sheet date and not to any differences between the timing of revenue recognition and recognition of receivables or cash collection. As a result, those amounts are not necessarily reflected as a contract liability as of the balance sheet date. Included in the above amounts are $3.0 billion for the year ending March 31, 2020 and $340 million for the year ending March 31, 2021, respectively, related to the allocation of the total transaction price to future operating lease revenues. Additionally, amounts disclosed above include estimates of variable consideration, where applicable.
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
The following provides the activity in the severance and exit costs liability included in "Accounts payable," "Accrued expenses and other current liabilities" and "Other liabilities" within the consolidated balance sheets. The net expenses are included in "Other, net" within the consolidated statements of operations:

	March 31, 2018	Net Expense		Cash Payments and Other	March 31, 2019
	(in millions)
Lease exit costs	$165	$25	(1)	$(59)	$131
Severance costs	64	23	(2)	(81)	6
Access exit costs	19	37	(3)	(20)	36
	$248	$85		$(160)	$173
 _________________

(1)	For the year ended March 31, 2019, we recognized costs of $25 million (Wireless only).

(2)	For the year ended March 31, 2019, we recognized costs of $23 million ($15 million Wireless, $8 million Wireline).

(3)	For the year ended March 31, 2019, we recognized costs of $37 million ($26 million Wireless, $11 million Wireline) as "Severance and exit costs".

	March 31, 2017	Net (Benefit) Expense		Cash Payments and Other	March 31, 2018
	(in millions)
Lease exit costs	$249	$(2)	(4)	$(82)	$165
Severance costs	12	79	(5)	(27)	64
Access exit costs	40	3	(6)	(24)	19
	$301	$80		$(133)	$248
 _________________

(4)	For the year ended March 31, 2018, we recognized a benefit of $2 million ($5 million benefit Wireless, $3 million costs Wireline).

(5)	For the year ended March 31, 2018, we recognized costs of $79 million ($73 million Wireless, $6 million Wireline).

(6)	For the year ended March 31, 2018, we recognized costs of $3 million ($10 million benefit Wireless, $13 million costs Wireline) as "Severance and exit costs".
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

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Supplemental Financial Information

	March 31,
	2019	2018
	(in millions)
Accounts and notes receivable, net
Trade	$3,024	$2,916
Unbilled trade installment receivables and other	893	1,204
Less allowances for doubtful accounts and deferred interest	(363)	(409)
	$3,554	$3,711
Prepaid expenses and other current assets
Prepaid expenses	$278	$263
Contract assets	690	—
Deferred charges and other	321	312
	$1,289	$575
Other assets
Unbilled trade installment receivables, net	$247	$154
Investments	60	197
Restricted cash	81	49
Contract assets	238	—
Other	492	521
	$1,118	$921
Accounts payable(1)
Trade	$3,462	$3,068
Accrued interconnection costs	90	80
Capital expenditures and other	409	261
	$3,961	$3,409
Accrued expenses and other current liabilities
Deferred revenues	$288	$1,454
Accrued interest	359	423
Accrued taxes	301	410
Payroll and related	555	405
Accrued legal reserves	180	194
Severance, lease and other exit costs	50	108
Contract liabilities	962	—
Asset retirement obligations	44	145
Unfavorable lease liabilities	137	152
Other	721	671
	$3,597	$3,962
Other liabilities
Deferred rental income-communications towers	$187	$199
Deferred rent	631	605
Long-term asset retirement obligations	622	486
Long-term unfavorable lease liabilities	200	337
Postretirement benefits and other non-current employee related liabilities	789	833
Deferred spectrum lease liability	486	416
Contract liabilities	47	—
Other	475	607
	$3,437	$3,483
______________________

(1)
Includes liabilities in the amounts of $75 million and $66 million as of March 31, 2019 and 2018, respectively, for payments issued in excess of associated bank balances but not yet presented for collection.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Income Taxes
Sprint Corporation is the parent of an affiliated group of corporations which join in the filing of a U.S. federal consolidated income tax return. Additionally, we file income tax returns in each state jurisdiction which imposes an income tax. In certain state jurisdictions, Sprint and its subsidiaries file combined tax returns with certain other SoftBank affiliated entities. State tax expense or benefit has been determined utilizing the separate return approach as if Sprint and its subsidiaries file on a stand-alone basis. We also file income tax returns in a number of foreign jurisdictions; however, our foreign income tax activity is immaterial. Cash paid, net of refunds received, for income tax purposes for the years ended March 31, 2019, 2018 and 2017 was $40 million, $25 million and $22 million, respectively.
The U.S. federal statutory tax rates for the years ended March 31, 2019, 2018 and 2017 were 21%, 31.5% and 35%, respectively. The Tax Cuts and Jobs Act (the Tax Act) enacted in December 2017 reduced the corporate income tax rate effective January 1, 2018. The differences that caused our effective income tax rates to differ from the U.S. federal statutory rates for the years ended March 31, 2019, 2018 and 2017, respectively, were as follows:

	Year Ended March 31,
	2019	2018	2017
	(in millions)
Income tax benefit (expense) at the federal statutory rate	$415	$(95)	$270
Effect of:
State income taxes, net of federal income tax effect	(15)	(43)	24
State law changes, net of federal income tax effect	85	9	4
Increase liability for unrecognized tax benefits	(8)	(29)	(14)
Increase deferred tax liability for business activity changes	—	(89)	—
Credit for increasing research activities	17	15	15
Tax expense from organizational restructuring	(13)	—	(118)
Change in federal and state valuation allowance(1)	(8)	224	(615)
Tax benefit from the Tax Act	—	7,088	—
Non-deductible penalties	(29)	—	—
Goodwill impairment	(408)	—	—
Other, net	(1)	(6)	(1)
Income tax benefit (expense)	$35	$7,074	$(435)
Effective income tax rate	1.8%	(2,334.7)%	(56.4)%
 _______________

(1)	Exclusive of $2.1 billion federal and state release included in Tax benefit from the Tax Act line for the year ended March 31, 2018.
Income tax benefit (expense) consists of the following:

	Year Ended March 31,
	2019	2018	2017
	(in millions)
Current income tax (expense) benefit
Federal	$—	$22	$50
State	(45)	(58)	(50)
Total current income tax expense	(45)	(36)	—
Deferred income tax (expense) benefit
Federal	(33)	7,234	(284)
State	118	(115)	(149)
Total deferred income tax benefit (expense)	85	7,119	(433)
Foreign income tax expense	(5)	(9)	(2)
Total income tax benefit (expense)	$35	$7,074	$(435)

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income tax benefit (expense) allocated to other items was as follows:

	Year Ended March 31,
	2019	2018	2017
	(in millions)
Unrecognized net periodic pension and other postretirement benefit cost(1)	$12	$9	$(24)
Unrealized holding gains (losses) on derivatives(1)	$6	$(6)	$—
Unrealized holding gains on securities(1)	$7	$—	$—
_______________

(1)	These amounts have been recognized in accumulated other comprehensive loss.
Income tax benefit of $35 million for the year ended March 31, 2019 was primarily attributable to the impact of state law changes enacted during the period, partially offset by expense attributable to organizational restructuring. These adjustments were primarily driven by the change in carrying value of our deferred tax assets and liabilities on temporary differences. In addition, the effective tax rate was impacted by non-deductible penalties related to litigation with the State of New York that was settled during the period and $1.9 billion of the $2.0 billion non-cash impairment charge related to goodwill as substantially all of the charge is not separately deductible for tax purposes.
Income tax benefit of $7.1 billion for the year ended March 31, 2018 was primarily attributable to the impact of the Tax Act. We recognized a $7.1 billion non-cash tax benefit through net income (loss) for the re-measurement of deferred tax assets and liabilities due to changes in tax laws included in the Tax Act. This re-measurement of deferred taxes had no impact on cash flows.
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
Deferred income taxes are recognized for the temporary differences between the carrying amounts of our assets and liabilities for financial statement purposes and their tax bases. Deferred tax assets are also recorded for net operating loss, capital loss and tax credit carryforwards. The sources of the differences that give rise to the deferred income tax assets and liabilities as of March 31, 2019 and 2018, along with the income tax effect of each, were as follows:

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	March 31,
	2019	2018
	(in millions)
Deferred tax assets
Net operating loss carryforwards	$5,478	$4,116
Tax credit carryforwards	241	244
Property, plant and equipment	900	2,192
Debt obligations	—	64
Deferred rent	247	231
Pension and other postretirement benefits	209	219
Accruals and other liabilities	791	913
	7,866	7,979
Valuation allowance	(4,504)	(4,745)
	3,362	3,234
Deferred tax liabilities
FCC licenses	8,968	8,877
Trademarks	1,129	1,131
Intangibles	147	298
Deferred commissions	401	—
Debt obligations	15	—
Other	258	222
	10,918	10,528

Long-term deferred tax liability	$7,556	$7,294
The Tax Act, enacted in December 2017, made broad and complex changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (3) eliminating corporate alternative minimum tax; and (4) new tax rules related to foreign operations. In accordance with ASC Topic 740, Income Taxes and Staff Accounting Bulletin No. 118 (SAB 118), we made a reasonable estimate of the impacts of the Tax Act and recorded the estimate in the period ended December 31, 2017. SAB 118 allows for a measurement period not to extend beyond one year from the date of enactment to complete the accounting for the impacts of the Tax Act. As of December 31, 2018, our analysis under SAB 118 was completed, including, but not limited to, the re-measurement of deferred tax assets and liabilities. Our analysis resulted in no material adjustments to the provisional estimate recorded in the period ended December 31, 2017.
During the years ended March 31, 2019, 2018, and 2017, we generated $(61) million, $(109) million, and $204 million, respectively, of foreign (loss) income, which is included in "Income (loss) before income taxes" in the consolidated statements of operations. We have no material unremitted earnings of foreign subsidiaries.
As of March 31, 2019, we had federal net operating loss carryforwards of $21.3 billion, state net operating loss carryforwards of $16.3 billion and foreign net operating loss carryforwards of $392 million. Related to these loss carryforwards, we have recorded federal tax benefits of $4.5 billion, net state tax benefits of $937 million and foreign tax benefits of $145 million before consideration of the valuation allowances. Approximately $411 million of the federal net operating loss carryforwards expire between fiscal years 2019 and 2023, $13.6 billion expire between fiscal years 2024 and 2034 and $7.3 billion do not expire. Approximately $15.9 billion of state net operating loss carryforwards expire in varying amounts through fiscal year 2038 and approximately $402 million do not expire. Foreign net operating loss carryforwards of $22 million do not expire. The remaining foreign net operating loss carryforwards expire in varying amounts between fiscal years 2019 and 2037.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We also had available $356 million of federal and state income tax credit carryforwards as of March 31, 2019. Included in this amount are $22 million of income tax credits which expire prior to fiscal year 2020 and $296 million which expire in varying amounts between fiscal years 2020 and 2038. The remaining $38 million do not expire.
Unrecognized tax benefits are established for uncertain tax positions based upon estimates regarding potential future challenges to those positions at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. Interest related to these unrecognized tax benefits is recognized in interest expense. Penalties are recognized as additional income tax expense. The unrecognized tax benefits attributable to uncertain tax positions were $242 million and $239 million, as of the March 31, 2019 and 2018, respectively. As of March 31, 2019, the unrecognized tax benefits included items that would favorably affect the income tax provision by $221 million, if recognized without an offsetting valuation allowance adjustment. The accrued liability for income tax related interest and penalties was insignificant for all periods presented.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Year Ended March 31,
	2019	2018
	(in millions)
Balance at beginning of period	$239	$190
Additions based on current year tax positions	17	21
Additions based on prior year tax positions	12	53
Reductions for prior year tax positions	(23)	(24)
Reductions for lapse of statute of limitations	(3)	(1)
Balance at end of period	$242	$239
We are not currently under examination by the U.S. Internal Revenue Service. We are involved in multiple state income tax examinations related to various years beginning with 1996, which are in various stages of the examination, administrative/judicial review or appellate process. Based on our current knowledge of the examinations, administrative/judicial reviews and appellate processes, we believe it is reasonably possible uncertain tax positions may be resolved during the next twelve months which could result in a reduction of up to $18 million in our unrecognized tax benefits.
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
Litigation, Claims and Assessments
On April 22, 2019, a complaint was filed in federal court in New York against the Company and two of our executive officers in their capacities as such. The lawsuit, entitled Meneses, et al. v. Sprint Corporation, et al., and purportedly brought on behalf of a class of Sprint shareholders, alleges that between January 2019 and April 2019 the defendants violated federal securities laws and rules by failing to properly disclose that certain postpaid net subscriber additions were driven by free lines and included less valuable tablet and other non-phone devices, as well as prepaid to postpaid migrations. The plaintiff seeks damages and reasonable costs and attorneys’ fees. The Company believes the lawsuit is without merit.
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

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On October 20, 2015, the Court of Appeals of New York affirmed the decision of the appellate court that the tax statute required us to collect and remit the disputed taxes. Our petition for certiorari to the U.S. Supreme Court on grounds of federal preemption was denied. We previously paid the principal amount of tax at issue, under protest, while the suit was pending. On December 21, 2018, Sprint Communications and the State of New York settled the dispute, as well as an unrelated tax matter. As a result, the Company recognized an additional $50 million of litigation expense during the year ended March 31, 2019.
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
The minimum cash obligation was $2.8 billion under the Report and Order. We are, however, obligated to continue to pay the full amount of the costs relating to the reconfiguration plan, although those costs have exceeded $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The letter of credit was initially $2.5 billion, but has been reduced during the course of the proceeding to $78 million as of March 31, 2019. Since the inception of the program, we have incurred payments of approximately $3.6 billion directly attributable to our performance under the Report and Order, including $43 million during the year ended March 31, 2019. When incurred, substantially all costs are accounted for as additions to FCC licenses with the remainder as property, plant and equipment. Based on our expenses to date and on third-party administrator's audits, we have exceeded $2.8 billion minimum cash obligation required by the FCC. On October 12, 2017, the FCC released a Declaratory Ruling that we have met the minimum cash obligation under the Report and Order and concluded that Sprint will not be required to make any payments to the U.S. Treasury.
We have recently reported to the FCC that virtually all of the public safety reconfiguration is complete across the country, including along the southern border markets which had been delayed due to coordination efforts with Mexico. Accordingly, Sprint has received its full allotment of replacement spectrum in the 800 MHz band and Sprint faces no

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

impediments in deploying 3G CDMA and 4G LTE on this spectrum in combination with its spectrum in the 1.9 GHz and 2.5 GHz bands. A small number of non-public safety operators must still complete certain retuning work and complete administrative tasks in States along the southern border, however, these remaining activities do not impact Sprint’s operations.
Future Minimum Commitments
As of March 31, 2019, the minimum estimated amounts due under operating leases, spectrum leases and service credits, and purchase orders and other commitments were as follows:

Future Minimum Commitments	Total	Fiscal Year 2019	Fiscal Year 2020	Fiscal Year 2021	Fiscal Year 2022	Fiscal Year 2023	Fiscal Year 2024 and thereafter
	(in millions)
Operating leases	$11,767	$2,277	$2,199	$1,793	$1,358	$1,039	$3,101
Spectrum leases and service credits	6,728	280	255	273	267	273	5,380
Purchase orders and other commitments	10,664	7,236	1,004	531	310	247	1,336
Total	$29,159	$9,793	$3,458	$2,597	$1,935	$1,559	$9,817
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
Our rental commitments for operating leases, including lease renewals that are reasonably assured, consisted mainly of leases for cell and switch sites, real estate, information technology and network equipment and office space. Total rental expense was $2.8 billion, $2.7 billion, and $3.1 billion, for the years ended March 31, 2019, 2018 and 2017, respectively.
Spectrum Leases and Service Credits
Certain of the spectrum leases provide for minimum lease payments, additional charges, renewal options and escalation clauses. Leased spectrum agreements generally have terms of up to 30 years. We expect that all renewal periods in our spectrum leases will be exercised by us.
We also have commitments to provide services to certain lessors, and to reimburse lessors for certain capital equipment and third-party service expenditures over the term of the lease. We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced by services provided and as actual invoices are presented and paid to the lessors. During the year ended March 31, 2019, we satisfied $5 million related to these commitments. The maximum remaining commitment at March 31, 2019 was $77 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15 to 30 years.
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
Classes of Common Stock
Voting Common Stock
The holders of our common stock are entitled to one vote per share on all matters submitted for action by the stockholders. There were approximately 4.1 billion shares of common stock outstanding as of March 31, 2019.
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
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax were as follows:

	March 31,
	2019	2018
	(in millions)
Unrecognized net periodic pension and postretirement benefit cost	$(379)	$(337)
Unrealized net gains related to investments	1	8
Unrealized net gains on derivatives	10	32
Foreign currency translation adjustments	(24)	(16)
Accumulated other comprehensive loss	$(392)	$(313)

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Per Share Data
The computation of basic and diluted net (loss) income per common share attributable to Sprint was as follows:

	Year Ended
	March 31,
	2019	2018

Net income	$(1,943)	$7,377
Less: Net loss attributable to noncontrolling interests	—	12
Net income attributable to Sprint	$(1,943)	$7,389

Basic weighted average common shares outstanding	4,057	3,999
Effect of dilutive securities:
Options and restricted stock units	—	61
Warrants(1)	—	18
Diluted weighted average common shares outstanding	4,057	4,078

Basic net income per common share attributable to Sprint	$(0.48)	$1.85
Diluted net income per common share attributable to Sprint	$(0.48)	$1.81

Potentially dilutive securities:
Outstanding stock options(2)	92	6
 _________________

(1)
For the year ended March 31, 2018, dilutive securities attributable to warrants include 14 million shares issuable under the warrant held by SoftBank. At the close of the merger with SoftBank, the warrant was issued at $5.25 per share. On July 10, 2018, SoftBank exercised its warrant in full to purchase 55 million shares of Sprint common stock for $287 million.

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

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information is as follows:

Statement of Operations Information	Wireless including hurricane	Wireless hurricane	Wireless excluding hurricane	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Year Ended March 31, 2019
Net operating revenues(1)	$32,559	$(3)	$32,556	$1,024	$17	$33,597
Inter-segment revenues(2)	—	—	—	272	(272)	—
Total segment operating expenses(1)	(19,713)	(7)	(19,720)	(1,365)	261	(20,824)
Segment earnings (loss)	$12,846	$(10)	$12,836	$(69)	$6	12,773
Less:
Depreciation - network and other						(4,245)
Depreciation - equipment rentals						(4,538)
Amortization						(608)
Hurricane-related reimbursements(1)						32
Merger costs(3)						(346)
Goodwill impairment(4)						(2,000)
Other, net(5)						(670)
Operating income						398
Interest expense						(2,563)
Other income, net						187
Income before income taxes						$(1,978)

Statement of Operations Information	Wireless including hurricane and other	Wireless hurricane and other	Wireless excluding hurricane and other	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Year Ended March 31, 2018
Net operating revenues(1)	$31,137	$33	$31,170	$1,251	$18	$32,439
Inter-segment revenues(2)	—	—	—	328	(328)	—
Total segment operating expenses(1)	(20,090)	125	(19,965)	(1,697)	292	(21,370)
Segment earnings (loss)	$11,047	$158	$11,205	$(118)	$(18)	11,069
Less:
Depreciation - network and other						(3,976)
Depreciation - equipment rentals						(3,792)
Amortization						(812)
Hurricane-related costs(1)						(107)
Other, net(5)						345
Operating income						2,727
Interest expense						(2,365)
Other expense, net						(59)
Income before income taxes						$303

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Year Ended March 31, 2017
Net operating revenues	$31,787	$1,545	$15	$33,347
Inter-segment revenues(2)	—	498	(498)	—
Total segment operating expenses	(21,973)	(1,924)	484	(23,413)
Segment earnings	$9,814	$119	$1	9,934
Less:
Depreciation - network and other				(3,982)
Depreciation - equipment rentals				(3,116)
Amortization				(1,052)
Other, net(5)				(20)
Operating income				1,764
Interest expense				(2,495)
Other expense, net				(40)
Loss before income taxes				$(771)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
As of and for the year ended March 31, 2019
Capital expenditures	$11,776	$242	$386	$12,404
Total assets	$74,929	$1,148	$8,524	$84,601

As of and for the year ended March 31, 2018
Capital expenditures	$10,221	$166	$393	$10,780
Total assets	$73,834	$1,117	$10,508	$85,459

As of and for the year ended March 31, 2017
Capital expenditures	$6,568	$94	$264	$6,926
Total assets	$74,098	$1,168	$9,857	$85,123

 _________________

(1)
The year ended March 31, 2019 includes $32 million of hurricane-related reimbursements, which are classified in our consolidated statements of operations as follows: $3 million as revenue in net operating revenues, $6 million as cost of services, $1 million as selling, general and administrative expenses and $22 million as other, net, all within the Wireless segment. The year ended March 31, 2018 includes $107 million of hurricane-related costs which are classified in our consolidated statements of operations as follows: $33 million as contra-revenue in net operating revenues, $48 million as cost of services, $21 million as selling, general and administrative expenses and $5 million as other, net, all within the Wireless segment. In addition, the year ended March 31, 2018 includes a $51 million charge related to a regulatory fee matter, which is classified as cost of services in our consolidated statements of operations.

(2)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to, or use by, wireless subscribers.

(3)	The year ended March 31, 2019 includes $346 million of merger-related costs, which were recorded as selling, general and administrative expenses in the consolidated statements of operations.

(4)
During the year ended March 31, 2019, the Company completed its annual impairment testing for goodwill assigned to the Wireless reporting unit and as a result, recorded a non-cash impairment charge of $2.0 billion. See Note 6. Intangible Assets.

(5)
Other, net for the year ended March 31, 2019 consists of $85 million of severance and exit costs primarily due to access termination charges, lease exit costs and reductions in work force. The year ended March 31, 2019 includes $492 million of loss on disposal of property, plant and equipment primarily related to cell site construction costs and network equipment that are no longer recoverable as a result of changes in our network plans. In addition, the year ended March 31, 2019 includes a $15 million gain from the sale of certain assets, $74 million in litigation expense and $34 million associated with the purchase of certain leased spectrum assets, which upon termination of the related spectrum leases resulted in the accelerated recognition of the unamortized favorable lease balances. Other, net for the year ended March 31, 2018 consists of $80 million of severance and exit costs and a $364 million loss on disposal of property, plant and equipment, which consisted of a $370 million loss related to cell site construction costs that are no longer recoverable as a result of changes in our network plans, slightly offset by a $6 million gain. In addition, the year ended March 31, 2018 included a $479 million non-cash gain related to spectrum license exchanges with other carriers, net reductions of $305 million primarily associated with legal settlements or favorable developments in pending legal proceedings, combined with a $5 million reversal of previously accrued contract termination costs related to the termination of our relationship with General Wireless Operations Inc. (RadioShack). Other, net for the year ended March 31, 2017 consists of $66 million of severance and exit costs, $140 million for a state tax matter combined with legal reserves related to other pending legal suits and proceedings, and a $28 million loss on disposal of property, plant and equipment related to cell site construction costs that are no longer recoverable as a result of changes in our network plans. In addition, the year ended March 31, 2017 included a $354 million non-cash gain related to spectrum license exchanges with other carriers and $140 million of contract termination costs, primarily related to the termination of our pre-existing wholesale arrangement with nTelos, as a result of the Shentel transaction combined with the costs related to the termination of our relationship with General Wireless Operations Inc. (RadioShack).

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Year Ended March 31, 2019
Service revenue(2)	$20,653	$1,211	$(272)	$21,592
Wireless equipment sales	5,606	—	—	5,606
Wireless equipment rentals	5,137	—	—	5,137
Other	1,160	85	17	1,262
Total net operating revenues	$32,556	$1,296	$(255)	$33,597

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Year Ended March 31, 2018
Service revenue(2)	$21,400	$1,514	$(328)	$22,586
Wireless equipment sales	4,524	—	—	4,524
Wireless equipment rentals	4,048	—	—	4,048
Other	1,198	65	18	1,281
Total net operating revenues	$31,170	$1,579	$(310)	$32,439

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Year Ended March 31, 2017
Service revenue(3)	$22,755	$1,962	$(495)	$24,222
Wireless equipment sales	4,684	—	—	4,684
Wireless equipment rentals	3,295	—	—	3,295
Other(3)	1,053	81	12	1,146
Total net operating revenues	$31,787	$2,043	$(483)	$33,347

_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

(2)
Service revenue related to the Wireless segment for the year ended March 31, 2019 excludes $3 million of hurricane-related revenue reimbursements reflected in net operating revenues in our consolidated statements of operations. Service revenue related to the Wireless segment for the year ended March 31, 2018 excludes $33 million of hurricane-related contra-revenue costs reflected in net operating revenues in our consolidated statements of operations.

(3)
Sprint is no longer reporting Lifeline subscribers due to regulatory changes resulting in tighter program restrictions. We have excluded these subscribers from our customer base for all periods presented, including our Assurance Wireless prepaid brand and subscribers through our wholesale Lifeline mobile virtual network operators (MVNO). The above tables reflect the reclassification of the related Assurance Wireless prepaid revenue within the Wireless segment from Wireless services to Other of $360 million for the year ended March 31, 2017. Revenue associated with subscribers through our wholesale Lifeline MVNOs continues to remain in Other following this change.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Quarterly Financial Data (Unaudited)

	Quarter
	1st	2nd	3rd	4th
	(in millions, except per share amounts)
Fiscal year 2018
Net operating revenues	$8,125	$8,433	$8,601	$8,441
Operating income (loss)	$815	$778	$479	$(1,674)
Net income (loss)(1)	$173	$207	$(145)	$(2,178)
Net income (loss) attributable to Sprint Corporation(1)	$176	$196	$(141)	$(2,174)
Basic income (loss) per common share(2)	$0.04	$0.05	$(0.03)	$(0.53)
Diluted income (loss) per common share(2)	$0.04	$0.05	$(0.03)	$(0.53)

Fiscal year 2017
Net operating revenues	$8,157	$7,927	$8,239	$8,083
Operating income	$1,163	$601	$727	$236
Net income (loss)	$206	$(48)	$7,156	$63
Net income (loss) attributable to Sprint Corporation	$206	$(48)	$7,162	$69
Basic income (loss) per common share(2)	$0.05	$(0.01)	$1.79	$0.02
Diluted income (loss) per common share(2)	$0.05	$(0.01)	$1.76	$0.02
_____________

(1)
During the quarter ended March 31, 2019, the Company completed its annual impairment testing for goodwill assigned to the Wireless reporting unit and as a result, recorded a non-cash impairment charge of $2.0 billion. See Note 6. Intangible Assets.

(2)	The sum of the quarterly earnings per share amounts may not equal the annual amounts because of the changes in the weighted average number of shares outstanding during the year.

Note 16.	Related-Party Transactions
In addition to agreements arising out of or relating to the SoftBank Merger, Sprint has entered into various other arrangements with SoftBank, its controlled affiliates (SoftBank Parties) or with third parties to which SoftBank Parties are also parties, including arrangements for international wireless roaming, wireless and wireline call termination, real estate, logistical management, and other services.
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
The supply chain and inventory management arrangement included, among other things, that Brightstar may purchase inventory from the original equipment manufacturers to sell directly to our indirect dealers. As compensation for these services, we remit per unit fees to Brightstar for each device sold to dealers or retailers in our indirect channels. During the years ended March 31, 2019, 2018, and 2017, we incurred fees under these arrangements totaling $65 million, $93 million, and $64 million, respectively, which are recognized in "Cost of equipment sales" and "Selling, general and administrative" expenses in the consolidated statements of operations. Additionally, we have an arrangement with Brightstar whereby they perform certain of our reverse logistics including device buyback, trade-in technology and related services.
During the three-month period ended September 30, 2017, we entered into an arrangement with Brightstar whereby accessories previously procured by us and sold to customers in our direct channels are now procured and consigned to us from Brightstar. Amounts billed from the sale of accessory inventory are remitted to Brightstar. In exchange for our efforts to sell accessory inventory owned by Brightstar, we received a fixed fee from Brightstar for each device activated in our direct channels. In August 2018, the arrangement was amended and we received a share of the profits associated with the sale of accessory inventory owned by Brightstar. During the years ended March 31, 2019 and 2018, Sprint earned fees under

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

these arrangements of $194 million and $154 million, respectively, which are recognized as other revenue within "Service revenue" in the consolidated statements of operations.
Amounts included in our consolidated financial statements associated with these supply chain and inventory management arrangements with Brightstar were as follows:

	March 31,
Consolidated balance sheets:	2019	2018
	(in millions)
Accounts receivable	$187	$188
Accounts payable and accrued expenses and other current liabilities	$109	$88

	Year Ended March 31,
Consolidated statements of operations:	2019	2018	2017
	(in millions)
Equipment sales	$1,890	$1,922	$1,682
Cost of equipment sales	$1,969	$1,986	$1,600
SoftBank
Included in “Other liabilities” is $83 million payable to a SoftBank affiliate for reimbursement of legal and consulting fees in connection with the proposed merger with T-Mobile paid to third parties on behalf of Sprint.

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
During the years ended March 31, 2019 and 2018 there were non-cash equity distributions from the non-guarantor subsidiaries to Subsidiary Guarantor of approximately $874 million and $12.8 billion, respectively, as a result of organizational restructuring for tax purposes. As of March 31, 2019, there were $24.0 billion of intercompany notes issued by the Subsidiary Guarantor to the non-guarantor subsidiaries. The notes are subordinated to all unaffiliated third-party obligations of Sprint Corporation and its subsidiaries.
Under the Subsidiary Guarantor's secured revolving bank credit facility, the Subsidiary Guarantor is currently restricted from paying cash dividends to the Parent/Issuer or any non-guarantor subsidiary because the ratio of total indebtedness to adjusted EBITDA (each as defined in the applicable agreement) exceeds 2.5 to 1.0.
Sprint has a Receivables Facility providing for the sale of eligible wireless service, installment and certain future lease receivables. In October 2016, Sprint transferred certain directly held and third-party leased spectrum licenses to wholly-owned bankruptcy-remote special purpose entities as part of the spectrum financing transaction. In connection with each of the Receivables Facility and the spectrum financing transaction, Sprint formed certain wholly-owned bankruptcy-remote subsidiaries that are included in the non-guarantor subsidiaries' condensed consolidated financial information. Each of these is a separate legal entity with its own separate creditors who will be entitled, prior to and upon its liquidation, to be satisfied out of its assets prior to any assets becoming available to Sprint. See Note 7. Long-Term Debt, Financing and Capital Lease Obligations for additional information.
We have accounted for investments in subsidiaries using the equity method. Presented below is the condensed consolidating financial information.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2019
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$6,605	$377	$—	$6,982
Short-term investments	—	67	—	—	67
Accounts and notes receivable, net	96	233	3,554	(329)	3,554
Current portion of notes receivable from consolidated affiliates	—	424	—	(424)	—
Device and accessory inventory	—	—	999	—	999
Prepaid expenses and other current assets	—	9	1,280	—	1,289
Total current assets	96	7,338	6,210	(753)	12,891
Investments in subsidiaries	25,785	17,363	—	(43,148)	—
Property, plant and equipment, net	—	—	21,201	—	21,201
Costs to acquire a customer contract	—	—	1,559	—	1,559
Due from consolidated affiliates	288	2,418	—	(2,706)	—
Notes receivable from consolidated affiliates	11,883	23,567	—	(35,450)	—
Intangible assets
Goodwill	—	—	4,598	—	4,598
FCC licenses and other	—	—	41,465	—	41,465
Definite-lived intangible assets, net	—	—	1,769	—	1,769
Other assets	—	52	1,066	—	1,118
Total assets	$38,052	$50,738	$77,868	$(82,057)	$84,601

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$3,961	$—	$3,961
Accrued expenses and other current liabilities	97	230	3,599	(329)	3,597
Current portion of long-term debt, financing and capital lease obligations	—	1,373	3,184	—	4,557
Current portion of notes payable to consolidated affiliates	—	—	424	(424)	—
Total current liabilities	97	1,603	11,168	(753)	12,115
Long-term debt, financing and capital lease obligations	11,883	10,660	12,823	—	35,366
Notes payable to consolidated affiliates	—	11,883	23,567	(35,450)	—
Deferred tax liabilities	—	—	7,556	—	7,556
Other liabilities	—	807	2,630	—	3,437
Due to consolidated affiliates	—	—	2,706	(2,706)	—
Total liabilities	11,980	24,953	60,450	(38,909)	58,474
Commitments and contingencies
Total stockholders' equity	26,072	25,785	17,363	(43,148)	26,072
Noncontrolling interests	—	—	55	—	55
Total equity	26,072	25,785	17,418	(43,148)	26,127
Total liabilities and equity	$38,052	$50,738	$77,868	$(82,057)	$84,601

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

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	Year Ended March 31, 2019
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service	$—	$—	$22,857	$—	$22,857
Equipment sales	—	—	5,606	—	5,606
Equipment rentals	—	—	5,137	—	5,137
	—	—	33,600	—	33,600
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	6,664	—	6,664
Cost of equipment sales	—	—	6,082	—	6,082
Cost of equipment rentals (exclusive of depreciation below)	—	—	643	—	643
Selling, general and administrative	—	—	7,774	—	7,774
Depreciation - network and other	—	—	4,245	—	4,245
Depreciation - equipment rentals	—	—	4,538	—	4,538
Amortization	—	—	608	—	608
Goodwill impairment	—	—	2,000	—	2,000
Other, net	—	—	648	—	648
	—	—	33,202	—	33,202
Operating income	—	—	398	—	398
Other income (expense):
Interest income	905	2,166	682	(3,584)	169
Interest expense	(905)	(2,315)	(2,927)	3,584	(2,563)
(Losses) earnings of subsidiaries	(1,943)	(1,811)	—	3,754	—
Other income, net	—	17	1	—	18
	(1,943)	(1,943)	(2,244)	3,754	(2,376)
(Loss) income before income taxes	(1,943)	(1,943)	(1,846)	3,754	(1,978)
Income tax benefit	—	—	35	—	35
Net (loss) income	(1,943)	(1,943)	(1,811)	3,754	(1,943)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
Net (loss) income attributable to Sprint Corporation	(1,943)	(1,943)	(1,811)	3,754	(1,943)
Other comprehensive (loss) income	(71)	(71)	(49)	120	(71)
Comprehensive (loss) income	$(2,014)	$(2,014)	$(1,860)	$3,874	$(2,014)

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31, 2018
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service	$—	$—	$23,834	$—	$23,834
Equipment sales	—	—	4,524	—	4,524
Equipment rentals	—	—	4,048	—	4,048
	—	—	32,406	—	32,406
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	6,801	—	6,801
Cost of equipment sales	—	—	6,109	—	6,109
Cost of equipment rentals (exclusive of depreciation below)	—	—	493	—	493
Selling, general and administrative	—	—	8,087	—	8,087
Depreciation - network and other	—	—	3,976	—	3,976
Depreciation - equipment rentals	—	—	3,792	—	3,792
Amortization	—	—	812	—	812
Other, net	—	(55)	(336)	—	(391)
	—	(55)	29,734	—	29,679
Operating income	—	55	2,672	—	2,727
Other income (expense):
Interest income	802	1,289	11	(2,017)	85
Interest expense	(802)	(1,643)	(1,937)	2,017	(2,365)
Earnings (losses) of subsidiaries	7,389	7,784	—	(15,173)	—
Other expense, net	—	(96)	(48)	—	(144)
	7,389	7,334	(1,974)	(15,173)	(2,424)
Income (loss) before income taxes	7,389	7,389	698	(15,173)	303
Income tax benefit	—	—	7,074	—	7,074
Net income (loss)	7,389	7,389	7,772	(15,173)	7,377
Less: Net loss attributable to noncontrolling interests	—	—	12	—	12
Net income (loss) attributable to Sprint Corporation	7,389	7,389	7,784	(15,173)	7,389
Other comprehensive income (loss)	31	31	48	(79)	31
Comprehensive income (loss)	$7,420	$7,420	$7,820	$(15,252)	$7,408

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	Year Ended March 31, 2017
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service	$—	$—	$25,368	$—	$25,368
Equipment sales	—	—	4,684	—	4,684
Equipment rentals	—	—	3,295	—	3,295
	—	—	33,347	—	33,347
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	7,861	—	7,861
Cost of equipment sales	—	—	6,583	—	6,583
Cost of equipment rentals (exclusive of depreciation below)	—	—	975	—	975
Selling, general and administrative	—	—	7,994	—	7,994
Depreciation - network and other	—	—	3,982	—	3,982
Depreciation - equipment rentals	—	—	3,116	—	3,116
Amortization	—	—	1,052	—	1,052
Other, net	—	—	20	—	20
	—	—	31,583	—	31,583
Operating income	—	—	1,764	—	1,764
Other (expense) income:
Interest income	790	145	21	(896)	60
Interest expense	(790)	(1,675)	(926)	896	(2,495)
(Losses) earnings of subsidiaries	(1,206)	402	—	804	—
Other expense, net	—	(78)	(22)	—	(100)
	(1,206)	(1,206)	(927)	804	(2,535)
(Loss) income before income taxes	(1,206)	(1,206)	837	804	(771)
Income tax expense	—	—	(435)	—	(435)
Net (loss) income	(1,206)	(1,206)	402	804	(1,206)
Other comprehensive income (loss)	35	35	42	(77)	35
Comprehensive (loss) income	$(1,171)	$(1,171)	$444	$727	$(1,171)

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended March 31, 2019
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(243)	$10,672	$—	$10,429
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(4,963)	—	(4,963)
Capital expenditures - leased devices	—	—	(7,441)	—	(7,441)
Expenditures relating to FCC licenses	—	—	(163)	—	(163)
Proceeds from sales and maturities of short-term investments	—	7,197	—	—	7,197
Purchases of short-term investments	—	(5,165)	—	—	(5,165)
Change in amounts due from/due to consolidated affiliates	(267)	(2,060)	—	2,327	—
Proceeds from sales of assets and FCC licenses	—	—	591	—	591
Proceeds from deferred purchase price from sale of receivables	—	—	223	—	223
Proceeds from corporate owned life insurance policies	—	110	—	—	110
Proceeds from intercompany note advance to consolidated affiliate	—	424	—	(424)	—
Other, net	—	—	69	—	69
Net cash (used in) provided by investing activities	(267)	506	(11,684)	1,903	(9,542)
Cash flows from financing activities:
Proceeds from debt and financings	—	2,000	7,307	—	9,307
Repayments of debt, financing and capital lease obligations	—	(1,798)	(7,966)	—	(9,764)
Debt financing costs	(28)	(81)	(212)	—	(321)
Proceeds from issuance of common stock, net	291	—	—	—	291
Change in amounts due from/due to consolidated affiliates	—	—	2,327	(2,327)	—
Repayments of intercompany note advance from parent	—	—	(424)	424	—
Other, net	4	—	—	—	4
Net cash provided by (used in) financing activities	267	121	1,032	(1,903)	(483)
Net increase in cash, cash equivalents and restricted cash	—	384	20	—	404
Cash, cash equivalents and restricted cash, beginning of period	—	6,222	437	—	6,659
Cash, cash equivalents and restricted cash, end of period	$—	$6,606	$457	$—	$7,063

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended March 31, 2018
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(828)	$10,890	$—	$10,062
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(3,319)	—	(3,319)
Capital expenditures - leased devices	—	—	(7,461)	—	(7,461)
Expenditures relating to FCC licenses	—	—	(115)	—	(115)
Proceeds from sales and maturities of short-term investments	—	7,202	—	—	7,202
Purchases of short-term investments	—	(4,112)	—	—	(4,112)
Change in amounts due from/due to consolidated affiliates	—	—	(2,730)	2,730	—
Proceeds from sales of assets and FCC licenses	—	—	527	—	527
Proceeds from deferred purchase price from sale of receivables	—	—	1,140	—	1,140
Proceeds from corporate owned life insurance policies	—	2	—	—	2
Intercompany note advance to consolidated affiliate	(1,476)	—	—	1,476	—
Other, net	—	—	1	—	1
Net cash (used in) provided by investing activities	(1,476)	3,092	(11,957)	4,206	(6,135)
Cash flows from financing activities:
Proceeds from debt and financings	1,500	—	7,029	—	8,529
Repayments of debt, financing and capital lease obligations	—	(2,587)	(5,931)	—	(8,518)
Debt financing costs	(24)	(12)	(57)	—	(93)
Call premiums paid on debt redemptions	—	(131)	—	—	(131)
Proceeds from issuance of common stock, net	—	21	—	—	21
Change in amounts due from/due to consolidated affiliates	—	2,730	—	(2,730)	—
Intercompany note advance from parent	—	1,476	—	(1,476)	—
Other, net	—	—	(18)	—	(18)
Net cash provided by (used in) financing activities	1,476	1,497	1,023	(4,206)	(210)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	3,761	(44)	—	3,717
Cash, cash equivalents and restricted cash, beginning of period	—	2,461	481	—	2,942
Cash, cash equivalents and restricted cash, end of period	$—	$6,222	$437	$—	$6,659

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended March 31, 2017
	Parent/Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(1,640)	$(1,451)	$(199)	$(3,290)
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(1,950)	—	(1,950)
Capital expenditures - leased devices	—	—	(4,976)	—	(4,976)
Expenditures relating to FCC licenses	—	—	(83)	—	(83)
Proceeds from sales and maturities of short-term investments	—	4,566	55	—	4,621
Purchases of short-term investments	—	(10,010)	(55)	—	(10,065)
Change in amounts due from/due to consolidated affiliates	—	7,097	—	(7,097)	—
Proceeds from sales of assets and FCC licenses	—	—	219	—	219
Proceeds from deferred purchase price from sale of receivables	—	—	10,498	—	10,498
Proceeds from corporate owned life insurance policies	—	11	—	—	11
Intercompany note advance to consolidated affiliate	—	(414)	—	414	—
Proceeds from intercompany note advance to consolidated affiliate	—	84	—	(84)	—
Other, net	—	—	30	—	30
Net cash provided by (used in) investing activities	—	1,334	3,738	(6,767)	(1,695)
Cash flows from financing activities:
Proceeds from debt and financings	—	4,000	6,966	—	10,966
Repayments of debt and capital lease obligations	—	(3,250)	(2,167)	—	(5,417)
Debt financing costs	—	(187)	(171)	—	(358)
Proceeds from issuance of common stock, net	—	50	—	—	50
Intercompany dividends paid to consolidated affiliate	—	—	(199)	199	—
Change in amounts due from/due to consolidated affiliates	—	—	(7,097)	7,097	—
Intercompany note advance from parent	—	—	414	(414)	—
Repayments of intercompany note advance from parent	—	—	(84)	84	—
Other, net	—	—	45	—	45
Net cash provided by (used in) financing activities	—	613	(2,293)	6,966	5,286
Net increase (decrease) in cash, cash equivalents and restricted cash	—	307	(6)	—	301
Cash, cash equivalents and restricted cash, beginning of period	—	2,154	487	—	2,641
Cash, cash equivalents and restricted cash, end of period	$—	$2,461	$481	$—	$2,942