Form 10-K/A
period 2019-03-31
SPRINT Corp
filed 2019-07-26
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
---------------------
FORM 10-K/A
(Amendment No. 1)
---------------------

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  to
Commission File number 1-04721
---------------------
SPRINT CORPORATION
(Exact name of registrant as specified in its charter)
---------------------

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
---------------------
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

SPRINT CORPORATION
TABLE OF CONTENTS

		Page Reference
Item

	PART III
10.	Directors, Executive Officers and Corporate Governance	2
11.	Executive Compensation	7
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	37
13.	Certain Relationships and Related Transactions, and Director Independence	39
14.	Principal Accounting Fees and Services	44

	PART IV
15.	Exhibits and Financial Statement Schedules	45
16.	Form 10-K Summary	45

EXPLANATORY NOTE
Sprint Corporation (the “Company,” “we,” “us” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (“Form 10‑K”) with the U.S. Securities and Exchange Commission (the “SEC”) on May 29, 2019. The Company is filing this Amendment No. 1 to the Form 10-K (“Form 10-K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from its definitive proxy statement for the 2019 annual meeting of stockholders because, in light of the Company’s pending merger with T-Mobile US, Inc. (“T-Mobile”), the Company's definitive proxy statement will not be filed with the SEC within 120 days after the end of its fiscal year ended March 31, 2019. The reference on the cover page of the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Form 10-K has been deleted. This Form 10-K/A hereby amends and restates in its entirety the Form 10-K cover page and Items 10 through 14 of Part III.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits.
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

SPRINT CORPORATION
SECURITIES AND EXCHANGE COMMISSION
ANNUAL REPORT ON FORM 10-K
PART III

Item 10.        Directors, Executive Officers and Corporate Governance
Directors
Our bylaws currently fix the number of directors at ten. Our board is currently composed of ten directors.
We are a “controlled company” within the meaning of the New York Stock Exchange (NYSE) listing standards, as described below, because SoftBank Group Corp. (f/k/a Softbank Corp.) and certain of its wholly-owned subsidiaries (together, “SoftBank”) hold more than 50% of the voting power for the election of our directors. SoftBank owned nearly 85% of Sprint Corporation (“Sprint” or the “Company” or “we,” “our,” or “us”) as of the date of this Form 10-K/A.
For so long as SoftBank remains our controlling stockholder, our governing documents confer upon SoftBank certain rights. For example, SoftBank is able to elect all of the directors on our board. However, until SoftBank owns less than 50% of our outstanding voting power, the board will be required to include at least three independent directors or such greater number as may be required by applicable law or applicable rules of the stock exchange on which our stock is traded.
We consider all directors nominated by SoftBank, except our President and Chief Executive Officer (CEO), to be “SoftBank Designees.” SoftBank Designees who are not independent are known as “SoftBank Affiliate Directors.” In accordance with our bylaws, our board currently consists of our President and CEO (Michel Combes), five independent SoftBank Designees (Patrick Doyle, Gordon Bethune, Julius Genachowski, Stephen Kappes, and Sara Martinez Tucker), and four SoftBank Affiliate Directors (Masayoshi Son, Ronald Fisher, Marcelo Claure and Adm. Michael Mullen). If at any time SoftBank owns less than 50% of our outstanding voting power for ninety consecutive days, the board shall include a number of “SoftBank Designees” that is proportional to SoftBank’s voting interest, rounded up to the nearest whole number.
The following people were serving as our directors as of the date of this Form 10-K/A. Each of our directors was elected to serve until their successors have been elected. There is no familial relationship between any of our executive officers and directors.

GORDON BETHUNE, 78, Sprint director since 2004; retired Chairman and Chief Executive Officer of Continental Airlines, Inc.
Public Company Board Directorships: Park Hotels & Resorts Inc.
Former Public Company Directorships Held During the Past Five Years: Honeywell International Inc. and Prudential Financial, Inc.
Biography: Mr. Bethune served as Chief Executive Officer of Continental Airlines from 1994 until December 30, 2004 and as Chairman from 1996 until December 30, 2004.
Qualifications: Mr. Bethune has extensive experience serving as a chief executive officer and director of large international corporations, providing our board with the perspective of someone familiar with all facets of an international enterprise. He has extensive experience with developing and implementing strategies and policies for the acquisition and development of employee talent.

MARCELO CLAURE, 48, Sprint director since 2014; Executive Chairman of Sprint
Public Company Board Directorships: SoftBank Group Corp.
Biography: Mr. Claure was named our Executive Chairman, effective May 31, 2018, and has served on the Sprint board of directors since January 2014. Previously, Mr. Claure served as our President and Chief Executive Officer, serving as President from August 2014 until January 2018 and as Chief Executive Officer from August 2014 until May 2018. Mr. Claure currently serves as Chief

Operating Officer of SoftBank Group Corp. and as Chief Executive Officer of SoftBank Group International. In addition, Mr. Claure has served as a director of SoftBank Group Corp. since June 2017 and currently serves as a director of Arm Limited and as Chairman of Brightstar, each a subsidiary of SoftBank Group Corp. Prior to joining Sprint, he was Chief Executive Officer of Brightstar, a company he founded in 1997 and grew from a small Miami-based distributor of mobile device accessories into a global business with more than $10 billion in gross revenue for the year ended 2013.
Qualifications: As our Executive Chairman, Mr. Claure provides our board with unparalleled insight into our Company’s operations. In addition, his successful tenure serving as Chief Executive Officer for almost four years, and his continued leadership as Executive Chairman, allows Mr. Claure to serve as the board’s advocate in representing the Company on securing regulatory approval of the Company’s contemplated merger with T-Mobile. His experience in the telecommunications industry while making Brightstar one of the largest global distribution, services, and innovation companies in the industry provides a valuable perspective to our board.

MICHEL COMBES, 57, Sprint director since January 2018; President and Chief Executive Officer of Sprint
Public Company Board Directorships: F5 Networks, Inc.
Former Public Company Directorships Held During the Past Five Years: Altice N.V. and Altice USA, Inc.
Biography: Mr. Combes was named our Chief Executive Officer, effective May 31, 2018, and our President, effective January 6, 2018, and has served on the Sprint board of directors since January 2018. Previously, Mr. Combes served as our Chief Financial Officer from January 2018 until May 2018. Mr. Combes has more than 25 years of experience in the telecommunications industry. Prior to joining Sprint, Mr. Combes was CEO and a director of Altice N.V., where he was responsible for telecom, media, and content operations around the world from June 2016 until November 2017. Previously, Mr. Combes served as Chief Operating Officer of Altice N.V. from September 2015 until June 2016, and as CEO and Chairman of Altice SFR Group from September 2015 until November 2017. In addition, Mr. Combes served as a director of Altice USA, Inc. from June 2017 until November 2017. Before joining Altice N.V., Mr. Combes was CEO of Alcatel-Lucent from September 2013 until September 2015. Previously, he served as CEO of Vodafone Europe, Chairman and CEO of TDF Group, and Chief Financial Officer and Senior Executive Vice President of France Telecom. Mr. Combes serves on the board of directors of CTIA -The Wireless Association.
Qualifications: As our President and Chief Executive Officer, Mr. Combes is able to apprise the board of the operational and financial results as they occur and provide insight into the environment in which the Company operates. Mr. Combes’s experience providing leadership through complex merger and acquisition transactions is particularly valuable to the board. His experience in the telecommunications industry in Europe provides a valuable perspective to our board on best practices and alternative solutions.

PATRICK DOYLE, 63, Sprint director since 2016; former Chief Financial Officer of DIRECTV
Public Company Board Directorships: None
Biography: Mr. Doyle served as Chief Financial Officer of DIRECTV from 2007 until DIRECTV’s acquisition by AT&T in 2015, where he was responsible for all internal and external financial affairs within DIRECTV, including accounting, financial planning, treasury, business management, investor relations, audit, and tax. Mr. Doyle joined DIRECTV in 2000 and served in several executive roles before becoming Chief Financial Officer, including as Chief Accounting Officer, Controller, and Treasurer during his tenure at DIRECTV. Previously, he worked at Baker Hughes beginning in 1982 and eventually Hughes Electronics Corporation (the predecessor to DIRECTV) in various tax and corporate development roles. Prior to that, Mr. Doyle worked for four years at the public accounting firm of Deloitte & Touche.
Qualifications: Mr. Doyle’s experience as a senior executive paired with his extensive financial expertise provides our board with valuable insight into the financial and economic issues facing our Company. In addition, Mr. Doyle is able to leverage his understanding of the financial aspects of complex merger transactions, derived while serving as Chief Financial Officer of DIRECTV during its acquisition by AT&T, to provide our board with unique insight.

RONALD FISHER, 71, Vice Chairman of the Board and Sprint director since 2013
Public Company Board Directorships: SoftBank Group Corp.
Biography: Mr. Fisher has over 30 years of experience working with high growth and turnaround technology companies. Mr. Fisher joined SoftBank in 1995, overseeing its U.S. operations and other activities outside of Asia, and was the founder of SoftBank Capital. Prior to joining SoftBank, Mr. Fisher was the Chief Executive Officer of Phoenix Technologies Ltd., the leading developer and marketer of system software products for personal computers, from 1990 to 1995. Mr. Fisher joined Phoenix from Interactive Systems Corporation, a UNIX software company that was purchased by the Eastman Kodak Company in 1988. He served for five years as President of Interactive Systems, initially as Chief Operating Officer and then Chief Executive Officer. Mr. Fisher’s experience prior to Interactive Systems includes senior executive positions at Visicorp, TRW, and ICL (USA). Mr. Fisher currently serves as a director of Arm Limited and previously served as Chairman of Brightstar Global Group Inc., each a subsidiary of SoftBank Group Corp.
Qualifications: Mr. Fisher possesses particular knowledge and experience in technology industries, and with strategic planning and leadership of complex organizations, including at other public companies. In addition, Mr. Fisher’s extensive merger and acquisition experience is particularly essential to our board.

JULIUS GENACHOWSKI, 57, Sprint director since 2015; Managing Director of The Carlyle Group
Public Company Board Directorships: Mastercard, Inc. and Sonos, Inc.
Biography: Mr. Genachowski is a Managing Director at The Carlyle Group, a private investment company, which he joined in 2014. He served as Chairman of the U.S. Federal Communications Commission (“FCC”) from 2009 to 2013. Prior to serving at the FCC, he held senior executive positions at IAC/InterActiveCorp, which owned and operated multiple Internet and media businesses, and he was engaged with several public and private companies in the technology, media and telecommunications sector as a board member, investor or advisor. He has served on the President’s Intelligence Advisory Board and has taught a joint class at Harvard Business and Law Schools. Earlier in his career, he worked in Congress for the Select Committee on the Iran-Contra Affair, for then-Representative Charles Schumer, and he was a law clerk to U.S. Supreme Court Justice David H. Souter.
Qualifications: Mr. Genachowski’s experience as a senior executive and director at Internet, media, technology and other companies involved with digital communications, paired with his experience as former Chairman of the FCC, provides our board with a valuable perspective on the business and regulatory environments in which our Company operates, particularly as it applies to the Company’s contemplated merger with T-Mobile. Mr. Genachowski also adds valuable financial knowledge through experience in private equity and at a large operating company and experience with global matters in both the private sector and government.

STEPHEN R. KAPPES, 67, Sprint director since May 2018; former Deputy Director of the Central Intelligence Agency
Public Company Board Directorships: None
Biography: Mr. Kappes serves on the board of directors as the “Security Director” under the National Security Agreement among Sprint, SoftBank, the Department of Justice (DOJ), the Department of Homeland Security, and the Department of Defense (NSA). Mr. Kappes is a Partner and Chief Operating Officer of Torch Hill Investment Partners, a private equity firm. Previously, Mr. Kappes served as Deputy Director of the Central Intelligence Agency (CIA) from January 2006 until May 2010. During his almost 30 years of service with the CIA, Mr. Kappes served in a variety of leadership positions, including serving as Deputy Director of Operations, Associate Deputy Director of Operations and Associate Deputy Director for Counterintelligence. Before joining the CIA, he was a Captain in the United States Marine Corps. Mr. Kappes has served as a director of two wholly-owned subsidiaries of Sprint since July 2013, including serving on the Government Security Committee. He is also a member of the Board of Directors of the Atlantic Council.

Qualifications: Mr. Kappes’s almost 30 years of service with the CIA, where he served in senior management and leadership positions under two Directors and two Presidential administrations, allows him to provide guidance on national security matters impacting the telecommunications industry. Mr. Kappes also adds valuable financial knowledge through experience in the private sector. In addition to his experience in the public and private sectors, Mr. Kappes is able to leverage his long-standing relationships within the government to effectively lead our Government Security Committee.

ADM. MICHAEL MULLEN, 72, Sprint director since 2013; former 17th Chairman of the Joint Chiefs of Staff
Public Company Board Directorships: None
Former Public Company Directorships Held During the Past Five Years: General Motors Company
Biography: From September 2013 until May 30, 2018, Admiral Mullen served on the board of directors as the “Security Director” under the NSA. On June 1, 2018, Admiral Mullen was appointed to serve as Chairman of the SoftBank Advisory Board, which advises the SoftBank Vision Fund on national security considerations that may arise from certain investments. Admiral Mullen served as the 17th Chairman of the Joint Chiefs of Staff from October 2007 until his retirement in September 2011. Previously, Admiral Mullen served as the 28th Chief of Naval Operations (“CNO”) from July 2005 to 2007. CNO was one of four different four-star assignments Admiral Mullen held, including Commander, U.S. Naval Forces Europe and Commander, Allied Joint Force Command, and the 32nd Vice Chief of Naval Operations. Since 2012, he has served as President of MGM Consulting LLC and is the Charles and Marie Robertson Visiting Professor at the Woodrow Wilson School of Public and International Affairs at Princeton University. He also sits on the Board of the Bloomberg Family Foundation. Admiral Mullen served on the board of directors of General Motors Company from 2013 until June 2019, where he chaired the Risk Committee and was a member of the Audit Committee.
Qualifications: Adm. Mullen brings to our board extensive senior leadership experience gained during his 43-year career in the U.S. military and almost eight years in the private sector. As Chairman of the Joint Chiefs of Staff, the highest ranking officer in the U.S. military, Adm. Mullen led the armed forces during a critical period of transition, overseeing two active war zones. Adm. Mullen’s unique experience leading change in complex organizations, executive development and succession planning, diversity implementation, crisis management, strategic planning, budget policy, risk management, and technical innovation are important to the oversight of Sprint’s business and allows him to make a significant and invaluable contribution to our board.

MASAYOSHI SON, 61, Sprint director since 2013; Chief Executive Officer and Chairman of the Board of SoftBank Group Corp.
Public Company Board Directorships: SoftBank Group Corp., SoftBank Corp., Alibaba Group Holding Limited and Yahoo Japan Corporation
Biography: Mr. Son founded SoftBank Corp. (now SoftBank Group Corp.) in September 1981 and has been its Chairman and Chief Executive Officer since February 1986. Mr. Son serves in various capacities within SoftBank's portfolio of companies, including SoftBank Corp. (Japanese Telecommunication Operator) as its Chairman since 2015 and served as its Chairman and Chief Executive Officer from 2006 to 2015. In addition, Mr. Son sits on the board of directors of Yahoo! Japan Corporation, which was established as a joint venture between SoftBank and Yahoo! Inc., and served as its Chairman from 1996 until 2015. Mr. Son has also served as Honorary Chairman of the Broadband Association in Japan.
Qualifications: Mr. Son's vast experience in the telecommunications industry, including his successes in Japan disrupting telecom duopolies, is valuable to Sprint. Mr. Son provides expertise, leadership, and strategic direction to the Sprint board.

SARA MARTINEZ TUCKER, 64, Sprint director since 2013; former President and Chief Executive Officer of the National Math and Science Initiative
Public Company Board Directorships: American Electric Power Co., Inc., and Service Corporation International
Former Public Company Directorships Held During the Past Five Years: Xerox Corp.

Biography: Ms. Tucker served as Chief Executive Officer and President at National Math and Science Initiative, Inc. from March 2013 until February 2015. Ms. Tucker served as the Under Secretary of the U.S. Department of Education from 2006 to December 2008. Her responsibilities included overseeing policies, programs and activities related to postsecondary education, vocational and adult education, and federal student aid. Ms. Tucker served as the Chief Executive Officer and President of the Hispanic Scholarship Fund from 1997 to 2006. Previously, she worked for 16 years at AT&T and served as Regional Vice President of its Global Business Communications Systems. She has been a Trustee of the University of Notre Dame since June 2009 and in 2018 was elected as a director of both Nationwide Mutual Insurance Company and Service Corporation International. Ms. Tucker was a member of the University of Texas System Board of Regents from May 2015 to April 2019.
Qualifications: Ms. Tucker brings expertise relevant to a large telecommunications company, including her business experience and executive leadership expertise. These skills are the result of her education, experience in the telecommunications industry, service at the U.S. Department of Education, leadership positions at the Hispanic Scholarship Fund, and her service on other public company boards and committees. Further, Ms. Tucker has recent experience in evaluating corporate merger and acquisition options through her public company board service in companies that are active in making acquisitions.
Executive Officers
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
All of our directors and employees (including all senior financial officers and executive officers) are required to comply with the Sprint Code of Conduct. In support of the Code of Conduct, we provide employees with a number of avenues for reporting potential ethics violations or similar concerns or to seek guidance on ethics matters, including a 24/7 telephone helpline. The Audit Committee has established procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls, or auditing matters, including the confidential, anonymous submission by our employees of any concerns regarding questionable financial and non-financial matters to the Ethics Helpline at 1-800-788-7844, by mail to the Nominating and Corporate Governance Committee, c/o Sprint Corporation, 6200 Sprint Parkway, Overland Park, KS 66251, or by email to ethicshelpline@sprint.com. Our Chief Ethics Officer reports regularly on our ethics and compliance program to the Audit Committee and the Nominating Committee, as well as annually to the entire board.
Audit Committee
The Board has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee assists the Board in fulfilling its oversight responsibilities with respect to the integrity of our financial statements and related disclosures, as well as related accounting and financial reporting processes; our compliance with legal and regulatory requirements; our independent registered public accounting firm’s qualifications, independence, audit and review scope, and performance; the audit scope and performance of our internal audit function; related party transactions policy and procedures, including the review and approval of related party transactions; the audit committee report to be included in our annual proxy statement; and our enterprise risk management program. The charter of the Audit Committee is available on the Corporate Governance page of the Investors section of our website at http://investors.sprint.com/corporate-governance/default.aspx, or by requesting a copy, in print, without charge by contacting our Corporate Secretary, c/o Sprint Corporation, 6200 Sprint Parkway, Overland Park, KS 66251. As of the date of this Form 10-K/A, the Audit Committee is comprised of Messrs. Doyle (Chairman) and Genachowski, and Ms. Tucker, each of whom are independent under the listing standards of NYSE. Mr. Doyle and Ms. Tucker are each an “audit committee financial expert” as defined by SEC rules. Each of Ms. Tucker and Messrs. Doyle and Genachowski is financially literate and able to devote sufficient time to serving on the Audit Committee.

Item 11.        Executive Compensation

Compensation Discussion and Analysis
This compensation discussion and analysis describes the compensation program for our named executive officers for the fiscal year ended March 31, 2019 (fiscal year 2018), which named executive officers were as follows:

•	Marcelo Claure: Executive Chairman; former Chief Executive Officer (CEO). Mr. Claure served as our CEO until his appointment as our Executive Chairman, effective as of May 31, 2018.

•	Michel Combes: President and CEO; former Chief Financial Officer (CFO). Mr. Combes served as our CFO until his appointment as our CEO, effective as of May 31, 2018.

•	Andrew Davies: CFO. Mr. Davies was appointed as our CFO, effective as of July 2, 2018.

•	Nestor Cano: Chief Operating Officer (COO).

•	Jorge Gracia: Chief Legal Officer (CLO).

•	John Saw: Chief Technology Officer (CTO).

•	Kevin Crull: former Chief Strategy Officer (CSO). Mr. Crull’s employment with us ended on December 31, 2018.
Compensation Overview
Philosophy and Objectives of Our Executive Compensation Program

✓	Attract and retain qualified and experienced executives by providing base salaries, target incentives, and benefits that are market competitive;

✓
Hold executives accountable for their performance by requiring that a substantial portion of total compensation is earned over a multi-year period and subject to forfeiture to the extent that vesting requirements and performance objectives are not met;

✓
Pay for performance by tying a substantial portion of our executives’ compensation opportunities directly to, and rewarding them for, our performance through short- and long-term incentive compensation plans that include performance objectives most critical to driving our continued financial and operational improvement and long-term stockholder value; and

✓
Structure our compensation programs to align executive interests with those of our stockholders, mitigate the possibility that our executives undertake excessively risky business strategies, and adhere to corporate governance best practices.

Components of Our Executive Compensation Program
The major components of our executive compensation program for fiscal year 2018 were:

•	Base salary;

•	Short-term incentives under our short-term incentive compensation plan (STIC plan); and

•	Long-term incentives under our long-term incentive compensation plan (LTIC plan).

Other components of our executive compensation program for fiscal year 2018 include the following benefits:

•	Change in control and severance benefits under employment agreements with certain of our named executive officers and our Change in Control Severance Plan;

•	Perquisites and other benefits;

•	Retirement benefits under our 401(k) plan; and

•	Employee health and welfare benefits and programs.
Fiscal Year 2018 Performance
We delivered on our plan for fiscal year 2018, including meeting all of our financial guidance, and continued to demonstrate our commitment to repositioning Sprint in the wireless industry by executing on certain imperatives in fiscal year 2018, including:

✓
Executing our strategy of growing revenue per customer with additional devices and value-added services, including by producing wireless service revenue of $22.5 billion in fiscal year 2018 (excluding the impact of the new revenue recognition standard), stabilizing wireless service revenue year-over-year (excluding the impact of the new revenue recognition standard), and achieving continued growth in postpaid net additions by producing 710,000 postpaid net additions in fiscal year 2018, an improvement of 286,000 year-over-year that was driven by growth in data devices;

✓
Improving our network quality and making continued progress on executing our Next-Gen Network plan, including currently having: (1) 2.5 GHz spectrum deployed on approximately 82% of our macro sites, (2) 31,600 outdoor small cells deployed, including both mini macros and strand mounts, and (3) approximately 2,243 Massive MIMO radios, while also continuing to progress towards building our mobile 5G network in select cities in the United States;

✓
Achieving our gross and net cost reduction targets in fiscal year 2018 and continuing to progress on our multi-year plan to improve our cost structure, as we delivered approximately $1.2 billion (excluding the impact of the new revenue recognition standard and certain merger-related costs) of combined year-over-year gross reductions in cost of services and selling, general and administrative expenses and approximately $330 million of net reductions after reinvestments in network and other operational initiatives; and

✓
Improving our customer experience and offering an exceptional value proposition, including by executing on our strategy to leverage our digital capabilities to transform the way we engage with customers, which resulted in postpaid gross additions in digital channels increasing approximately 60% year-over-year for fiscal year 2018.

The compensation decisions in the last fiscal year were made to continue to help achieve these goals, and fiscal year 2018 was a year marked by significant progress towards our goals.
Key Fiscal Year 2018 Compensation Decisions
Base Salary
Base salary is designed primarily to attract and retain employees. Our named executive officers’ salaries are based on a number of factors, including the nature, responsibilities and reporting relationships of the positions that they hold, individual performance of the executive, salary levels for incumbents in comparable positions at peer companies as well as other executives within our organization, and experience and tenure of the executive. None of our named executive officers received a salary increase in fiscal year 2018. In connection with his appointment as our Executive Chairman, effective as of May 31, 2018, Mr. Claure’s base salary was reduced to $1,000,000 pursuant to the terms of his amended and restated employment agreement. Changes to Mr. Claure’s performance-based compensation in connection with such appointment are outlined below (see “- Employment Agreements and Other Decisions”).
2018 STIC Plan
Our STIC plan is our annual cash incentive plan, which is intended to help ensure that annual incentives are tied to the successful achievement of critical operating and financial objectives that are the leading drivers of sustainable increases in stockholder value. Participants generally had to be employed on March 31, 2019 in order to earn STIC plan awards for the fiscal year 2018 performance period. A prorated payout was available for employees who were terminated during the year as the result of death, disability, retirement, or involuntary termination without cause. Under the STIC plan, our named executive officers are eligible to receive a target incentive opportunity, expressed as a percentage of base salary. Mr. Davies’s fiscal year 2018 target incentive opportunity was determined using market analytics, and the target opportunities (expressed as a percentage of base salary) for our other named executive officers did not change year-over-year. The target opportunities for the named executive officers for fiscal year 2018 are set forth in the table below.

Named Executive Officer	FY 2018 STIC Plan Target Opportunity (% of Base Salary)	FY 2018 STIC Plan Target Opportunity ($)
Claure	200	3,000,000(1)
Combes	200	3,000,000
Davies	100	750,000(2)
Cano	100	1,300,000
Gracia	100	725,000
Saw	100	700,000
Former Executive Officer
Crull	100	800,000(3)
______________

(1)
Mr. Claure’s actual fiscal year 2018 STIC plan target opportunity was $493,151, reflecting a proration of his target opportunity for the number of days he served as CEO in fiscal year 2018. Mr. Claure served as our CEO until his appointment as our Executive Chairman, effective as of May 31, 2018, at which time he was no longer eligible to participate in the STIC plan pursuant to the terms of his amended and restated employment agreement. For more information, see “- Employment Agreements and Other Decisions.”

(2)	Mr. Davies’s actual fiscal year 2018 STIC plan target opportunity was $560,959, reflecting a proration of his target opportunity in light of his start date of July 2, 2018.

(3)	Mr. Crull’s actual fiscal year 2018 STIC plan target opportunity was $602,740, reflecting a proration of his target opportunity for the number of days he was employed during fiscal year 2018.
To further our goal of tying a significant portion of each named executive officer’s total annual compensation to our business performance, the STIC plan provided on an objective-by-objective basis for a payment equal to the named executive officer’s targeted opportunity (set at a percentage of his base salary) only if our actual results met targeted performance levels. If our actual performance exceeded the targeted objectives, named executive officers were eligible for a payout in excess of their respective targeted opportunities (but capped at 200% of the target). Similarly, if our actual performance was below the target objectives but exceeded the minimum threshold levels, named executive officers were eligible for a payout below their respective targeted opportunities. If the minimum aggregate threshold level of performance was not attained, no payments would be earned under the STIC plan. To ensure that the results under the formulaic STIC plan metrics fully reflected the Company’s overall performance for the year, the Compensation Committee retained discretion to adjust payouts at year-end.
The metrics and weightings set by the Compensation Committee for the Corporate 2018 STIC plan, which were generally consistent with those set for the Corporate 2017 STIC plan except that a larger weighting was attributed to the postpaid handset deactivations metric in light of the Company’s focus on retaining existing subscribers in fiscal year 2018, were as follows:

•
Service Revenue Less Operating Expense Less Handset Deprecation (45.0%) - Service revenue is adjusted to subtract operating expenses and depreciation expenses due to leasing of mobile device to customers;

•	Postpaid Handset Gross Additions (15.0%) - a measure of our new handset subscribers;

•	Postpaid Handset Deactivations (20.0%) - a measure of handset subscriber deactivations;

•	Prepaid Net Additions (10.0%) - a measure of our new prepaid subscribers, net of deactivations; and

•	Improvement in Sprint Promoter Score (10.0%) - a measure of customers’ perception of Sprint.

In determining the amount earned under the STIC plan, each named executive officer’s achievement was measured against Corporate objectives except for Mr. Saw, whose objective was allocated 40% to Corporate objectives and 60% to Network objectives.

The Compensation Committee reviewed with management the degree to which each senior officer met certain specific individual performance objectives as well as qualitative assessments of each officer’s performance. The Compensation Committee elected to make the following individual performance adjustments with respect to our named executive officers’ 2018 incentive awards: (1) the individual performance factor for each of Mr. Claure (135%), Mr. Davies (120%), Mr. Cano (120%), Mr. Gracia (110%), and Mr. Saw (120%) was increased; (2) the individual performance factor for Mr. Combes was set at 0%; and (3) Mr. Crull’s individual performance factor defaulted to 75% as a result of his termination pursuant to the design of the 2018 STIC plan.
Actual results based on the objectives and targets set for the Corporate 2018 STIC plan are outlined in the table below and resulted in an initial payout level of 130.95% of target opportunity:

Objective	Fiscal Year 2018 Minimum Threshold	Fiscal Year 2018 Target	Fiscal Year 2018 Maximum	Actual Results	Earn-out Percentage
Service Revenue Less Operating Expense Less Handset Depreciation	$6,474,000,000	$7,074,000,000	$7,625,000,000	$7,717,000,000	200%
Postpaid Handset Gross Additions	5,550,000	5,947,000	6,400,000	4,947,000	0%
Postpaid Handset Deactivations	5,898,000	5,761,000	5,504,000	5,527,000	186.01%
Prepaid Net Additions	327,000	777,000	1,077,000	175,000	0%
Improvement in Sprint Promoter Score (1)	1	7	11	2	37.51%
Corporate Payout Percentage					130.95%

(1)    Based on customer surveys in which customers are asked how likely they are to recommend Sprint.
Mr. Saw earned a portion of his 2018 STIC plan payment in accordance with the Corporate objectives, which resulted in a payout of 130.95% as described in the table above, as well as Network objectives, which resulted in a payout of 108.50%, for a total earn-out percentage of 117.48%.
Mr. Combes did not receive a 2018 STIC plan payment because his individual performance factor was set at 0%. The other named executive officers received 2018 STIC plan payments as follows:

Named Executive Officer	FY 2018 STIC Plan Target Opportunity ($)	Aggregate Payout Percentage (%)	FY 2018 STIC Plan Payout ($)
Claure(1)	3,000,000	130.95	871,804
Davies(2)(3)	750,000	130.95	881,491
Cano(3)	1,300,000	130.95	2,042,820
Gracia(3)	725,000	130.95	1,044,326
Saw(3)	700,000	117.48	986,832
Former Executive Officer
Crull(4)	800,000	130.95	591,966

(1)
Mr. Claure’s actual fiscal year 2018 STIC plan target opportunity was $493,151, reflecting a proration of his target opportunity for the number of days he served as CEO in fiscal year 2018. Mr. Claure served as our CEO until his appointment as our Executive Chairman, effective as of May 31, 2018, at which time he was no longer eligible to participate in the STIC plan pursuant to the terms of his amended and restated employment agreement. As previously discussed, Mr. Claure’s individual performance factor was increased to 135%.

(2)	Mr. Davies’s actual fiscal year 2018 STIC plan target opportunity was $560,959, reflecting a proration of his target opportunity in light of Mr. Davies’s start date of July 2, 2018.

(3)	As previously discussed, the individual performance factor for each of Messrs. Davies, Cano and Saw was increased to 120%, and the individual performance factor for Mr. Gracia was increased to 110%.

(4)
Mr. Crull’s actual fiscal year 2018 STIC plan target opportunity was $602,740, reflecting a proration of his target opportunity for the number of days he was employed during fiscal year 2018. Pursuant to the 2018 STIC plan design, Mr. Crull’s individual performance factor defaulted to 75%.

LTIC Plan
Our LTIC plan is designed to encourage retention, link payment of performance-based awards to achievement of financial and operational objectives critical to our long-term success, and create a commonality of interests between our executives and our stockholders. By dovetailing with the STIC plan, our LTIC plan is also intended to create balance between short-term, or annual, performance goals and longer-term objectives that are critical to growing and sustaining stockholder value. Under the 2018 LTIC plan, each of our named executive officers (other than Mr. Claure) is eligible to earn equity-based awards subject to performance-based and/or service-based vesting conditions. In addition, as described in our 2016 proxy statement, the special TIA award (as defined below) granted to Mr. Claure in the fiscal year ended March 31, 2016 served as a three-year award. Accordingly, Mr. Claure did not receive an equity award in fiscal years 2016, 2017 and 2018, and Mr. Claure is not entitled to LTIC awards going forward in his capacity as our Executive Chairman based on the terms of his amended and restated employment agreement. See “- Employment Agreements and Other Decisions” for more information regarding Mr. Claure’s amended and restated employment agreement.
2018 LTIC Plan. The participating named executive officers’ fiscal year 2018 LTIC plan awards were granted under our Amended and Restated 2015 Omnibus Incentive Plan in the form of time-based restricted stock units (RSUs) and performance-based RSUs (pRSUs) to emphasize the imperative of achieving long-term growth and alignment with stockholder interests. For fiscal year 2018, the Compensation Committee did not grant stock options as part of the LTIC Plan. Accordingly, allocations of the two types of awards granted under our 2018 LTIC plan are as follows:

Type of Award	Percent of 2018 LTIC Plan Opportunity	Vesting

Time-based RSUs	50%	Generally vest ratably on each of May 23, 2019, 2020 and 2021
Performance-based RSUs	50%
Generally vest on May 23, 2021, with earn-out allocated to a single three-year performance period (April 1, 2018 through March 31, 2021) subject to achievement of certain performance-based vesting conditions

For fiscal year 2018, each of our named executive officers (except for Mr. Claure, who was not eligible to receive an LTIC plan award for fiscal year 2018 as described above) was granted a target opportunity under the 2018 LTIC plan, as follows:

Named Executive Officer	2018 LTIC Plan Target Opportunity ($)
Claure	—
Combes	5,000,000
Davies	1,500,000(1)
Cano	1,625,000
Gracia	1,450,000
Saw	1,260,000
Former Executive Officer
Crull	2,000,000

(1)	Pursuant to his employment offer letter, Mr. Davies’s fiscal year 2018 LTIC plan target opportunity was set at $1,500,000 for fiscal year 2018.
The Compensation Committee typically grants equity awards under the LTIC plan in May, following a review of an assessment of the factors critical to driving long-term stockholder value. Grants of awards under the 2018 LTIC plan were made in May 2018 (July 2018 for Mr. Davies), with earn-outs of pRSUs granted under the 2018 LTIC plan for the three-year performance period from April 1, 2018 through March 31, 2021 noted below.
Performance-Based RSUs. Similar to our STIC plan, the pRSUs granted under our LTIC plan provided for a payment equal to the named executive officer’s targeted opportunity for such awards (set at a percentage of his total LTIC plan opportunity) only if our actual results meet the targets for each completed performance period. An earn-out of pRSUs in excess of a named executive officer’s targeted opportunity may be made if our actual performance exceeds the targeted objectives (but capped at 200% of the target), an earn-out below targeted opportunity may be made if our actual performance is below the target objectives but exceeds the minimum threshold level, and no earn-out would be made if our actual performance does not exceed the minimum threshold level. Earn-outs achieved under the LTIC plan are subject to the Compensation Committee’s negative discretion.
Grants of pRSUs under our 2018 LTIC plan were allocated to one single three-year performance period (April 1, 2018 through March 31, 2021) and in general will vest, if at all, on May 23, 2021 based on the achievement of the performance-based vesting conditions described below. Accordingly, given the focus on profitability growth, cash flow and subscriber growth for the three-year performance period, the Compensation Committee adopted objectives for the pRSUs for the three-year performance period that were weighted among EBIT Compound Annual Growth, Adjusted Free Cash Flow and End of Period (EOP) Market Share:

•
EBIT Compound Annual Growth Rate (34%) - the three-year average EBIT annual growth rate for the performance period ending March 31, 2021, calculated as further described below. For this purpose, EBIT is defined as earnings before interest and taxes adjusted for certain network specific impacts.

•
Adjusted Free Cash Flow (33%) - the aggregate Adjusted Free Cash Flow generated over the three-year performance period ending March 31, 2021. For this purpose, Adjusted Free Cash Flow is defined as Adjusted EBITDA for financial reporting purposes, less cash handset inventory spend (net).

•
EOP Market Share (33%) - the Company’s postpaid handset subscribers at the end of the three-year performance period relative to its peers, calculated by taking the Company’s postpaid handset ending subscribers divided by the aggregate postpaid handset ending subscribers of the Company, Verizon Communications Inc., AT&T, Inc., and T-Mobile, in each case as of March 31, 2021.

With respect to the EBIT Compound Annual Growth Rate metric, the threshold, target and maximum EBIT growth percentage goals for each year of the three-year performance period were established at the beginning of the three-year performance period. For each year of the three-year performance period, the base-year number over which the annual EBIT growth rate performance is measured is the final actual EBIT of the preceding fiscal year. At the end of the three-year performance period ending March 31, 2021, the calculated payout percentages from each of the three years’ performance results are averaged to determine the actual share delivery.
2017 LTIC Plan. Based on feedback we received in early 2017 from certain of our largest stockholders (other than SoftBank, which already has representation on our board), our Compensation Committee made changes in the design of our LTIC plan to establish pRSU objectives covering a single three-year performance period rather than our prior practice of setting three individual one-year performance periods. This change was designed to further focus our executives on achieving longer-term objectives to drive long-term stockholder returns. Accordingly, grants of pRSUs under our 2017 LTIC plan were allocated to one single three-year performance period (April 1, 2017 through March 31, 2020) and in general will vest, if at all, on May 24, 2020 based on the achievement of certain performance-based vesting conditions described below.
Under the 2017 LTIC Plan, the Compensation Committee adopted objectives for the pRSUs for the three-year performance period ending March 31, 2020 that were weighted among EBIT Compound Annual Growth (34%), Adjusted Free Cash Flow (33%) and EOP Market Share (33%). The weighting and objectives for the 2017 LTIC Plan were generally consistent with those established for the 2018 LTIC plan as discussed above, except that, for purposes of the 2017 LTIC Plan, Adjusted Free Cash Flow was defined as Adjusted EBITDA for financial reporting purposes, less interest expense and cash capital expenditures.
2016 LTIC Plan. Prior to implementing the 2017 LTIC plan in fiscal year 2017, our practice was to establish pRSU objectives covering three individual one-year performance periods. Accordingly, grants of pRSUs under our 2016 LTIC plan were allocated to each of three separate fiscal year performance periods. The objectives established for the third annual performance period of the 2016 LTIC plan, covering our 2018 fiscal year, were generally consistent with the objectives established for the 2018 LTIC plan as discussed above, albeit modified to account for the differing performance periods of the 2016 LTIC plan as noted above:

Objective	Fiscal 2018 Minimum Threshold	Fiscal 2018 Target Goal	Fiscal 2018 Maximum Goal	Actual Results	Earn-Out Percentage
FY 2018 EBIT	$1,754,000,000	$1,904,000,000	$2,454,000,000	$2,113,000,000	123.25%
FY 2018 Adjusted Free Cash Flow	$6,474,000,000	$7,074,000,000	$7,625,000,000	$7,690,000,000	200.0%
EOP Market Share (as of March 31, 2019)	12.02%	12.27%	12.58%	12.15%	83.18%
Achievement					135.35%

Accordingly, for the fiscal year 2018 performance period under the 2016 LTIC plan, cumulative results were as follows, with the earned pRSUs generally vesting on May 13, 2019: 9,343; 60,832; 52,467; and 64,544 for Messrs. Cano, Gracia, Saw and Crull, respectively. Mr. Claure did not participate in the 2016 LTIC plan for the reasons discussed above and Messrs. Combes and Davies did not participate in the 2016 LTIC plan because they were hired in January 2018 and July 2018, respectively.

Turnaround Incentive Awards

In prior fiscal years, Sprint granted special performance-based equity awards that can be earned only based on performance of the price of Sprint stock (referred to as the “Turnaround Incentive Award” or “TIA award”) to certain of its employees, including certain executive officers. In fiscal year 2015, Sprint granted TIA awards to Messrs. Claure, Gracia, Saw and Crull. In fiscal years 2016 and 2017, Sprint granted TIA awards to Messrs. Cano and Combes, respectively, in connection with their arrivals at Sprint. Mr. Davies was not granted a TIA award upon his appointment as CFO, but was granted a cash bonus award in May 2019 in the amount of $1,125,000 in recognition of his contributions to the Company and the fact that he was not offered a TIA award upon his appointment as CFO. Mr. Davies’s cash bonus award is payable upon closing of the Company’s contemplated merger with T-Mobile.
The TIA awards, granted in the form of performance-based RSUs, can be earned based on the achievement of specified volume-weighted average prices of our common stock during regular trading on the NYSE over any 150-calendar day period (VWAP Prices) during the performance periods specified in the tables below. The Compensation Committee determined to grant the TIA awards in order to recruit and retain executive officers and focus the leadership team on a common set of objectives. In addition, all of Sprint’s non-executive employees received TIA awards in fiscal year 2016 or, in the case of non-executive employees hired after

September 21, 2016 and employed as of March 31, 2017, a TIA award was granted in fiscal year 2017, to create a cohesive performance incentive among our employees and our executives.
Payouts for the TIA awards granted to the following named executive officers in fiscal years 2015 and 2016 are determined as follows:

Named Executive Officer	Performance Period	Target Number of Shares Under TIA Awards	Highest 150-Day VWAP Price During Performance Period	Percentage of Earned TIA Awards
Claure	6/1/2015 - 5/31/2019	10,000,000	Less than $7.00	0%
Cano	2/2/2017 - 5/31/2019	1,750,000	$7.00	25%
Gracia	1/2/2016 - 5/31/2019	312,500	$7.50	50%
Saw	6/1/2015 - 5/31/2019	625,000	$8.00	100%
Former Executive Officer			Greater than or equal to $10.00	120%
Crull	6/1/2015 - 5/31/2019	2,500,000
Payouts for the TIA award granted to Mr. Combes in fiscal year 2017 are determined as follows:

Named Executive Officer	Performance Period	Target Number of Shares Under TIA Award	Highest 150-Day VWAP Price During Performance Period	Percentage of Earned TIA Awards
Combes	1/30/2018 - 5/31/2021	3,000,000	Less than $8.00	0%
			$8.00	100%
			Greater than or equal to $10.00	120%
The TIA awards granted to our named executive officers, except for those granted to Mr. Combes, were earned at a 100% level because we achieved the applicable VWAP Price target of $8.00 during the applicable performance period ending May 31, 2019, but remain subject to certain vesting requirements based on the schedule set forth below.

Named Executive Officer	Vesting Schedule
Claure	50% on August 7, 2019 and 50% on August 7, 2020
Combes	100% on May 31, 2022
Cano	50% on February 1, 2020 and 50% on February 1, 2021
Gracia	50% on February 3, 2020 and 50% on February 3, 2021
Saw	50% on August 28, 2019 and 50% on August 28, 2020
Former Executive Officer
Crull	50% on May 31, 2019 and 50% on May 31, 2020(1)
(1) In connection with his termination of employment, Mr. Crull is eligible to receive a pro-rata number, based on his termination date of December 31, 2018, of earned shares on his regularly scheduled vesting dates.
Other Components of Executive Compensation
Our named executive officers’ total rewards opportunities consisted of a number of other elements important to our compensation philosophy for fiscal year 2018 of attracting, retaining, and motivating our named executive officers.

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

Retirement Program. Our retirement program consists of the Sprint Corporation 401(k) Plan, which provides participants with a fixed matching contribution on up to 100% of the first 3% of eligible compensation, to help build financial security for their future. The amount of any matching contributions made to participating named executive officers is included in the “All Other Compensation” column of the Fiscal Year 2018 Summary Compensation Table below.

Deferred Compensation. Certain employees, including our named executive officers, are offered the opportunity to participate in the Sprint Corporation Deferred Compensation Plan, a nonqualified and unfunded plan, under which employees may defer to future years the receipt of certain compensation in addition to that eligible under the 401(k) plan. Participants may elect to defer up to 50% of base salary and up to 75% of STIC plan payments. We believe this plan helps attract and retain executives by providing them with another tax efficient method to plan for retirement. In addition, executive officer participation in this plan might be able to enable a tax deduction by us for post-termination compensation. None of our named executive officers except Mr. Cano deferred compensation under this plan during fiscal year 2018. Mr. Saw also participates in the plan.

Personal Benefits and Perquisites. The personal benefits and perquisites that we provide to our named executive officers are intended to promote executive retention and to allow our executives to maximize their focus on Sprint. In accordance with the Company’s relocation policy applicable to senior executives, the Company provided relocation benefits to executives in connection with the hiring of such executives from various locations. These benefits are summarized in footnote four to the Fiscal Year 2018 Summary Compensation Table below. Pursuant to his amended and restated employment agreement, Mr. Claure is permitted unlimited personal usage of our corporate aircraft because the overall security program implemented for Mr. Claure, as further discussed below, substantially restricts him from flying commercially. Mr. Claure is also permitted to have his family or guests accompany him on the corporate aircraft for business and personal travel.

Security Program. To promote the safety of certain of our executive officers while not at our offices, we commissioned a security study in 2017 and again in 2018. As a result of these studies, and because of the high visibility of the Company, the Compensation Committee has authorized a security program for Mr. Claure to address safety concerns due to specific threats to his safety arising directly as a result of his position with the Company. We require that the executive accept such personal security protection because we believe it is in the best interests of the Company and its stockholders that the executive not be vulnerable to security threats to the executive or members of his family. We also believe that the costs of this overall security program are appropriate and necessary. Although we do not consider Mr. Claure’s overall security program to be a perquisite for his benefit for the reasons described above, the costs related to personal security for Mr. Claure at his residence and during personal travel are reported in the “All Other Compensation” column of the Fiscal Year 2018 Summary Compensation Table. The Compensation Committee periodically reviews the amount and nature of executive officers’ security expenses.

Severance Benefits. Pursuant to their employment agreements, certain of our named executive officers are entitled to certain severance benefits upon a qualifying termination of employment that is not in connection with a change in control. We provide these benefits because they are market competitive and assist us in attracting key executives. Pursuant to the terms of his amended and restated employment agreement, Mr. Claure is not entitled to severance benefits upon his termination as Executive Chairman. Pursuant to the terms of his employment offer letter, Mr. Davies will generally not be eligible to receive severance compensation and other benefits upon termination of his employment for any reason, except for certain equity acceleration. For more information, please see “Fiscal Year 2018 Potential Payments upon Termination of Employment or Change in Control.”

Change in Control. If a transaction that could result in a change in control were under consideration, such as the contemplated merger with T-Mobile, we expect that our named executive officers would face uncertainties about how the transaction may affect their continued employment with us. We believe it is in our stockholders’ best interest if our named executive officers remain employed and focused on our business through any transition period following a change in control and remain independent and objective when considering possible transactions that may be in stockholders’ best interests but possibly result in the termination of their employment. Our change in control benefits accomplish this goal by providing each eligible named executive officer, with the exception of Messrs. Claure and Davies, with a meaningful severance benefit in the event that a change in control occurs and, within a specified time period of the change in control, his employment is involuntarily terminated without “cause” or voluntarily terminated for “good reason.” With respect to Mr. Davies, the cash bonus award that was granted to Mr. Davies in May 2019 is payable upon closing of the Company’s contemplated merger with T-Mobile (see “- Employment Agreements and Other Decisions” for more information).
The Sprint Corporation Change in Control Severance Plan, which we refer to as the CIC Plan, provides severance benefits to a select group of senior executives, including certain of our named executive officers, in the event of a qualified termination of employment in connection with a transaction that results in a change in control. Any of these benefits payable would be reduced to the extent of any severance benefit otherwise available under any other applicable policy, program, agreement, or plan so that there would be no duplication of benefits. We believe that the benefits upon termination in connection with a change in control to which our named executive officers are entitled, as described in “Fiscal Year 2018 Potential Payments upon Termination of Employment or Change in Control,” are likewise competitive within our peer group. Again, Messrs. Claure and Davies will generally not be eligible to receive severance compensation and other benefits upon termination of their employment for any reason, including in connection with a transaction that results in a change in control, except, in the case of Mr. Davies, for certain equity acceleration.
Employment Agreements and Other Decisions
We have employment agreements (or in the case of Mr. Davies, an employment offer letter) with each of our named executive officers. Discussion of the material terms of our employment agreements with our named executive officers can be found in the tabular and narrative discussion under “Fiscal Year 2018 Potential Payments upon Termination of Employment or Change in Control.”
Mr. Claure’s Appointment as Executive Chairman. Mr. Claure was appointed our Executive Chairman and ceased to serve as our CEO, effective as of May 31, 2018. On July 2, 2018, the Company and Mr. Claure entered into an amended and restated employment agreement, effective as of May 31, 2018. Mr. Claure’s amended and restated employment agreement provides that Mr. Claure will receive an annual base salary of $1,000,000 for serving as Executive Chairman. In addition, Mr. Claure will no longer be eligible to participate in any short-term or long-term incentive compensation plans (including the Company’s STIC and LTIC plans) or any severance plans (including the CIC Plan), except that (1) outstanding awards previously granted under prior plans will continue to vest and be paid pursuant to their terms, and (2) he was eligible to participate in the Company’s 2018 STIC plan and received a prorated target award opportunity based on the number of days that he served as CEO in fiscal year 2018. For more information regarding Mr. Claure’s amended and restated employment agreement, please see “Fiscal Year 2018 Potential Payments upon Termination of Employment or Change in Control.”
Mr. Combes’s Appointment as CEO. Mr. Combes was appointed our CEO, effective as of May 31, 2018. On July 2, 2018, the Company and Mr. Combes entered into an amended and restated employment agreement, effective as of May 31, 2018. In connection with his appointment as CEO, Mr. Combes’s compensation generally remained unchanged. For more information regarding Mr. Combes’s amended and restated employment agreement, please see “Fiscal Year 2018 Potential Payments upon Termination of Employment or Change in Control.”
Bonus in Lieu of Relocation Benefits. In connection with his appointment as our CFO, Mr. Davies received a one-time cash payment of $100,000 as financial assistance for certain housing and travel expenses in lieu of relocation benefits in accordance with the terms of his employment offer letter, which was subject to repayment if his employment with us had terminated under certain circumstances prior to July 2, 2019.
Departure of Mr. Crull. Mr. Crull’s employment with us terminated on December 31, 2018. Pursuant to the terms of his employment agreement, he was entitled to certain severance payments and benefits, as further described in the narrative discussion under “Fiscal Year 2018 Potential Payments upon Termination of Employment or Change in Control.”
Cash Bonus Award Granted to Mr. Davies. Following the end of fiscal year 2018, on May 16, 2019, the Compensation Committee granted a cash bonus award to Mr. Davies in the amount of $1,125,000, or 1.5 times Mr. Davies’s annual base salary, in recognition of his contributions to the Company and the fact that he was not offered a TIA award upon his appointment as CFO. The cash bonus award is payable upon closing of the Company’s contemplated merger with T-Mobile.
Setting Executive Compensation
Role of Compensation Consultant and Executive Officers
The Compensation Committee has retained Frederic W. Cook & Co., Inc. (FW Cook) as its independent compensation consultant. FW Cook provides no services to us other than advisory services for executive and director compensation and has no other relationships with Sprint. FW Cook works with management only at the request and under the direction of the Compensation Committee and only on matters for which the Compensation Committee has oversight responsibility. The Compensation Committee has assessed the independence of FW Cook, as required under NYSE listing rules. The Compensation Committee has also considered and assessed all relevant factors, including those required by the SEC that could give rise to a potential conflict of interest with respect to FW Cook during fiscal year 2018. Based on this review, the Compensation Committee did not identify any conflict of interest raised by the work performed by any advisors to the Compensation Committee.
Representatives of FW Cook attend Compensation Committee meetings at the Compensation Committee’s request and provide guidance to the Compensation Committee on a variety of compensation issues. The primary point of contact at FW Cook frequently communicates with the chair of the Compensation Committee and interacts with all Compensation Committee members without management present.
FW Cook has reviewed the compensation components and levels for our named executive officers and advised the Compensation Committee on the appropriateness of our compensation programs, including our incentive and equity-based compensation plans, retention incentives, and proposed employment agreements, as these matters arose during fiscal year 2018. The Compensation Committee has directed that FW Cook provide this advice taking into account our overall executive compensation philosophy as described above. FW Cook prepares the market comparison data discussed below, reviews the results with the Compensation Committee, and provides recommendations and guidance on the reasonableness of new compensation plans, programs, and arrangements.
In addition to its ongoing support of the Compensation Committee and continuous advice on compensation design, levels, and emerging market practices, FW Cook annually conducts a comprehensive review of our overall executive compensation program, including direct and indirect elements of compensation, to ensure that the program operates in support of our short- and long-term financial and strategic objectives and that it aligns with evolving corporate governance “best practices.”
Our CEO periodically discusses the design of, and makes recommendations with respect to, our compensation programs and the compensation levels of our other named executive officers and certain key personnel with the Compensation Committee. Our CEO does not make recommendations to the Compensation Committee with regard to his own compensation; rather, FW Cook provides the Compensation Committee with an annual report on CEO compensation and a range of alternatives with regard to potential changes.
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
The Compensation Committee uses these tally sheets when considering adjustments to base salaries and awards of equity-based or other remuneration and in establishing incentive plan target opportunity levels as follows:

✓	Comparing each named executive officer’s total compensation against a similar position in our peer group as a market check;

✓	Understanding the impact of decisions on each individual element of compensation on total compensation for each named executive officer; and

✓
Ensuring that equity compensation represents a portion of each named executive officer’s total compensation that is in line with our philosophy of motivating the executives and aligning their interests with those of our stockholders.

Although the Compensation Committee reviews and considers the amounts realizable by our named executive officers under different termination scenarios, including those in connection with a change in control, as well as the current equity-based award holdings, these are not the primary considerations in the assessment and determination of annual compensation for our named executive officers.
Use of Market Comparison Data
To assist in setting total compensation levels that are reasonably competitive, the Compensation Committee annually reviews market trends in executive compensation and a competitive analysis prepared by FW Cook. This information is derived from the most recent proxy statement data of companies in a peer group of telecommunications and high-technology companies and, where limited in its functional position match to our executives, is supplemented with data on our peer group from a published compensation survey prepared by Willis Towers Watson, as tailored for Sprint, of approximately 51 participating industry companies all with revenues exceeding $25 billion. The compensation data, and not the identity of the individual companies participating in the surveys for this database, was generally the most significant factor considered by the Compensation Committee with respect to its fiscal year 2018 executive compensation decisions.
Taking into consideration the recommendations of FW Cook, the Compensation Committee determines companies for our peer group based on similarity of their business model and product offerings as well as comparability from a size perspective, including annual revenue, market capitalization, net income, enterprise value and number of employees. Accordingly, the Compensation Committee approved the use of the following 13 companies for its fiscal year 2018 executive compensation market comparison analysis:
AT&T, Inc.; CenturyLink, Inc.; Cisco Systems, Inc.; Comcast Corporation; DXC Technology Company; Intel Corporation; Motorola Solutions, Inc.; Qualcomm Incorporated; Texas Instruments Incorporated; T-Mobile US, Inc.; Charter Communications, Inc.; Verizon Communications Inc.; and Xerox Corporation.

This peer group did not change from fiscal year 2017. Sprint’s size positioning remains reasonable in relation to this group because Sprint’s revenue is between the median and 75th percentile, which is balanced by Sprint’s market capitalization that is near the 25th percentile. In addition, the group, as a whole, continues to represent a reasonable match to Sprint in business content. The Compensation Committee does not follow a specific formula in making its pay decisions but rather uses market comparison data as a frame of reference. The Compensation Committee does not target a specific percentile in the range of compensation data for each individual or for each component of compensation. The Compensation Committee exercises its judgment by taking into consideration a multitude of other important factors such as experience, individual performance, and internal pay equity in setting target compensation levels, but actual payouts under our variable incentive plans are primarily determined based on formulaic outcomes. The Compensation Committee, however, considers unrealized appreciation in outstanding equity awards when reviewing each executive’s compensation.
Corporate Governance Highlights
We endeavor to maintain stockholder-friendly compensation practices, including with respect to our executive compensation program, which practices include the following:

Stockholder-Friendly Compensation Practices We Embrace	Unfavorable Compensation Practices We Avoid
•    A significant portion of the compensation program provided to our senior executives in fiscal year 2018 is performance-based compensation
•    50% of our long-term incentive program for fiscal year 2018 is delivered in performance-oriented awards (performance-based RSUs) and 50% of our long-term incentive program is delivered in time-based RSUs
•   The peer group we use for market comparisons of compensation levels and practices appropriately reflects our size and industry of operations
•   We provide few entitlements or elements
of non-performance-based compensation
•   We maintain a clawback provision in our incentive compensation programs under which we may recover cash and equity payouts
•   We expect our senior executives to hold significant ownership in Sprint through meaningful stock ownership guidelines
We do not allow short-selling or hedging of the Company’s securities by the Company’s employees and directors

•   Our severance benefits are positioned conservatively relative to market practices, with no benefit in excess of two times base salary plus annual incentive
•   We do not provide excise tax gross-ups
•   We do not employ single-trigger cash severance or equity acceleration
•   We do not reprice underwater stock options without stockholder approval

Stock Ownership Guidelines
We have stock ownership guidelines for our named executive officers and other members of our senior management team. The board believes ownership by executives of a meaningful financial stake in Sprint serves to align executives’ interests with those of our stockholders. Our guidelines encourage our CEO to hold shares of our common stock with a value equal to five times his base salary and encourage the other continuing named executive officers to hold shares of our common stock with a value equal to three times their respective base salaries. Eligible shares and share equivalents counted toward ownership consist of:

•	RSUs, including TIA awards;

•	common stock, including shares purchased through our Employee Stock Purchase Plan;

•	intrinsic value (the excess of the current stock price over a stock option’s exercise price) of vested, in-the-money stock options; and

•	share units held in our 401(k) plan and various deferred compensation plans.
Individuals subject to the stock ownership guidelines have five years beginning on the date on which the person becomes subject to the ownership guidelines to achieve the ownership requirement. All of our continuing named executive officers met the stock ownership guidelines as of March 31, 2019 except for Mr. Davies, who joined the Company in July 2018 and is making progress towards achieving the stock ownership guidelines.
Anti-hedging Policy
Our Securities Law Compliance Policy prohibits our directors and employees from: (1) entering into hedging or monetization transactions or similar arrangements with respect to Sprint securities, (2) buying or selling puts or calls or other derivative securities on Sprint securities, and (3) selling any securities of Sprint “short.”

2018 Stockholder Say-on-Pay Vote
We provide our stockholders with the opportunity to cast an annual advisory vote on named executive officer compensation (a say-on-pay proposal). At our 2017 annual meeting of stockholders, in a non-binding, advisory vote on the frequency of votes on named executive officer compensation, our stockholders voted in favor of an annual vote. Our board considered the outcome of this advisory vote and determined that we will hold future say-on-pay votes on an annual basis. Our board will re-evaluate this determination no later than after the next advisory vote regarding the frequency of future say-on-pay votes, which is required to occur no later than our 2023 annual meeting of stockholders.
At our 2018 annual meeting of stockholders, 99.4% of the votes cast on the say-on-pay proposal were voted in favor of the proposal. The Compensation Committee considered the voting results at discussions among its members during the remainder of its fiscal year 2018 meetings, and the Compensation Committee believes this vote affirms stockholders’ support of Sprint’s approach to executive compensation. As a result of this consideration, we did not change our approach to named executive officer compensation in fiscal year 2018 solely in response to the say-on-pay proposal results. The Compensation Committee expects to continue to consider the outcome of our say-on-pay votes when making future compensation decisions for the named executive officers.
Tax Deductibility of Compensation
Section 162(m) of the IRC, as amended (Section 162(m)), limits to $1 million the amount of remuneration that we may deduct from our taxable income in any tax year with respect to certain executive officers (and, beginning in 2018, certain former executive officers). Section 162(m) was amended by the 2017 Tax Cuts and Jobs Act (TCJA) to generally repeal the rule that had allowed us to deduct from our taxable income without regard to the $1 million limit the full value of all “qualified performance-based compensation.” The new tax law, however, provides a transition rule for qualified performance-based compensation and any other compensation paid under written binding contracts in place on November 2, 2017 and not materially modified after that time (grandfathered awards). Our STIC plan, certain of our LTIC plan awards, and certain TIA awards were designed to potentially qualify as “qualified performance-based compensation” if certain requirements are met, including among other things if the maximum number of stock options or full value share awards and the maximum amount of cash performance-based remuneration that may be payable to any one executive officer has been disclosed to and approved by stockholders prior to the award or payment.
The Compensation Committee has generally considered Section 162(m) deductibility in designing our compensation program and incentive-based compensation plans and generally intends to preserve the deductibility of such compensation to the extent available. Executive compensation tax deductions unquestionably have, however, been limited under the TCJA, and the Compensation Committee makes no assurance that any performance-based compensation, or compensation paid after termination of service, will be fully deductible for federal income tax purposes. Moreover, even if the Compensation Committee intended to grant compensation that qualifies as “qualified performance-based compensation” under the transition rule of Section 162(m) as amended, Sprint cannot guarantee that such compensation will so qualify or ultimately will be deductible.

For the 2018 STIC plan, the Compensation Committee comprised of Messrs. Bethune and Mullen established Section 162(m) objectives for the named executive officers potentially subject to Section 162(m) at a small fraction of a percentage of our adjusted operating income (approximately 1% or less) for the performance cycle. Under the tax laws applicable before 2018 (which still generally apply to any grandfathered awards), the Compensation Committee is precluded from exercising upward discretion to the payout achieved under the Section 162(m) objectives. The Compensation Committee then exercised its negative discretion to make payments under the 2018 STIC plan at levels below the payout achieved under the Section 162(m) objectives for the fiscal year 2018 performance period, as guided by the performance metrics discussed under “Key Fiscal Year 2018 Compensation Decisions-2018 STIC Plan.”
For the three-year performance period under the 2018 LTIC plan and the third annual performance period under the 2016 LTIC plan, the Compensation Committee established a Section 162(m) objective for the pRSUs for the named executive officers potentially subject to Section 162(m) based on cumulative adjusted operating income during the performance cycle. Under the tax laws applicable to any grandfathered awards, the Compensation Committee is precluded from exercising upward discretion to the payout achieved under the Section 162(m) objective. The Compensation Committee then exercised its negative discretion to set the performance adjustment for the third annual performance period under the 2016 LTIC plan at levels below the earn-out achieved under the Section 162(m) objective for the performance period, as guided by the performance metrics discussed under “Key Fiscal Year 2018 Compensation Decisions-LTIC Plan.”

Compensation Committee Report
The Compensation Committee has reviewed and discussed Sprint’s Compensation Discussion and Analysis with management. Based on these reviews and discussions, the Compensation Committee recommended to the board that Sprint’s Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2019.
The Compensation Committee
Gordon Bethune, Chair
Adm. Michael Mullen
Stephen Kappes
Relationship of Compensation Practices to Risk Management
We annually assess whether there are any risks arising from our compensation policies and practices for our employees and factors that may affect the likelihood of excessive risk taking. Based on our annual review, we have concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Fiscal Year 2018 Summary Compensation Table
The table below summarizes the compensation of our named executive officers for fiscal years 2018, 2017, and 2016, as required. As discussed above, the named executive officers for fiscal year 2018 are Marcelo Claure, our Executive Chairman who previously served as our CEO in fiscal year 2018; Michel Combes, our President and CEO who previously served as our CFO in fiscal year 2018; Andrew Davies, our CFO; Nestor Cano, our COO; Jorge Gracia, our CLO; John Saw, our CTO; and Kevin Crull, our former CSO.
As further discussed above, Mr. Claure was appointed as our Executive Chairman and ceased serving as our CEO, and Mr. Combes, our President, was also appointed as our CEO and ceased serving as our CFO, in each case effective as of May 31, 2018.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Marcelo Claure Executive Chairman Former Chief Executive Officer	2018	1,082,192	—	—	—	871,804	1,451,254	3,405,250
	2017	1,500,000	—	—	—	3,603,750	1,280,168	6,383,918
	2016	1,500,000	—	2,796,903	—	2,598,000	578,190	7,473,093
Michel Combes President and Chief Executive Officer	2018	1,500,000	—	4,614,003	—	—	166,144	6,280,147
	2017	349,315	1,298,630	12,629,403	462,815	—	3,760	14,743,923
Andrew Davies Chief Financial Officer	2018	560,959	100,000	1,536,788	—	881,491	8,250	3,087,487
Nestor Cano Chief Operating Officer	2018	1,300,000	—	1,535,035	—	2,042,820	8,250	4,886,105
	2017	1,300,000	—	1,315,942	298,459	1,249,300	47,975	4,211,676
	2016	160,000	300,000	18,332,964	173,908	178,894	24,505	19,170,271
Jorge Gracia Chief Legal Officer	2018	725,000	—	1,569,078	—	1,044,326	8,250	3,346,654
	2017	663,630	—	1,392,824	220,400	797,186	5,900	3,079,940
John Saw Chief Technology Officer	2018	700,000	—	1,361,977	—	986,832	106,265	3,155,074
Former Executive Officer
Kevin Crull Former Chief Strategy Officer	2018	600,000	—	2,230,621	—	591,966	460,125	3,882,712
	2017	800,000	—	2,598,395	367,335	768,800	5,900	4,540,430
	2016	800,000	250,000	1,162,834	762,594	591,749	5,300	3,572,477

_______________

(1)
For Mr. Davies, the reported amount consists of a one-time cash payment of $100,000 as financial assistance for certain housing and travel expenses in lieu of relocation benefits in accordance with the terms of his employment offer letter.

(2)
For fiscal year 2018, the reported amount represents the aggregate value of three types of awards, as applicable, consisting of (a) pRSUs under the 2018 LTIC plan, (b) time-based RSUs under the 2018 LTIC plan, and (c) pRSUs allocable to the fiscal year 2018 performance period under the 2016 LTIC plan, as shown in the following table.

Name	2016 pRSUs ($)	2018 RSUs ($)	2018 pRSUs ($)	Total ($)
Claure	—	—	—	—
Combes	—	2,307,002	2,307,002	4,614,003
Davies	—	768,394	768,394	1,536,788
Cano	35,481	749,777	749,777	1,535,035
Gracia	231,012	669,033	669,033	1,569,078
Saw	199,247	581,365	581,365	1,361,977
Former Executive Officer
Crull	385,022	922,800	922,800	2,230,621

For the 2018 time-based RSU awards, the value represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The time-based RSUs generally vest ratably on each of May 23, 2019, 2020 and 2021.
Amounts for the fiscal year 2018 portion of the pRSUs granted under the 2016 LTIC plan represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The pRSUs granted under the 2016 LTIC plan are reported based on target opportunity (in other words, probable outcome of the performance conditions) and generally vested on May 13, 2019, subject to achievement of the applicable performance conditions. Assuming maximum levels of performance are achieved, the aggregate grant date fair value would be $70,962; $462,024; $398,494; and $770,044 for Messrs. Cano, Gracia, Saw and Crull, respectively, for the 2016 LTIC plan pRSUs. The pRSUs granted under the 2018 LTIC plan are reported based on target opportunity (in other words, probable outcome of the performance conditions) and vest generally on May 23, 2021, subject to achievement of the applicable performance conditions. Assuming maximum levels of performance are achieved, the aggregate grant date fair value would be $4,614,000; $1,536,788; $1,499,554; $1,338,066; $1,162,730 and $1,845,600 for Messrs. Combes, Davies, Cano, Gracia, Saw and Crull, respectively, for the 2018 LTIC plan pRSUs. For more information regarding the 2018 LTIC plan, see “Executive Compensation-Key Fiscal Year 2018 Compensation Decisions-LTIC Plan.”
See “—Note 2—Summary of Significant Accounting Policies” in this Annual Report on Form 10-K for the fiscal year ended March 31, 2019, for more information regarding the assumptions upon which the above amounts are based.

(3)
The values shown for 2018 are the final payouts under the 2018 STIC plan. Mr. Claure’s payout was prorated to account for the number of days that he served as CEO during the 2018 fiscal year. As further described above, effective May 31, 2018, Mr. Claure was appointed our Executive Chairman and was no longer eligible to participate in the STIC plan pursuant to the terms of his amended and restated employment agreement. Mr. Combes did not receive a 2018 STIC plan payment. Mr. Crull’s payout was prorated for the number of days that he was employed during the 2018 fiscal year. For more information regarding our STIC plan, see “Executive Compensation-Key Fiscal Year 2018 Compensation Decisions-2018 STIC Plan.”

(4)	For 2018, consists of perquisites and other personal benefits and tax gross-ups during fiscal year 2018 as follows:

Name	Non-Business Use of Corporate Aircraft ($)(i)	Security-Related Costs ($)(ii)	Relocation Costs ($)(iii)	Tax Gross-Ups ($)(iv)	Company Contributions to 401(k) Plan ($)	Severance ($)(v)
Claure	690,466	752,538	—	—	8,250	—
Combes	—	116,140	25,011	16,744	8,250	—
Davies	—	—	—	—	8,250	—
Cano	—	—	—	—	8,250	—
Gracia	—	—	—	—	8,250	—
Saw	—	—	65,040	32,975	8,250	—
Former Executive Officer
Crull	—	—	—	—	8,250	451,875
________________

(i)
The incremental cost of non-business use of our aircraft is calculated by dividing the total variable costs (such as fuel, aircraft maintenance, engine warranty expense, contract labor expense and other trip expenses) by the total flight hours for the past twelve months and multiplying such amount by the individual’s total number of flight hours for non-business use for the year. Pursuant to his amended and restated employment agreement, Mr. Claure is permitted unlimited personal usage of our corporate aircraft because the overall security program implemented for Mr. Claure, as further discussed above, substantially restricts him from flying commercially. Mr. Claure is also permitted to have his family or guests accompany him on the corporate aircraft for business and personal travel.

(ii)
For Messrs. Claure and Combes, represents the approximate aggregate incremental cost to the Company of security arrangements for Messrs. Claure and Combes in addition to security arrangements provided at business facilities and for business travel. Mr. Combes does not currently have a security program but was provided security arrangements from time to time in fiscal year 2018. For more information regarding Mr. Claure’s security program, please see “Executive Compensation - Other Components of Executive Compensation - Security Program.”

(iii)
For Mr. Combes, consists of relocation costs incurred in connection with relocation of Mr. Combes’s principal residence to the Overland Park, Kansas area in accordance with the Company’s relocation policy applicable to senior executives. For Mr. Saw, consists of a tax protected monthly living stipend of $5,420 until October 2019 as contemplated by his employment agreement, as amended.

(iv)
For Mr. Combes, consists of customary tax gross-ups in connection with relocation of his principal residences to the Overland Park, Kansas area. For Mr. Saw, consists of tax gross-ups in connection with his interim living stipend.

(v)
For Mr. Crull, consists of severance payments and other amounts accrued as a result of termination of his employment. For more information regarding these severance payments, see “Fiscal Year 2018 Potential Payments upon Termination of Employment or Change in Control.”

Fiscal Year 2018 Grants of Plan-Based Awards
The table below summarizes awards under our 2018 STIC and LTIC incentive plans to our named executive officers for the fiscal year ended March 31, 2019, plus additional plan-based awards granted during fiscal year 2018. These awards consisted of the following:

•	awards granted pursuant to our 2018 STIC plan;

•	time-based RSUs and pRSUs granted pursuant to our 2018 LTIC plan; and

•	the fiscal year 2018 portion of pRSUs granted under our 2016 LTIC plan.

				Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Comm- ittee Action Date	Award Type	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Options Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Claure	4/25	4/25	STI(1)	750,000	3,000,000	6,000,000	—	—	—	—	—	—	—
Combes	4/25	4/25	STI(1)	750,000	3,000,000	6,000,000	—	—	—	—	—	—	—
	5/23	5/23	pRSU(2)	—	—	—	112,208	448,833	897,666	—	—	—	2,307,002
	5/23	5/23	RSU(3)	—	—	—	—	—	—	448,833	—	—	2,307,002
Davies	7/02	6/30	STI(1)	140,240	560,959	1,121,918	—	—	—	—	—	—	—
	7/02	6/30	pRSU(2)	—	—	—	35,377	141,509	283,018	—	—	—	768,394
	7/02	6/30	RSU(3)	—	—	—	—	—	—	141,509	—	—	768,394
Cano	4/25	4/25	STI(1)	325,000	1,300,000	2,600,000	—	—	—	—	—	—	—
	5/23	5/23	pRSU(2)	—	—	—	36,468	145,871	291,742	—	—	—	749,777
	5/23	5/23	RSU(3)	—	—	—	—	—	—	145,871	—	—	749,777
	5/23	5/23	pRSU(4)	—	—	—	1,726	6,903	13,806	—	—	—	35,481
Gracia	4/25	4/25	STI(1)	181,250	725,000	1,450,000	—	—	—	—	—	—	—
	5/23	5/23	pRSU(2)	—	—	—	32,541	130,162	260,324	—	—	—	669,033
	5/23	5/23	RSU(3)	—	—	—	—	—	—	130,162	—	—	669,033
	5/23	5/23	pRSU(4)	—	—	—	11,236	44,944	89,888	—	—	—	231,012
Saw	4/25	4/25	STI(1)	175,000	700,000	1,400,000	—	—	—	—	—	—	—
	5/23	5/23	pRSU(2)	—	—	—	28,277	113,106	226,212	—	—	—	581,365
	5/23	5/23	RSU(3)	—	—	—	—	—	—	113,106	—	—	581,365
	5/23	5/23	pRSU(4)	—	—	—	9,691	38,764	77,528	—	—	—	199,247
Former Executive Officer
Crull	4/25	4/25	STI(1)	200,000	800,000	1,600,000	—	—	—	—	—	—	—
	5/23	5/23	pRSU(2)	—	—	—	44,883	179,533	359,066	—	—	—	922,800
	5/23	5/23	RSU(3)	—	—	—	—	—	—	179,533	—	—	922,800
	5/23	5/23	pRSU(4)	—	—	—	18,727	74,907	149,814	—	—	—	385,022
_______________

(1)
STI-Represents the threshold, target and maximum estimated possible payouts for fiscal year 2018 under our 2018 STIC plan. Mr. Claure’s actual fiscal year 2018 STIC plan target opportunity was $493,151, reflecting a proration of his target opportunity for the number of days he served as CEO in fiscal year 2018. Mr. Crull’s actual fiscal year 2018 STIC plan target opportunity was $602,740, reflecting a proration of his target opportunity for the number of days he was employed during fiscal year 2018.

(2)
pRSU-Represents a pRSU award granted under our 2018 LTIC plan, which is subject to payout in accordance with the performance objectives. Vesting of any earned pRSUs generally occurs, depending on achievement in the three-year performance period ending on March 31, 2021, on May 23, 2021. For Mr. Crull, 143,037 of such target pRSUs were forfeited as a result of his termination.

(3)
RSU-Represents a time-based RSU award granted under our 2018 LTIC plan. Vesting generally occurs in 1/3 amounts on each of May 23, 2019, May 23, 2020 and May 23, 2021. For Mr. Crull, 143,037 of such RSUs were forfeited as a result of his termination.

(4)
pRSU-Represents the fiscal year 2018 portion of a pRSU award granted under our 2016 LTIC plan, which is subject to adjustment in accordance with the performance objectives. Vesting of any earned pRSUs generally occurred, depending on achievement in the one-year performance period ending on March 31, 2019, on May 13, 2019. For Mr. Crull, 27,220 of such target pRSUs were forfeited as a result of his termination.

Employment Agreements
We had employment agreements (or in the case of Mr. Davies, an employment offer letter) with each of our named executive officers during fiscal year 2018. For information regarding the material terms of such employment agreements, see the tabular and narrative disclosure under “-Compensation Discussion and Analysis” and “-Fiscal Year 2018 Potential Payments upon Termination of Employment or Change in Control.”

Outstanding Equity Awards at 2018 Fiscal Year-End
The table below summarizes option awards and stock awards outstanding as of March 31, 2019 held by each of our named executive officers.

		Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights that Have Not Vested ($)(1)
Claure	2,949,077(2)	—	5.62	8/18/2024	10,000,000(5)	56,500,000	2,000,000(5)	11,300,000
Combes	66,401(3)	132,802(3)	5.29	1/30/2028	536,707(6)	3,032,395	3,668,517(6)	20,727,121
Davies	—	—	—	—	141,509(7)	799,526	141,509(7)	799,526
Cano	26,092(4)	13,047(4)	8.53	2/02/2027	1,972,246(8)	11,143,190	591,911(8)	3,344,297
	24,127(3)	48,256(3)	8.17	5/24/2027
Gracia	20,281(2)	—	2.84	2/03/2026	718,200(9)	4,057,830	263,584(9)	1,489,250
	72,398(4)	72,399(4)	3.44	5/13/2026
	17,817(3)	35,635(3)	8.17	5/24/2027
Saw	113,165(2)	—	8.99	5/20/2024	975,757(10)	5,513,027	299,276(10)	1,690,909
	—	62,444(4)	3.44	5/13/2026
	15,367(3)	30,735(3)	8.17	5/24/2027
Former Executive Officer
Crull	29,695(2)	—	8.17	4/1/2019	2,306,159(11)	13,029,798	548,069(11)	3,096,590
________________

(1)	Market value is based on the closing price of a share of our common stock of $5.65 on March 29, 2019.

(2)	Stock options are fully vested.

(3)	Stock options generally vest/vested 33 1/3% on each of May 24, 2018, May 24, 2019 and May 24, 2020.

(4)	Stock options generally vest/vested 33 1/3% on each of May 13, 2017, May 13, 2018 and May 13, 2019.

(5)
Represents the TIA award granted to Mr. Claure consisting of (i) 10,000,000 pRSUs that have already been earned because the Company achieved the target VWAP Price target of $8.00, and (ii) 2,000,000 pRSUs that had not yet been earned because the Company had not achieved the maximum VWAP Price target of $10.00, in each case with respect to which the applicable performance period has not been completed that generally vest 50% on each of August 7, 2019 and August 7, 2020. Following the end of fiscal year 2018, the performance period for the TIA award granted to Mr. Claure ended on May 31, 2019. The TIA award granted to Mr. Claure was not earned at a 120% level (maximum) because we failed to achieve the maximum VWAP Price target of $10.00 during the applicable performance period.

(6)	Consists of time-based RSUs that generally vest as follows:

Amount	Vesting Date
87,874	50% on May 24, 2019 and May 24, 2020
448,833	33 1/3% on May 23, 2019, May 23, 2020 and May 23, 2021

Consists of pRSUs with respect to which the applicable performance periods have not been completed that generally vest as follows:

Amount	Vesting Date
219,684	May 24, 2020
448,833	May 23, 2021
3,000,000	May 31, 2022

(7)	Consists of time-based RSUs that generally vest as follows:

Amount	Vesting Date
141,509	33 1/3% on May 23, 2019, May 23, 2020 and May 23, 2021

Consists of pRSUs with respect to which the applicable performance periods have not been completed that generally vest as follows:

Amount	Vesting Date
141,509	May 23, 2021

(8)
Consists of (i) time-based RSUs and (ii) pRSUs that were already earned as of March 31, 2019, including 1,750,000 pRSUs (granted as a TIA Award) that were already earned because the Company achieved the target VWAP Price target of $8.00, that generally vest as follows:

Amount	Vesting Date
37,959	May 13, 2019
38,416	50% on May 24, 2019 and May 24, 2020
145,871	33 1/3% on May 23, 2019, May 23, 2020 and May 23, 2021
1,750,000	50% on February 1, 2020 and February 1, 2021
Consists of pRSUs with respect to which the applicable performance periods have not been completed that generally vest as follows:

Amount	Vesting Date
96,040	May 24, 2020
145,871	May 23, 2021
350,000	50% on February 1, 2020 and February 1, 2021
Following the end of fiscal year 2018, the performance period for the TIA award granted to Mr. Cano ended on May 31, 2019. The TIA award granted to Mr. Cano was not earned at a 120% level (maximum) because we failed to achieve the maximum VWAP Price target of $10.00 during the applicable performance period.
(9) Consists of (i) time-based RSUs and (ii) pRSUs that were already earned as of March 31, 2019, including 312,500 pRSUs (granted as a TIA Award) that were already earned because the Company achieved the target VWAP Price target of $8.00, that generally vest as follows:

Amount	Vesting Date
247,169	May 13, 2019
28,369	50% on May 24, 2019 and May 24, 2020
130,162	33 1/3% on May 23, 2019, May 23, 2020 and May 23, 2021
312,500	50% on February 3, 2020 and February 3, 2021

Consists of pRSUs with respect to which the applicable performance periods have not been completed that generally vest as follows:

Amount	Vesting Date
70,922	May 24, 2020
130,162	May 23, 2021
62,500	50% on February 3, 2020 and February 3, 2021
Following the end of fiscal year 2018, the performance period for the TIA award granted to Mr. Gracia ended on May 31, 2019. The TIA award granted to Mr. Gracia was not earned at a 120% level (maximum) because we failed to achieve the maximum VWAP Price target of $10.00 during the applicable performance period.

(10)
Consists of (i) time-based RSUs and (ii) pRSUs that were already earned as of March 31, 2019, including 625,000 pRSUs (granted as a TIA Award) that were already earned because the Company achieved the target VWAP Price target of $8.00, that generally vest as follows:

Amount	Vesting Date
213,183	May 13, 2019
24,468	50% on May 24, 2019 and May 24, 2020
113,106	33 1/3% on May 23, 2019, May 23, 2020 and May 23, 2021
625,000	50% on August 28, 2019 and August 28, 2020
Consists of pRSUs with respect to which the applicable performance periods have not been completed that generally vest as follows:

Amount	Vesting Date
61,170	May 24, 2020
113,106	May 23, 2021
125,000	50% on August 28, 2019 and August 28, 2020
Following the end of fiscal year 2018, the performance period for the TIA award granted to Mr. Saw ended on May 31, 2019. The TIA award granted to Mr. Saw was not earned at a 120% level (maximum) because we failed to achieve the maximum VWAP Price target of $10.00 during the applicable performance period.
(11) Consists of pRSUs that were already earned as of March 31, 2019, including 2,241,615 pRSUs (granted as a TIA Award) that were already earned because the Company achieved the target VWAP Price target of $8.00, that generally vest as follows:

Amount	Vesting Date
64,544	May 13, 2019
2,241,615	50% on May 31, 2019 and May 31, 2020

Consists of pRSUs with respect to which the applicable performance periods have not been completed that generally vest as follows:

Amount	Vesting Date
63,250	May 24, 2020
36,496	May 23, 2021
448,323	50% on May 31, 2019 and May 31, 2020

Following the end of fiscal year 2018, the performance period for the TIA award granted to Mr. Crull ended on May 31, 2019. The TIA award granted to Mr. Crull was not earned at a 120% level (maximum) because we failed to achieve the maximum VWAP Price target of $10.00 during the applicable performance period.

Fiscal Year 2018 Option Exercises and Stock Vested
The table below summarizes the option awards that were exercised and stock awards that vested during fiscal year 2018 with respect to each of our named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Claure	—	—	—	—
Combes	—	—	43,936(2)	226,270(2)
Davies	—	—	—	—
Cano	—	—	19,208(3)	98,921(3)
Gracia	—	—	73,041(4)	372,041(4)
Saw	222,413	426,399	168,483(5)	856,750(5)
Former Executive Officer
Crull	615,159	1,157,428	643,109(6)	3,677,235(6)

_______________

(1)
Amounts reflect the average high and low common stock price as reported on the NYSE composite of the underlying common stock on the day the stock award vested multiplied by the number of shares that vested.

(2) Mr. Combes surrendered 12,896 shares of common stock receivable upon the vesting of his stock award to satisfy tax withholding obligations, resulting in Mr. Combes receiving 31,040 shares of our common stock.

(3)
Mr. Cano surrendered 5,638 shares of common stock receivable upon the vesting of his stock award to satisfy tax withholding obligations, resulting in Mr. Cano receiving 13,570 shares of our common stock.

(4)
Mr. Gracia surrendered 21,442 shares of common stock receivable upon the vesting of his stock award to satisfy tax withholding obligations, resulting in Mr. Gracia receiving 51,599 shares of our common stock.

(5)
Mr. Saw surrendered 42,482 shares of common stock receivable upon the vesting of his stock award to satisfy tax withholding obligations, resulting in Mr. Saw receiving 126,001 shares of our common stock.

(6)
Mr. Crull surrendered 233,731 shares of common stock receivable upon the vesting of his stock award to satisfy tax withholding obligations, resulting in Mr. Crull receiving 409,378 shares of our common stock.

Fiscal Year 2018 Pension Benefits
During fiscal year 2018, none of our named executive officers participated in any pension programs, including the Sprint Retirement Pension Plan and Sprint Supplemental Executive Retirement Plan.

Fiscal Year 2018 Nonqualified Deferred Compensation
As described in the narrative following the table, the following table sets forth information concerning nonqualified deferred compensation for the named executive officers for the fiscal year ended March 31, 2019.

Name	Plan Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings In Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Claure	—	—	—	—	—	—
Combes	—	—	—	—	—	—
Davies	—	—	—	—	—	—
Cano	Deferred Compensation Plan	325,000(1)	—	8,853	—	407,060(2)
Crull	—	—	—	—	—	—
Gracia	—	—	—	—	—	—
Saw	Deferred Compensation Plan	—	—	22,378	—	531,021(3)
Former Executive Officer
Crull	—	—	—	—	—	—
___________________

(1)	Includes contributions by Mr. Cano with respect to fiscal year 2018 base salary, the amount of which is included in the “Salary” column of the Fiscal Year 2018 Summary Compensation Table.

(2)
Includes $75,000 of contributions by Mr. Cano with respect to fiscal year 2017 base salary, the amount of which was previously included in the “Salary” column of the Fiscal Year 2017 Summary Compensation Table.

(3)	Includes contributions by Mr. Saw in prior fiscal years.
Deferred Compensation Plan
Certain employees, including our named executive officers, are offered the opportunity to participate in the Sprint Corporation Deferred Compensation Plan, a nonqualified and unfunded plan, under which employees may defer to future years the receipt of certain compensation in addition to that eligible under the 401(k) plan. For fiscal year 2018, the plan permitted participants to defer up to 50% of base salary and up to 75% of STIC plan payments.

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
Fiscal Year 2018 Potential Payments upon Termination of Employment or Change in Control
Upon a termination of employment at the end of the fiscal year ended March 31, 2019, due to a resignation without good reason or termination by us with cause, our named executive officers would be entitled to only those payments and benefits provided to all of our salaried employees on a non-discriminatory basis (accrued benefits), including:

•	accrued salary and vacation pay; and

•	payment of any vested balances or accrued benefits under our 401(k) Plan, Sprint Corporation Deferred Compensation Plan, Qualified Plan, and SERP.
In addition, although none of our named executive officers satisfied the age and service requirements as of the end of the fiscal year ended March 31, 2019, if they had been terminated and their termination had been at their normal retirement, they would be entitled to receive (consistent with benefits provided to all our salaried employees) accelerated vesting on options outstanding for at least one year and pro-rata vesting on RSUs outstanding for at least two years. Unvested RSUs will be forfeited as of the separation from service date. For more information on the retirement and deferred compensation benefits available to our named executive officers, see “Other Components of Executive Compensation” above.
We have employment agreements (or, in the case of Mr. Davies, an employment offer letter) with each of our named executive officers. With respect to Mr. Davies, we entered into an employment offer letter confirming his employment is at-will in connection with his appointment as CFO in July 2018. Mr. Davies will not be eligible to receive severance compensation and other benefits upon termination of his employment for any reason, including in connection with a transaction that results in a Change in Control except for certain equity acceleration as noted below.

Pursuant to the terms of our named executive officers’ respective employment agreements, equity award agreements and/or our Change in Control Severance Plan (again, the CIC Plan), upon an involuntary termination without cause or resignation for good reason (whether in connection with a change in control or not) or a termination in connection with their disability or death, our named executive officers (except as noted below for Messrs. Claure and Davies) would be entitled to not only their accrued benefits noted above, but other payments and benefits as set forth in more detail below.

While each of the applicable employment agreements and the CIC Plan set forth relevant definitions in full, generally:

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

“Good reason” generally means the occurrence of any of the following without the named executive officer’s consent:

•
our material breach of the employment agreement; a material reduction in salary or short-term incentive compensation target opportunity, except for across-the-board reductions; certain relocations; or, for Mr. Claure and Mr. Combes, a material diminution in responsibilities or authorities or a material adverse change in his position or title (except as specifically noted in Mr. Claure’s amended and restated employment agreement); or

•	in addition, in connection with a change in control:

ú	a significant and adverse reduction of a named executive officer’s duties or responsibilities or organizational status;

ú
the failure to provide a long-term incentive compensation opportunity comparable to other senior executives or a greater than 10% across-the-board reduction to any of base salary or short- or long-term incentive compensation opportunities;

ú	reduction in the aggregate employee benefits, except for across-the-board reductions; or

ú	our failure to obtain an agreement from a successor to assume the employment agreement or the CIC Plan.

As a condition to a named executive officer’s entitlement to receive the amounts below, except for vested retirement or death benefits, such officer would have been:

•	required to execute a release in favor of us;

•	subject to confidentiality and non-disparagement provisions on a permanent basis following the termination of their employment; and

•	for the duration of their respective payment periods, prohibited from:

ú	engaging in certain employment activities with a competitor of ours;

ú	soliciting our employees and certain other parties doing business with us to terminate their relationship with us; and

ú	soliciting or assisting any party to undertake any action that would be reasonably likely to, or is intended to, result in a change in control or seek to control our board.

If the named executive officer breached any of these obligations, he would have no rights in, and we would have no obligation to provide, any severance benefits yet to be paid or provided under his employment agreement and any outstanding equity-based award granted under his employment agreement would have terminated immediately.

The following table and footnotes, along with the narrative below, describe the potential payments and benefits that would be provided to our named executive officers other than Mr. Crull (whose employment terminated on December 31, 2018) upon each respective hypothetical March 29, 2019 termination of employment scenario, based on the closing price of a share of our common stock of $5.65 on March 29, 2019. The Non-CIC column shows the amounts due to each named executive officer (other than Mr. Crull) in the event of his involuntary termination without cause or resignation with good reason on March 29, 2019. Amounts in the CIC column assume a qualifying termination in connection with a change in control occurring on March 29, 2019.

Without Cause or for Good Reason(1)
			Non-CIC ($)	CIC ($)	Disability ($)	Death ($)
Claure	Salary-based		—	—	$856,000	—
	STIC-based		$484,336	$493,151	$645,781	$493,151
	Equity-based(2)		$56,500,000	$56,500,000	$56,500,000	$56,500,000
	Medical Benefits		—	—	—	—
	Life Insurance/AD&D		—	—	—	—
	Outplacement Services		—	—	—	—
		Total	$56,984,336	$56,993,151	$58,001,781	$56,993,151

Combes	Salary-based		$3,000,000	$3,000,000	$1,356,000	—
	STIC-based		$8,930,230	$8,983,562	$3,906,974	$2,983,562
	Equity-based(2)		$2,184,937	$23,807,324	$12,757,817	$12,757,817
	Medical Benefits		$14,522	$19,362	$9,681	—
	Life Insurance/AD&D		$98	$98	—	—
	Outplacement Services		$35,000	$35,000	—	—
		Total	$14,164,787	$35,845,346	$18,030,472	$15,741,379

Davies	Salary-based		—	—	—	—
	STIC-based		$546,896	$556,849	$729,194	$556,849
	Equity-based(2)		$409,975	$1,599,052	$1,599,052	$1,599,052
	Medical Benefits		—	—	—	—
	Life Insurance/AD&D		—	—	—	—
	Outplacement Services		—	—	—	—
		Total	$956,871	$2,155,901	$2,328,246	$2,155,901

Cano	Salary-based		$2,600,000	$2,600,000	$1,156,000	—
	STIC-based		$3,869,767	$3,892,877	$1,693,022	$1,292,877
	Equity-based(2)		$10,251,597	$12,509,987	$11,776,284	$11,776,284
	Medical Benefits		$16,931	$22,574	$11,287	—
	Life Insurance/AD&D		$98	$98	—	—
	Outplacement Services		$35,000	$35,000	—	—
		Total	$16,773,392	$19,060,536	$14,636,593	$13,069,160

Gracia	Salary-based		$1,087,500	$1,087,500	$581,000	—
	STIC-based		$1,795,639	$1,808,527	$944,185	$721,027
	Equity-based(2)		$3,746,295	$5,353,957	$5,264,681	$5,264,681
	Medical Benefits		$14,986	$14,986	$9,991	—
	Life Insurance AD&D		$74	$74	—	—
	Outplacement Services		$35,000	$35,000	—	—
		Total	$6,679,494	$8,300,044	$6,799,857	$5,985,708

Without Cause or for Good Reason(1)
			Non-CIC ($)	CIC ($)	Disability ($)	Death ($)
Saw	Salary-based		$1,050,000	$1,050,000	$556,000	—
	STIC-based		$1,663,390	$1,746,164	$817,854	$696,164
	Equity-based(2)		$5,167,004	$6,635,687	$6,483,414	$6,483,414
	Medical Benefits		$16,930	$16,930	$11,287	—
	Life Insurance/AD&D		$74	$74	—	—
	Outplacement Services		$35,000	$35,000	—	—
		Total	$7,932,398	$9,483,855	$7,868,555	$7,179,578
_______________

(1)
The CIC Plan provides that if the payments and benefits provided to an executive under the CIC Severance Plan or any other plan or agreement would constitute an “excess parachute payment” for purposes of Section 280G of the IRC, the executive would either have his or her payments and benefits reduced to the highest amount that could be paid without triggering excise taxes under Section 4999 of the IRC; or, if greater, receive the after-tax amount of his or her payments and benefits taking into account the excise taxes and any other applicable federal, state and local taxes. Amounts do not take into account any possible reduction due to the effects of Section 280G of the IRC.

(2)
Includes stock options, RSUs, and pRSUs (including TIA awards where applicable). The value of options is based on the intrinsic value of the options, which is the difference between the exercise price of the option and the market price of our shares on March 29, 2019, multiplied by the number of options, and the value of RSUs and pRSUs is based on the market value of our stock on March 29, 2019, multiplied by the target number of RSUs or pRSUs, as applicable.

Outstanding Equity Awards
Generally, if an involuntary not for cause termination occurs during the CIC protection period (for equity this generally covers the time period commencing on the date of the first occurrence of a change in control through the 18-month period ending following a change in control), then RSUs and pRSUs become 100% vested as of termination date, with application of any performance adjustment applied to pRSUs allocated to performance periods ending on or before the termination date; and paid at target performance for pRSUs allocated to periods thereafter. Stock options vest in full on termination date and vested stock options remain exercisable for 90 days. If an involuntary not for cause termination occurs outside of the CIC protection period, then RSUs or pRSUs are prorated as of termination date, with application of any performance adjustment applied to pRSUs allocated to performance periods ending on or before the termination date. Unvested stock options are forfeited on the termination date. Vested stock options remain exercisable for 90 days.
For a termination due to disability, generally, outstanding stock options vest immediately and remain exercisable until the earlier of five years or the expiration date of the options, and RSUs and pRSUs vest immediately, with pRSUs deemed vested at target levels, subject to performance adjustment for pRSUs allocated to a performance period ending on or before the separation date.
For a termination due to death, generally, outstanding stock options vest immediately and remain exercisable until the earlier of 12 months or the expiration of the term of the option, and outstanding RSUs and pRSUs vest in full, with pRSUs deemed vested at target levels, subject to performance adjustment for pRSUs allocated to a performance period ending on or before the separation date.
Mr. Crull
Mr. Crull’s employment with us ended on December 31, 2018. As a result of his involuntary termination without cause, he is entitled to payments and benefits of $1,600,000 in salary-based compensation payable over a 24-month period, $2,191,966 in STI-based compensation, $16,026,176 in equity-based (as described in footnote 2 above) compensation, $18,466 in benefits, and $35,000 in outplacement services, for a total of $19,871,607.

Mr. Claure
Pursuant to the terms of Mr. Claure’s amended and restated employment agreement, upon his termination for any reason (except as noted generally below for termination due to disability), he is not eligible to receive base salary, or to participate in any employee plans including the CIC Plan or other severance plan. He will also be entitled to vesting of any earned shares of his TIA award.
Mr. Combes
Pursuant to the terms of Mr. Combes’ amended and restated employment agreement, if following termination from the Company he (1) subsequently commences employment with SoftBank, or (2) is offered, but refuses to accept, a comparable employment position with SoftBank following the closing of the Company’s contemplated merger with T-Mobile, then in each case he will not be eligible to receive any severance payments under his amended and restated employment agreement or the CIC Plan. Mr. Combes’ equity would still accelerate in accordance with the terms of his underlying awards as noted herein.
Mr. Davies
Pursuant to Mr. Davies’ status as an at-will employee, in the event of a termination from the Company he will generally not be eligible for any termination payments or severance benefits. Mr. Davies’ equity would still accelerate in accordance with the terms of his underlying equity awards as noted herein.
Following the end of fiscal year 2018, on May 16, 2019, the Compensation Committee granted a cash bonus award to Mr. Davies in the amount of $1,125,000. The cash bonus award is payable upon closing of the Company’s contemplated merger with T-Mobile.
Resignation for Good Reason or Involuntary Termination without Cause
Other Named Executive Officers. If the employment of our named executive officers (other than Messrs. Claure, Davies and Crull and except as noted for Mr. Combes, whose payments are described above) had been terminated either by them for good reason or by us without cause, they would have been entitled to:

•
Salary-based: An amount equal to two times (or 1.5 times for Messrs. Gracia and Saw) their then current base salary (payable over two years or 18 months for Messrs. Gracia and Saw or in a lump sum if the termination occurs during the CIC protection period);

•
STIC-based: for a termination outside of the CIC protection period, (i) a payment equal to the STIC award for fiscal year 2018, prorated to the termination date for a March 31, 2019 termination, (ii) a “capped bonus award” (as defined in the applicable employment agreement) for the first fiscal year following termination, and (iii) a pro-rata (based on the remaining payment period) capped bonus award for the second fiscal year following termination (if the payment period continues into the second fiscal year following termination), in each case, payable in the calendar year in which such bonus award or capped bonus award is determined; and for a termination during the CIC protection period, a pro-rata payment equal to the target STIC award for fiscal year 2018, and a payment equal to two times (or 1.5 times, for Messrs. Gracia and Saw) their target STIC award;

•
Equity-based: a payment of (i) outstanding options with exercisability of such options vested through the 90th day; and (ii) RSUs prorated to their termination date and pRSUs adjusted for performance; and

•
Benefits: for a termination outside of the CIC protection period, (i) continued participation at employee rates in our group health plans for the length of time the executive would be entitled to continue coverage under COBRA, with reservation of COBRA continuation coverage rights at COBRA rates after such initial period of continuation at employee rates, (ii) continued participation in our life insurance plans at employee rates for two years (or 1.5 years for Messrs. Gracia and Saw) following termination; and (iii) outplacement services in an amount not to exceed $35,000, through the period ending December 31 of the second calendar year following the year of termination; and for a termination during the CIC protection period, (i) continued participation for the applicable two-year (or 1.5 years for Messrs. Gracia and Saw) or 18-month payment period at employee rates in our group health and life plans, and (ii) outplacement services in an amount not to exceed $35,000, each for a period ending on the last day of the second calendar year following the year in which the executive separates from service.

Termination Disability Plan Benefits
If our named executive officers’ employment had terminated as a result of their disability, they would have been entitled to:

•
Salary-based: for all named executive officers except for Mr. Davies, continuation of their base salary for 12 months, less any benefits paid under our Long-term Disability Plan, through periodic payment with the same frequency as our payroll schedule;

•	STIC-based: a payment of their 2018 STIC plan award prorated to the termination date and payable based on actual performance;

•
Equity-based: outstanding stock options would vest in full and remain exercisable until the earlier of five years following termination and the expiration of the term of the stock option, outstanding RSUs and pRSUs would vest in full, with pRSUs deemed vested at target levels, subject to performance adjustment for pRSUs allocated to a performance period ending on or before the separation date (for the TIA pro-rated vesting of any earned shares subject to the TIA award, based on the portion of the vesting period worked prior to termination); and

•	Benefits: continued participation at employee rates in our group health plans for 12 months except for Messrs. Claure and Davies.
Termination as a Result of Death
Had our named executive officers’ employment terminated as a result of their death, their estates would have been entitled, as with respect to our employees generally, to a payment of their 2018 STIC plan award prorated to the termination date and payable at target levels; and immediate vesting of outstanding stock options, which would remain exercisable until the earlier of 12 months and the expiration of the term of the option, and immediate vesting of outstanding RSUs and pRSUs, with pRSUs deemed vested at target levels, subject to performance adjustment for pRSUs allocated to a performance period ending on or before the separation date (for the TIA pro-rated vesting of any earned shares subject to the TIA award, based on the portion of the vesting period worked prior to termination).

CEO Pay Ratio
Pursuant to SEC rules, we are required to disclose the ratio of the annual total compensation of Mr. Combes (“CEO Compensation”), who currently serves as our CEO and served as our CEO in fiscal year 2018, to the median of the annual total compensation of all of our employees (excluding Mr. Combes) and those of our consolidated subsidiaries (“Median Annual Compensation”). Mr. Combes served as our CFO during fiscal year 2018 until his appointment as CEO, effective May 31, 2018, and continued to serve as CEO for the remainder of fiscal year 2018. His compensation did not change upon his transition to CEO so we have used his Summary Compensation Table compensation for fiscal year 2018 for purposes of this disclosure.
We note that, due to our permitted use of reasonable estimates and assumptions in preparing this pay ratio disclosure, the disclosure may involve a degree of imprecision, and thus this pay ratio disclosure is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions described below. In this summary, we refer to the employee who received the Median Annual Compensation as the “Median Employee.” For purposes of this disclosure, the date used to identify the Median Employee was January 1, 2019 (the “Determination Date”).
We began by determining that we had 28,784 employees as of the Determination Date. As is permitted under the SEC rules, we eliminated 161 global employees (approximately 0.56% of our total population), which represented all of our non-U.S. employees, from the data set. The number of excluded employees by country is provided in the following table:

Country	No. of Employees	Country	No. of Employees	Country	No. of Employees	Country	No. of Employees	Country	No. of Employees
Argentina	2	China	4	India	17	Netherlands	6	Switzerland	1
Australia	6	Colombia	2	Italy	4	New Zealand	1	Taiwan	1
Austria	4	Denmark	2	Japan	9	Philippines	2	Thailand	1
Belgium	1	France	8	Korea	4	Russia	1	United Kingdom	22
Brazil	5	Germany	14	Malaysia	1	Singapore	12
Canada	10	Hong Kong	11	Mexico	7	Sweden	3

For fiscal year 2018, we determined that the median employee used in the prior fiscal year experienced a significant change in compensation so that this employee no longer reasonably represents our median employee. Therefore, we selected another employee whose compensation is substantially similar to that original median employee based on the same compensation measure we used in fiscal year 2017. We then determined the Median Employee’s Summary Compensation Table total compensation was $69,344. This includes $10,220 in employer-provided health and welfare benefits for the Median Employee. We determined the CEO’s compensation to be $6,290,057 (which includes $9,910 in employer-provided health and welfare benefits for the CEO not included in the Summary Compensation Table). Based on this methodology, we estimate that the ratio of CEO Compensation to the Median Annual Compensation is 91:1.

Director Compensation
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

Compensation Element	Amount
($)
Annual Board Retainer(1)	107,500
Chairman Retainer	N/A
Audit Committee Chair Retainer	30,000
Compensation Committee Chair Retainer	25,000
Security Director Retainer(1)	182,500
Finance Committee Chair Retainer	N/A
Nominating Committee Chair Retainer	20,000
Special Committee Chair Retainer(2)	100,000
Special Committee Member Retainer(2)	50,000
Meeting Fees (per meeting):
Board	3,000
Committees	2,000
Restricted Stock Units(3)	Annual grant value of 240,000

(1)
Under the NSA, one director of Sprint designated by SoftBank, subject to U.S. government approval, is designated as the “Security Director.” The Security Director administers, and is authorized and empowered to comply with and perform his or her obligations under, the NSA. From April 1, 2018 until May 30, 2018, Adm. Mullen received the Security Director Retainer in lieu of an Annual Retainer. Effective May 31, 2018, Mr. Kappes received the Security Director Retainer in lieu of an Annual Retainer.

(2) In addition to the compensation that directors receive for serving on our standing committees, our board retains the discretion to establish special committees from time to time and to pay a special retainer to the Chair and the members of any special committee, but excludes the Vacancy Resolution Committee.

(3)
Generally, restricted stock units (RSUs) representing the right to receive shares of our common stock are granted each year on the date of the annual meeting of stockholders. Each grant generally vests in full on the earlier of the date of the subsequent annual stockholders’ meeting or the first anniversary of the date of the grant.

In general, Mr. Son does not receive any fees for his service on our board but, in fiscal year 2018, received certain board communication services and devices as further described below (see “-Other Benefits”). In recognition of his Vice Chairman activities and in lieu of the amounts described in the table above, including the annual board retainer, RSUs, and meeting fees, Mr. Fisher receives the following:

•	annual cash retainer of $500,000;

•
annual grant of $500,000 in RSUs at the annual stockholders’ meeting, which RSUs generally vest in full on the earlier of the date of the subsequent annual stockholders’ meeting or the first anniversary of the date of the grant; and

•	other benefits as described below.

Other Benefits
We believe that it serves the interests of our Company and our stockholders to provide our directors with communications services. Accordingly, each non-employee director is entitled to receive a reasonable amount of communication services and devices. Non-employee directors may also receive specialized equipment, on an as-needed basis, with equipment valued at greater than $1,000 requiring Compensation Committee approval. In addition to the value of the communications service, the value of any additional services and features and the value of the wireless devices, replacements and associated accessories are included in the value of the communications benefit. There may be other circumstances in which devices are provided to board members (such as demonstration, field testing and training units, or devices for use while traveling internationally); these devices must be returned or they will be converted to a consumer account and applied toward the wireless devices under this communications benefit. In fiscal year 2018, the Compensation Committee approved the installation of certain network equipment at Mr. Son’s personal residence in the United States and ongoing backhaul costs. Such equipment was installed for the purpose of providing coverage in order to facilitate Sprint business at such location by Mr. Son in his capacity as a Sprint director.
We do not offer retirement benefits to non-employee directors, except that our communications benefit as described above continues after retirement from board service for such non-employee directors for the period of time our non-employee director served on our board (including service on our predecessor Sprint Nextel Corporation (Sprint Nextel) board).
Our non-employee directors are provided the opportunity to elect before the end of each calendar year to defer the receipt of shares underlying any portion of any RSUs awarded in the following calendar year. All of our non-employee directors receiving RSU awards elected to defer the receipt of shares underlying their 2019 RSU awards vesting in 2020.
Stock Ownership Guidelines
Our board believes non-employee directors should have a meaningful financial stake in the Company, and therefore has established a desired ownership level for non-employee directors of equity or equity interests. Our director stock ownership guidelines currently require non-employee directors, other than SoftBank Affiliate Directors, to hold equity or equity interests equal to at least five times the annual board retainer amount (in other words, $537,500 while the current $107,500 retainer is in place). To the extent any non-employee director has not met this minimum ownership level, each such non-employee director is expected to retain at least half of his or her shares or share equivalents awarded by us. Our board retains flexibility to grant exceptions to the guidelines based on its consideration of individual circumstances. As of March 31, 2019, each of our non-employee directors met the stock ownership requirements, except for Mr. Kappes who joined our Board in May 2018 and is making progress towards achieving the stock ownership requirements.

Fiscal Year 2018 Director Compensation Table
The table below sets forth the compensation earned by our non-employee directors who served during fiscal year 2018.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Gordon Bethune	243,000	240,000	—	483,000
Patrick Doyle	248,000	240,000	—	488,000
Ronald Fisher	500,000	500,000	18,062	1,018,062
Julius Genachowski	220,000	240,000	10,131	470,131
Stephen Kappes	198,083	240,000	—	438,083
Adm. Michael Mullen	247,000	240,000	17,628	504,628
Masayoshi Son	—	—	58,671	58,671
Sara Martinez Tucker	248,000	240,000	—	488,000
(1) Consists of annual or special retainer fees (including the Security Director retainer), committee chair fees, and board and committee meeting fees.

(2)
Represents the grant date fair value of RSUs granted to our non-employee directors during fiscal year 2018. The grant date fair value is calculated in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. For a discussion of the assumptions used in determining the compensation cost associated with stock awards, see Note 2 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

As of March 31, 2019, each of the non-employee directors held a stock award in the form of RSUs in the amount of 39,152, except for Mr. Fisher who held 81,566 RSUs, and Mr. Son who held no RSUs. All such RSUs are expected to vest on August 7, 2019 but will vest earlier upon a non-employee director’s involuntary separation from service with the Board following a change in control of the Company.

(3)
Consists solely of communications benefits under the communications benefit program described above including, in the case of Mr. Son, the value of certain network equipment that was installed at Mr. Son’s personal residence in the United States and backhaul costs in fiscal year 2018, as approved by the Compensation Committee, for the purpose of providing coverage in order to facilitate Sprint business at such location by Mr. Son in his capacity as a Sprint director.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners
The following table provides information about the only known beneficial owner of five percent or more of our common stock. For purposes of the table below, beneficial ownership is determined based on Rule 13d-3 of the Exchange Act, which states that a beneficial owner is any person who directly or indirectly has or shares voting and/or investment or dispositive power.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
SoftBank Group Corp.
1-9-1 Higashi-Shimbashi, Minato-ku,	3,445,374,483(2)	84.2%
Tokyo, 105-7303 Japan
_____________

(1)	The ownership percentages set forth in this column are based on 4,092,570,573 shares of Sprint common stock outstanding on July 8, 2019.

(2)
As provided by SoftBank for inclusion in this Form 10-K/A: (a) SoftBank Group Corp. is the beneficial owner of, and has shared voting power and shared dispositive power with respect to, all of the shares; (b) Starburst I, Inc. is the beneficial owner of, and has shared voting power and shared dispositive power with respect to, 3,131,105,447 shares;

and (c) Galaxy Investment Holdings, Inc. is the beneficial owner of, and has shared voting power and shared dispositive power with respect to, 314,269,036 shares.
Security Ownership of Directors and Executive Officers
The following table states the number of shares of our common stock beneficially owned as of July 8, 2019 by each current director, named executive officer, and all current directors and executive officers as a group. Except as otherwise indicated, each individual named has sole investment and voting power with respect to the shares owned.

Name of Beneficial Owner	Shares Owned	Shares Covered by Exercisable Options and RSUs to be Delivered(1)	Percentage of Common Stock
Marcelo Claure(2)	6,890,936	7,949,077	*
Michel Combes	160,694	132,802	*
Andrew Davies	36,918	—	*
Nestor Cano	269,565	87,394	*
Jorge Gracia	194,480	200,712	*
John Saw	—	456,399	*
Kevin Crull	—	—	*
Gordon Bethune	292,141	—	*
Patrick Doyle	97,666	—	*
Ronald Fisher	2,091,750	—	*
Julius Genachowski	157,277	—	*
Stephen Kappes	48,343	—	*
Adm. Michael Mullen	198,483	—	*
Masayoshi Son	—	—	*
Sara Martinez Tucker	199,915	—	*
Current Directors and Executive Officers as a group (16 persons)	10,984,058	9,232,558	*
_________________
*Indicates ownership of less than 1%.

(1)
Represents shares that may be acquired upon the exercise of stock options exercisable, and shares of stock that underlie restricted stock units to be delivered, on or within 60 days after July 8, 2019 under our equity-based incentive plans.

(2)	6,890,936 shares of Mr. Claure’s Sprint stock are currently pledged as security for a line of credit with an unrelated third-party bank.
Changes in Control
On April 29, 2019 we announced that we entered into a Business Combination Agreement with T-Mobile to merge in an all-stock transaction for a fixed exchange ratio of 0.10256 of T-Mobile shares for each Sprint share. The combined company will be named T-Mobile. The Merger Transactions are subject to customary closing conditions, including certain state and federal regulatory approvals. See "Business Combination Agreement" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.
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

Item 13.        Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Party Transactions
SoftBank, through its wholly-owned subsidiaries, is the controlling stockholder of Sprint. Mr. Son is SoftBank’s controlling stockholder, chairman of the board and chief executive officer, and serves in various capacities within SoftBank's portfolio of companies. Mr. Fisher is a member of the board of directors of SoftBank. Mr. Claure is a member of the board of directors of SoftBank and is a director and officer of certain of its affiliates, including chairman of the board of Brightstar, a controlled affiliate of SoftBank. In this section, we refer to SoftBank, its controlled affiliates (other than Sprint), and Messrs. Son, Claure and Fisher as SoftBank Parties, or each a SoftBank Party. We consider SoftBank Parties, as well as our other directors and executive officers, to be “related parties.”
Policy on Oversight of Related Party Transactions
Our board adopted, and the Audit Committee maintains, a written policy on the review and approval of transactions with related parties. The policy generally groups these transactions into two categories: (1) transactions requiring Audit Committee approval; and (2) certain ordinary course transactions that are deemed pre-approved by the Audit Committee after being reviewed and approved as appropriate by our related party transaction committee (RPTC), which is comprised of members of management. This related party transaction committee also acts as a gatekeeper by reviewing and analyzing related party transactions prior to submission to the Audit Committee for review.
Generally, the Audit Committee deems pre-approved any transaction or series of transactions with a SoftBank Party that is entered into in the ordinary course of business and has substantially the same terms and conditions offered to or by third parties, or where the rates or charges involved are determined by competitive bid, as well as certain tri-party agreements.
Related Party Transactions During Fiscal Year 2018
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
Wholly-owned subsidiaries of Sprint and a SoftBank Party are parties to an agreement pursuant to which each party allows the other party’s customers to roam on certain of its networks free of charge. The total value of this agreement for Sprint during fiscal year 2018 was approximately $14.1 million and the total value of this agreement for SoftBank was approximately $8.6 million during fiscal year 2018.
Effective February 28, 2014, Sprint entered into an assignment agreement with a SoftBank Party and an unrelated third-party software vendor. The agreement resulted in SoftBank’s agreement to pay the corresponding ongoing annual support services fees for the transferred licenses, which are approximately $300,000 per year (including fiscal year 2018).
Effective May 14, 2014, Sprint and a SoftBank Party entered into a five-year Joint Provisioning Capacity Agreement to make available to each other network resources in the Asia Pacific region and the United States. In fiscal year 2018, Sprint provided SoftBank with services with a market value equal to approximately $954,000. Sprint’s cost to provide these services was approximately $407,000. In fiscal year 2018, SoftBank provided Sprint with services with a market value equal to approximately $1.5 million.
Sprint has engaged a SoftBank Party to provide certain network testing services to assist Sprint’s network team in evaluating network performance. Sprint incurred expenses of approximately $120,000 pursuant to this engagement during fiscal year 2018.
Sprint, a SoftBank Party, and Brightstar entered into a Tax Sharing Agreement effective as of the taxable year ending March 31, 2016. The Tax Sharing Agreement governs the rights, responsibilities, and obligations of Sprint, a SoftBank Party and Brightstar with respect to tax liabilities and benefits, entitlements to refunds, preparation of tax returns, tax contests and other tax matters regarding state income taxes. The Tax Sharing Agreement requires the unitary state tax liability among Sprint, a SoftBank Party and Brightstar included in unitary state tax returns be allocated based on parameters such as jurisdictional presence and relative taxable income, as described in the agreement. At March 31, 2019, we had a tax payable of approximately $500,000 due to SoftBank pursuant to the Tax Sharing Agreement.
In October 2017, Sprint entered into a series of agreements with an infrastructure joint venture (JV) owned by a SoftBank Party and an unrelated third party. Under the terms of the agreements, the JV will work to renegotiate or relocate certain of Sprint’s rooftop network arrangements in an effort to achieve lower rent and improve lease rights, after which Sprint will enter into a new site lease directly with the JV. Sprint will pay the applicable rent charge under the new lease site directly to the JV, and Sprint and the JV will each retain a portion of any cost savings realized. In fiscal year 2018, Sprint made approximately $383,500 in rent payments to the JV.

In April 2018, the Audit Committee approved an arrangement whereby SoftBank will reimburse Sprint for labor costs associated with certain Sprint employees dedicated to Sprint’s collaboration efforts with SoftBank. Sprint received approximately $1.1 million from SoftBank over the one year term.
In May 2018, the Audit Committee approved an arrangement pursuant to which SoftBank will reimburse Sprint from time to time for the full cost of travel and flight expenses associated with Mr. Claure’s SoftBank-related business travel on Sprint aircraft, if such travel is necessary under certain specified circumstances. Sprint was reimbursed by SoftBank for approximately $2.5 million of expenses in fiscal year 2018 under this arrangement.
In February 2019, the Company entered into a transaction whereby a SoftBank Party will serve as a compute and storage provider for Sprint. The total amount of payments to be made to the SoftBank Party pursuant to this transaction is estimated to be approximately $18 million over the five year term.
In May 2018, the Audit Committee approved the preparation of plans by a SoftBank Party for the renovation of certain of Sprint’s office space. The total amount of payments made to the SoftBank Party pursuant to this transaction was approximately $500,000. In addition, in September 2018, Sprint entered into a construction services agreement with a SoftBank Party providing for the renovation of certain of Sprint’s office space. In fiscal year 2018, Sprint incurred expenses of approximately $16 million pursuant to the construction services agreement.
On October 31, 2018, Sprint sold Pinsight Media+, Inc., its wholly owned mobile data and advertising company, to a SoftBank Party in consideration for a small equity position in such SoftBank Party, valued at approximately $17.7 million. Sprint also agreed to, among other things, license to the SoftBank Party the right to use certain Sprint data in consideration for a portion of revenues earned by the SoftBank Party that has been monetized from such licensed data. In fiscal year 2018, Sprint received approximately $4.3 million in revenues under this arrangement. Following the divestiture, for the remainder of fiscal year 2018, Sprint paid the SoftBank Party approximately $4.7 million for certain marketing and mobile advertisement services.
In early 2018, Sprint agreed to reimburse a SoftBank Party for $250,000 in sponsorship and booth fees related to a mobile industry conference and exhibition held in February 2018. In August 2017, Sprint entered into a trial agreement, valued at approximately $130,000, pursuant to which a SoftBank Party served as a compute and storage provider for Sprint on a trial basis. We have determined that our procedures were not followed in connection with these transactions because the transactions were not properly submitted in advance to the RPTC or the Audit Committee for examination and approval. When the transactions were identified by management to be related party transactions, the transactions were promptly reported to the Audit Committee.
In November 2018, the Audit Committee approved a transaction whereby a SoftBank Party will provide certain of Sprint’s business units with a hosted solution for embedded SIM cards. Sprint expects to incur approximately $1.6 million in expenses under this arrangement over the three-year term.
In February 2019, Sprint and a SoftBank Party entered into an agreement pursuant to which Sprint will market and resell the SoftBank Party’s endpoint-based security solution through Sprint channels. Sprint will be entitled to receive a portion of all revenues generated pursuant to the resell arrangement. Sprint expects to generate approximately $6 million in revenues over the three-year term.
In March 2019, Sprint entered into a referral program with a SoftBank Party that provides loans to small businesses and consumers. Under the program, Sprint will refer certain of its business subscribers to the SoftBank Party and will receive a referral fee for each approved loan. Sprint expects to generate approximately $1.8 million in revenues over the five-year term.
Transactions with SoftBank Parties in the Ordinary Course of Business and Certain Tri-Party Agreements
Sprint or its affiliates have also entered into various commercial arrangements with SoftBank Parties, including for international wireless roaming, wireless and wireline call termination, and potential joint procurement activities (collectively, the “Commercial Agreements”). These Commercial Agreements, which include interconnection agreements, sale of data telecommunication services, sale of digital advertisements, master services agreements, international roaming agreements, traffic termination agreements, port charge waivers, and other commercial agreements, were entered into in arms-length transactions in the ordinary course of business and are typical for Sprint’s contractual arrangements with other U.S. carriers and in third-party dealings.

The Commercial Agreements and related contract orders between Sprint or its affiliates and SoftBank Parties covered an aggregate of approximately $10.4 million in net payments for services, fees and expenses among the parties during fiscal year 2018.
Since January 1, 2014, Sprint and SoftBank have jointly entered into various roaming agreements with unrelated third parties. During fiscal year 2018, the aggregate value of such transactions to SoftBank was approximately $157,000 and the aggregate value of such transactions to Sprint was approximately $15,000.
In October 2018, Sprint agreed to sell to a SoftBank Party certain software services. In December 2018, the transaction was amended to provide for the sale of additional services to the SoftBank Party, including certain wireless services. In fiscal year 2018, Sprint received $338,934 from the SoftBank Party pursuant to these transactions. We have determined that our procedures were not followed in connection with the amended transaction because the amended transaction was not properly submitted in advance to the RPTC or the Audit Committee for examination and approval. When the amended transaction was identified by management, the amended transaction was promptly reported to the Audit Committee.
Transactions with Brightstar
Effective July 9, 2014, Sprint and Brightstar entered into a Master Services and Product Agreement and thereafter entered into Statements of Work whereby Brightstar on behalf of Sprint (1) provides various services and equipment related to accessories management (SOW 2), (2) provides device distribution services related to Sprint’s mobile virtual network operator distribution services (SOW 1), and (3) provides device distribution services related to Sprint’s Competitive Carrier Association partners (SOW 3). Sprint incurs no costs pursuant to each of SOW 1, SOW 2 and SOW 3, as the costs are incurred directly by our dealers, MVNOs or CCAs, as the case may be. SOW 2 was terminated in May 2018. Prior to being terminated, Sprint earned a net revenue share of approximately $216,000 during fiscal year 2018 pursuant to SOW 2. Sprint earned no net revenues pursuant to SOW 1 and SOW 3.
Effective July 23, 2014, Sprint and an affiliate of Brightstar (f/k/a eSecuritel) entered into a Master Services Agreement whereby Brightstar provides insurance and extended warranty phone replacement services for Sprint’s Prepaid subscribers including the Boost and Virgin brands (Brightstar Prepaid Agreement). Premiums collected monthly are transferred to Brightstar minus Sprint’s billing and commission fee ranging from 33.3% to 44% (approximately 34% for fiscal year 2018) of the monthly premium amount per subscriber. Sprint incurred costs of less than $10,000 pursuant to this arrangement during fiscal year 2018. Sprint earned billing commissions of approximately $44.3 million pursuant to this arrangement during fiscal year 2018. Brightstar retained approximately $84.8 million in revenues pursuant to this arrangement during fiscal year 2018. In February 2017, the Audit Committee approved a three year renewal of this arrangement and, effective August 10, 2017, the Brightstar Prepaid Agreement was amended to extend the term until August 2020.
Sprint and Brightstar entered into a Statement of Work regarding Brightstar’s provision of fourth-party logistics services pursuant to which Brightstar charges Sprint a per-device fee. During fiscal year 2018, Sprint incurred approximately $64.9 million in fees payable to Brightstar and reimbursed Brightstar for approximately $4.8 million in pass through costs. Sprint also received a credit from Brightstar in the amount of $413,432 in fiscal year 2018. To facilitate this arrangement with Brightstar, Sprint extended a $1 billion credit line to Brightstar to assist with the purchasing and distribution by Brightstar of devices and under the credit line. Sprint and Brightstar, however, amended the credit line in July 2016, whereby (1) Brightstar sources devices through Sprint, and (2) the credit line described above was reduced from $1 billion to $700 million. No interest is payable under the credit line and no interest was paid during fiscal year 2018. The maximum amount that has been outstanding on the credit line was approximately $890 million on December 15, 2014, the maximum amount that was outstanding on the credit line during fiscal year 2018 was approximately $456.7 million on November 19, 2018, and the amount outstanding as of March 31, 2019 was approximately $162.1 million. During fiscal year 2018, the Audit Committee or the RPTC, as the case may be, approved various amendments and modifications to the fourth-party logistics services arrangement, including, in August 2018, approval of a short-term extension of the arrangement for a term ending December 31, 2019.
Since January 20, 2015, we have entered into a series of ordinary course transactions between Sprint and Brightstar whereby Sprint purchases handsets from Brightstar pursuant to the fourth-party logistics services arrangement described above. These purchases result from repurchasing product previously sold to Brightstar in order to fulfill Sprint’s inventory needs and third-party channel returns pursuant to the agreement. We incurred expenses payable to Brightstar of approximately $100 million pursuant to this arrangement during fiscal year 2018.
Effective August 1, 2015, Sprint and Brightstar entered into Statements of Work (Postpaid Buyback SOW and Postpaid Reverse SOW) pursuant to which Brightstar provides device buyback, trade-in technology, and related services. Effective August 1, 2017, the Postpaid Buyback SOW and Postpaid Reverse SOW were amended to extend the terms until July 2020. For fiscal year 2018, Sprint incurred expenses payable to Brightstar of approximately $23.5 million pursuant to the Postpaid Buyback SOW and Postpaid Reverse SOW. During fiscal year 2018, the Audit Committee or the RPTC, as the case may be, approved various amendments and modifications to the device buyback arrangement.
Effective August 14, 2017, Sprint and Brightstar entered into a Statement of Work (Original COS Accessories SOW) whereby Brightstar provides turnkey outsourcing of accessory sales in all company owned (COR) stores, business direct, telesales, and web sales. Under the Original COS Accessories SOW, Sprint transferred to Brightstar all collected accessory sale proceeds and, in return, Sprint generally received from Brightstar a fixed amount of accessory product revenue for each device activation. The Original COS Accessories SOW was terminated on July 31, 2018 and replaced by a new COS Accessories SOW effective as of August 1, 2018 (New COS Accessories SOW). Prior to being replaced, during fiscal year 2018, Sprint recognized approximately $66.3 million in revenues under the Original COS Accessories SOW and transferred to Brightstar approximately $78.2 million in collected accessory sale proceeds. Under the New COS Accessories SOW, Sprint and Brightstar each receive a share of the profits associated with the sale of accessory inventory owned by Brightstar. During fiscal year 2018, Sprint earned a net revenue share of approximately $127.5 million under the New COS Accessories SOW and transferred to Brightstar approximately $167.2 million in collected accessory sale proceeds. In May 2019, the Audit Committee approved a one year extension of the New COS Accessories SOW.
In August 2018, the Audit Committee approved the participation of a wholly-owned subsidiary of Brightstar in Sprint’s weekly pre-owned device auction process (the “Sprint Auction Process”). During fiscal year 2018, Brightstar’s wholly-owned subsidiary purchased devices totaling $841,318 in the Sprint Auction Process. In April 2019, the Audit Committee approved the participation of Brightstar in the Sprint Auction Process. Sprint expects that the total amount of purchases made by Brightstar in the Sprint Auction Process will be greater than $120,000 in fiscal year 2019.
In August 2018, the Audit Committee approved the purchase from time to time of certain pre-owned devices from Brightstar under certain conditions in order to fulfill Sprint’s inventory needs. Sprint expects the total amount of purchases under this arrangement to be greater than $120,000 in fiscal year 2019.
Effective November 21, 2014, Sprint and Brightstar entered into a Sublease Agreement whereby Brightstar leases approximately 7,500 square feet at Sprint’s campus in Overland Park, Kansas. Sprint is expected to receive $167,670 in base rent during the remaining term ending March 31, 2020. Brightstar will also pay for certain operating costs and property taxes. In fiscal year 2018, Sprint received $218,420 under the Sublease Agreement.
Independence of Directors
Our board is currently comprised of ten members, five of whom are independent under NYSE rules (Messrs. Bethune, Doyle, Genachowski and Kappes and Ms. Tucker). Admiral Mullen was independent under NYSE rules for a portion of fiscal year 2018 but ceased to be independent effective as of June 1, 2018, the date he was appointed as Chairman of the SoftBank Advisory Board. Admiral Mullen currently serves on our Compensation Committee and our Nominating Committee and is not considered an independent director.
As a matter of practice, our board undertakes an annual review of director independence. During this review, our board considers all transactions and relationships between each director or any member of his or her immediate family and the companies by which they are employed as an executive officer (if applicable) to determine whether they have any relationships with our Company and its affiliates. The purpose of this review is to determine whether any such relationships or transactions are considered “material relationships” that would be inconsistent with a determination that a director is independent. Our board has not adopted any “categorical standards” for assessing independence, preferring instead to consider and disclose existing relationships with non-management directors and the Company. Our board observes all criteria for independence established by NYSE.

Item 14.        Principal Accounting Fees and Services
The Audit Committee appointed Deloitte & Touche LLP ("Deloitte") as our independent registered public accounting firm for fiscal year 2018. Deloitte has served as the independent registered accounting firm of Sprint Corporation (formerly known as Starburst II, Inc.) since its formation in 2012.
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
The following table provides the fees billed for professional services rendered by Deloitte for fiscal years 2017 and 2018. The Audit Committee determined that the non-audit services rendered by Deloitte were compatible with maintaining its independence as our auditors. The Audit Committee pre-approved all of the services described below.
The most significant engagement giving rise to the non-audit related services is in connection with an FCC order (the FCC Order) for which a Deloitte affiliate serves as a subcontractor of the FCC. This FCC Order provides for an independent Transition Administrator (TA) to oversee the band reconfiguration process on behalf of the FCC. In 2009, Deloitte Consulting LLP, one of Deloitte’s affiliates (Deloitte Consulting), entered into a subcontractor agreement with the TA to provide certain services to the TA on behalf of the FCC and not Sprint. Sprint is obligated to fund implementation of the FCC Order and, therefore, pays the fees of the TA and Deloitte Consulting. Accordingly, the Audit Committee did not engage the Deloitte affiliate or otherwise approve those services. The interaction between Deloitte Consulting and Sprint under the subcontractor agreement is limited to routine interactions of exchanging factual information relevant to Deloitte Consulting’s or Sprint’s obligations under the FCC Order. Deloitte Consulting has no obligation to provide services to or for Sprint. In addition, the FCC is the only entity that can compel any obligation. Sprint does not supervise, direct, manage, or otherwise have any responsibility or accountability for Deloitte Consulting’s products or services under the subcontractor agreement with the TA, other than to pay the costs associated with the FCC Order. Given the nature of this relationship with Deloitte and Deloitte Consulting, the Audit Committee concluded that payments made pursuant to the FCC Order do not affect the independence of Deloitte with respect to its audits.

	Fiscal Year ended March 31, 2019	Fiscal Year ended March 31, 2018

Audit Fees(1)	$13.4 million	$11.5 million

Audit-Related Fees(2)	$0.2 million	$0.6 million

Tax Fees	$.03 million	$0.2 million

All Other Fees(3)	$5.2 million	$6.2 million
(1) For professional services rendered for the audit of our consolidated financial statements, the audit of the effectiveness of internal control over financial reporting, the review of the consolidated financial statements, and the audits of certain subsidiaries for statutory reporting purposes.

(2)	For professional audit-related services rendered to us, generally related to other attestation services.

(3)
Represents amounts paid by Sprint directly to Deloitte Consulting for work performed on behalf of the FCC pursuant to the FCC Order during fiscal years 2017 and 2018. No other non-audit fees were paid to Deloitte.

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
Date: July 26, 2019

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
						*

10.18	Guarantee and Collateral Agreement, dated October 27, 2016, among Deutsche Bank Trust Company Americas, Sprint Spectrum PledgeCo LLC, Sprint Spectrum PledgeCo II LLC, Sprint Spectrum PledgeCo III LLC, Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC.	8-K	001-04721	10.1	11/2/2016

10.19	Intra-Company Spectrum Lease Agreement, dated as of October 27, 2016, among Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate HoldCo LLC, Sprint Intermediate HoldCo II LLC, Sprint Intermediate HoldCo III LLC and the guarantors named therein	8-K	001-04721	10.2	11/2/2016

10.20	First Amendment to Intra-Company Spectrum Lease Agreement, dated as of March 12, 2018, among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate HoldCo LLC, Sprint Intermediate HoldCo II LLC, Sprint Intermediate HoldCo III LLC and the guarantors named therein	8-K	001-04721	10.1	3/12/2018

10.21	Second Amendment to Intra-Company Spectrum Lease Agreement, dated as of June 6, 2018, among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate HoldCo LLC, Sprint Intermediate HoldCo II LLC, Sprint Intermediate HoldCo III LLC, Sprint Corporation and the subsidiary guarantors named on the signature pages thereto	8-K	001-04721	10.1	6/6/2018

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.22	Warrant Agreement for Sprint Corporation Common Stock, dated as of July 10, 2013, by and between Sprint Corporation and Starburst I, Inc.	8-K	001-04721	10.6	7/11/2013

10.23	Support Agreement, dated as of April 29, 2018, by and among Deutsche Telekom AG, Deutsche Telekom Holding B.V., Sprint Corporation and SoftBank Group. Corp.	8-K	001-04721	10.1	4/30/2018

(10) Executive Compensation Plans and Arrangements

10.24	Form of Award Agreement (awarding stock options) under the 2014 Long-Term Incentive Plan for executive officers with Sprint employment agreements	10-Q	001-04721	10.11	8/8/2014

10.25	Form of Award Agreement (awarding stock options) under the 2014 Long-Term Incentive Plan to executive officers other than those with Sprint employment agreements	10-Q	001-04721	10.12	8/8/2014

10.26	Form of Turnaround Incentive Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan for certain executive officers in exchange for reduced long-term incentive opportunities	10-Q	001-04721	10.6	11/9/2015

10.27	Form of Turnaround Incentive Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan for certain executive officers	10-Q	001-04721	10.7	11/9/2015

10.28	Form of Award Agreement (awarding stock options) under the 2015 Omnibus Incentive Plan to executive officers other than those with Sprint employment agreements	10-Q	001-04721	10.8	11/9/2015

10.29	Amended and Restated Employment Agreement, dated July 2, 2018, by and between Marcelo Claure and Sprint Corporation	8-K	001-04721	10.2	7/2/2018

10.30	Amended and Restated Employment Agreement, dated July 2, 2018, by and between Michel Combes and Sprint Corporation	8-K	001-04721	10.3	7/2/2018

10.31	Employment Offer Letter, dated July 2, 2018, by and between Andrew M. Davies and Sprint Corporation	8-K	001-04721	10.1	7/2/2018

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.32	Employment Agreement, executed as of January 19, 2017, between Nestor Cano and Sprint Corporation	8-K	001-04721	10.1	1/24/2017

10.33	Employment Agreement, effective September 6, 2013 by and between Sprint Corporation and Brandon Dow Draper	10-Q	001-04721	10.25	11/6/2013

10.34	First Amendment to Employment Agreement, dated February 21, 2014, by and between Sprint Corporation and Brandon Dow Draper	10-KT	001-04721	10.78	5/27/2014

10.35	Employment Agreement, dated January 2, 2016, by and between Sprint Corporation and Jorge Gracia	10-Q	001-04721	10.12	2/4/2016

10.36	Employment Agreement, effective May 20, 2014, by and between Sprint Corporation and John C. Saw	10-Q	001-04721	10.1	8/8/2014

10.37	First Amendment to Employment Agreement, effective October 20, 2014, by and between Sprint Corporation and John C. Saw	10-Q	001-04721	10.3	11/6/2014

10.38	Second Amendment to Employment Agreement, effective July 27, 2015, by and between Sprint Corporation and John C. Saw	10-Q	001-04721	10.1	11/9/2015

10.39	Third Amendment to Amended Employment Agreement, effective December 15, 2017, by and between John C. Saw and Sprint Corporation	10-Q	001-04721	10.6	2/6/2018

10.40	Fourth Amendment to Employment Agreement, dated August 8, 2018, by and between John C. Saw and Sprint Corporation	10-Q	001-04721	10.4	11/7/2018

10.41	Amended and Restated Agreement Regarding Special Compensation and Post Employment Restrictive Covenants, dated December 31, 2008, by and between Sprint Nextel Corporation and Paul W. Schieber	10-K	001-04721	10.80	2/24/2014

10.42	First Amendment to Amended and Restated Agreement Regarding Special Compensation and Post Employment Restrictive Covenants, dated December 11, 2012, by and between Sprint Nextel Corporation and Paul W. Schieber	10-K	001-04721	10.81	2/24/2014

10.43	Retention Award Letter for Paul Schieber effective October 17, 2017	10-Q	001-04721	10.7	2/6/2018

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.44	Employment Agreement, dated May 31, 2015, by and between Sprint Corporation and Kevin Crull	10-Q	001-04721	10.3	8/7/2015

10.45	Amendment to Employment Agreement, effective January 3, 2018, by and between Kevin Crull and Sprint Corporation	8-K	001-04721	10.3	1/4/2018

10.46	Summary of Compensation Committee approval of additional monthly flight hours as provided under the Amended and Restated Employment Agreement, effective as of August 11, 2015, by and between Sprint Corporation and Raul Marcelo Claure	10-Q	001-04721	10.3	8/9/2016

10.47	Form of Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan with covenants and restrictions to executive officers	10-Q	001-04721	10.4	8/9/2016

10.48	Form of Turnaround Incentive Award Agreement (awarding performance-based restricted stock units) under the 2015 Omnibus Incentive Plan for certain executive officers with proration after two years	10-Q	001-04721	10.6	8/9/2016

10.49	Form of Turnaround Incentive Award Agreement (awarding performance-based restricted stock units) under the 2015 Omnibus Incentive Plan with proration after two years	10-Q	001-04721	10.1	11/1/2016

10.50	Form of Turnaround Incentive Award Agreement (awarding performance-based restricted stock units) under the 2015 Amended and Restated Omnibus Incentive Plan	10-Q	001-04721	10.2	8/3/2017

10.51	Form of Award Agreement (awarding stock options) under the 2015 Amended and Restated Omnibus Incentive Plan with covenants and restrictions to executive officers without special compensation arrangements	10-Q	001-04721	10.3	8/3/2017

10.52	Form of Award Agreement (awarding stock options) under the 2015 Amended and Restated Omnibus Incentive Plan with covenants and restrictions to executive officers with special compensation arrangements	10-Q	001-04721	10.4	8/3/2017

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.53	Form of Award Agreement (awarding restricted stock units) under the 2015 Amended and Restated Omnibus Incentive Plan with covenants and restrictions to executive officers	10-Q	001-04721	10.5	8/3/2017

10.54	Form of Award Agreement (awarding performance-based restricted stock units) under the 2015 Amended and Restated Omnibus Incentive Plan with covenants and restrictions to executive officers	10-Q	001-04721	10.6	8/3/2017

10.55	Sprint Corporation 2007 Omnibus Incentive Plan	8-K	001-04721	10.2	9/20/2013

10.56	Sprint Corporation Amended and Restated 2015 Omnibus Incentive Plan	10-Q	001-04721	10.1	2/6/2017

10.57	Sprint Corporation Change in Control Severance Plan	10-K	001-04721	10.88	5/17/2016

10.58	Sprint Corporation Deferred Compensation Plan, as amended and restated effective September 26, 2014	10-Q	001-04721	10.2	11/6/2014

10.59	Executive Deferred Compensation Plan, as amended and restated effective January 1, 2008	10-K	001-04721	10.35	2/27/2009

10.60	Summary of Director Compensation Programs	10-Q	001-04721	10.19	11/6/2013

10.61	Director's Deferred Fee Plan, as amended and restated effective January 1, 2008	10-K	001-04721	10.37	2/27/2009

10.62	Form of Award Agreement (awarding restricted stock units) under the 2007 Omnibus Incentive Plan for non-employee directors	10-Q	001-04721	10.10	5/9/2007

10.63	Form of Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan for non-employee directors	10-Q	001-04721	10.5	11/9/2015

10.64	Form of Election to Defer Delivery of Shares Subject to RSUs (Outside Directors)	10-K	001-04721	10.95	5/17/2016

10.65	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain of its directors	8-K	001-04721	10.1	7/11/2013

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.66	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain of its officers	8-K	001-04721	10.2	7/11/2013

10.67	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain individuals who serve as both a director and officer of Sprint Corporation	8-K	001-04721	10.3	7/11/2013

(21) Subsidiaries of the Registrant

21	Subsidiaries of the Registrant					*

(23) Consents of Experts and Counsel

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

(31) and (32) Officer Certifications

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.3	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					***

31.4	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					***

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

_________________

*	Previously filed or furnished, as required, with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on May 29, 2019.

**
Filing excludes certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

***	Filed or furnished, as required.