Form 10-Q
period 2019-06-30
SPRINT Corp
filed 2019-08-08
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-Q
—————————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
COMMON SHARES OUTSTANDING AT AUGUST 6, 2019:

Sprint Corporation Common Stock	4,092,896,454

SPRINT CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2019	2019
	(in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,869	$6,982
Short-term investments	—	67
Accounts and notes receivable, net of allowance for doubtful accounts and deferred interest of $373 and $363, respectively	3,558	3,554
Device and accessory inventory	726	999
Prepaid expenses and other current assets	1,436	1,289
Total current assets	10,589	12,891
Property, plant and equipment, net	20,556	21,201
Costs to acquire a customer contract	1,631	1,559
Operating lease right-of-use assets	7,054	—
Intangible assets
Goodwill	4,598	4,598
FCC licenses and other	41,474	41,465
Definite-lived intangible assets, net	1,525	1,769
Other assets	1,119	1,118
Total assets	$88,546	$84,601
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,672	$3,961
Accrued expenses and other current liabilities	3,048	3,597
Current operating lease liabilities	1,680	—
Current portion of long-term debt, financing and finance lease obligations	2,889	4,557
Total current liabilities	11,289	12,115
Long-term debt, financing and finance lease obligations	35,073	35,366
Long-term operating lease liabilities	5,913	—
Deferred tax liabilities	7,563	7,556
Other liabilities	2,540	3,437
Total liabilities	62,378	58,474
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.01 per share, 9.0 billion authorized, 4.092 billion and 4.081 billion issued, respectively	41	41
Paid-in capital	28,323	28,306
Treasury shares, at cost	(2)	—
Accumulated deficit	(1,832)	(1,883)
Accumulated other comprehensive loss	(414)	(392)
Total stockholders' equity	26,116	26,072
Noncontrolling interests	52	55
Total equity	26,168	26,127
Total liabilities and equity	$88,546	$84,601
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended
	June 30,
	2019	2018
	(in millions, except per share amounts)
Net operating revenues:
Service	$5,563	$5,740
Equipment sales	1,220	1,173
Equipment rentals	1,359	1,212
	8,142	8,125
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	1,710	1,677
Cost of equipment sales	1,341	1,270
Cost of equipment rentals (exclusive of depreciation below)	225	124
Selling, general and administrative	1,907	1,867
Depreciation - network and other	1,120	1,023
Depreciation - equipment rentals	1,029	1,136
Amortization	118	171
Other, net	237	42
	7,687	7,310
Operating income	455	815
Other (expense) income:
Interest expense	(619)	(637)
Other income, net	28	42
	(591)	(595)
(Loss) income before income taxes	(136)	220
Income tax benefit (expense)	22	(47)
Net (loss) income	(114)	173
Less: Net loss attributable to noncontrolling interests	3	3
Net (loss) income attributable to Sprint Corporation	$(111)	$176

Basic net (loss) income per common share attributable to Sprint Corporation	$(0.03)	$0.04
Diluted net (loss) income per common share attributable to Sprint Corporation	$(0.03)	$0.04
Basic weighted average common shares outstanding	4,087	4,010
Diluted weighted average common shares outstanding	4,087	4,061

Other comprehensive (loss) income, net of tax:
Net unrealized holding losses on securities and other	$(3)	$(8)
Net unrealized holding (losses) gains on derivatives	(21)	10
Net unrecognized net periodic pension and other postretirement benefits	2	2
Cumulative effect of accounting change	—	(8)
Other comprehensive loss	(22)	(4)
Comprehensive (loss) income	$(136)	$169
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(114)	$173
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairments	210	—
Depreciation and amortization	2,267	2,330
Provision for losses on accounts receivable	117	57
Share-based and long-term incentive compensation expense	35	40
Deferred income tax (benefit) expense	(33)	39
Amortization of long-term debt premiums, net	(16)	(33)
Loss on disposal of property, plant and equipment	225	124
Deferred purchase price from sale of receivables	—	(170)
Other changes in assets and liabilities:
Accounts and notes receivable	(121)	273
Inventories and other current assets	456	421
Operating lease right-of-use assets	414	—
Accounts payable and other current liabilities	(660)	(766)
Current and long-term operating lease liabilities	(460)	—
Non-current assets and liabilities, net	(136)	(197)
Other, net	60	139
Net cash provided by operating activities	2,244	2,430
Cash flows from investing activities:
Capital expenditures - network and other	(1,189)	(1,132)
Capital expenditures - leased devices	(1,516)	(1,817)
Expenditures relating to FCC licenses	(9)	(59)
Proceeds from sales and maturities of short-term investments	—	810
Purchases of short-term investments	67	(2,464)
Proceeds from sales of assets and FCC licenses	182	133
Proceeds from deferred purchase price from sale of receivables	—	170
Other, net	(3)	(10)
Net cash used in investing activities	(2,468)	(4,369)
Cash flows from financing activities:
Proceeds from debt and financings	1,061	1,370
Repayments of debt, financing and finance lease obligations	(2,919)	(1,415)
Debt financing costs	(12)	(248)
Proceeds from issuance of common stock, net	(17)	—
Other, net	—	(2)
Net cash used in financing activities	(1,887)	(295)
Net decrease in cash, cash equivalents and restricted cash	(2,111)	(2,234)
Cash, cash equivalents and restricted cash, beginning of period	7,063	6,659
Cash, cash equivalents and restricted cash, end of period	$4,952	$4,425
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Three Months Ended June 30, 2019
	Common Stock		Paid-in Capital	Treasury Shares		(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance, March 31, 2019	4,081	$41	$28,306	—	$—	$(1,883)	$(392)	$55	$26,127
Net loss						(111)		(3)	(114)
Other comprehensive loss, net of tax							(22)		(22)
Issuance of common stock, net	11	—	(15)	—	(2)				(17)
Share-based compensation expense			35						35
Other, net			(3)						(3)
Cumulative effect of accounting change			—			162		—	162
Balance, June 30, 2019	4,092	$41	$28,323	—	$(2)	$(1,832)	$(414)	$52	$26,168

	Three Months Ended June 30, 2018
	Common Stock		Paid-in Capital	Treasury Shares		(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance, March 31, 2018	4,005	$40	$27,884	—	$—	$(1,255)	$(313)	$63	$26,419
Net income (loss)						176		(3)	173
Other comprehensive income, net of tax							4		4
Issuance of common stock, net	8		2	1	(4)				(2)
Share-based compensation expense			40						40
Capital contribution by SoftBank			1						1
Cumulative effect of accounting changes						1,315	(8)		1,307
Other, net			3						3
Increase (decrease) attributable to noncontrolling interests			8					(8)	—
Balance, June 30, 2018	4,013	$40	$27,938	1	$(4)	$236	$(317)	$52	$27,945
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation and Other Information
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. All normal recurring adjustments considered necessary for a fair presentation have been included. Certain disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended March 31, 2019. Unless the context otherwise requires, references to "Sprint," "we," "us," "our" and the "Company" mean Sprint Corporation and its consolidated subsidiaries for all periods presented, and references to "Sprint Communications" are to Sprint Communications, Inc. and its consolidated subsidiaries.
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
Business Combination Agreement
On April 29, 2018, we announced that we entered into a Business Combination Agreement with T-Mobile US, Inc. (T-Mobile) to merge in an all-stock transaction for a fixed exchange ratio of 0.10256 of T-Mobile shares for each Sprint share, or the equivalent of 9.75 Sprint shares for each T-Mobile share (Merger Transaction). Immediately following the Merger Transaction, Deutsche Telekom AG and SoftBank Group Corp. are expected to hold approximately 42% and 27% of fully-diluted shares of the combined company, respectively, with the remaining 31% of the fully-diluted shares of the combined company held by public stockholders. The board of directors will consist of 14 directors, of which nine will be nominated by Deutsche Telekom AG, four will be nominated by SoftBank Group Corp., and the final director will be the CEO of the combined company. The combined company will be named T-Mobile. The Merger Transaction is subject to customary closing conditions, including certain state and federal regulatory approvals. Sprint and T-Mobile completed the Hart-Scott-Rodino filing with the Department of Justice (DOJ) on May 24, 2018. On June 18, 2018, the parties filed with the Federal Communications Commission (FCC) the merger applications, including the Public Interest Statement. On July 18, 2018, the FCC accepted the applications for filing and established a public comment period for the Merger Transaction. The formal comment period concluded on October 31, 2018. On May 20, 2019, to facilitate the FCC’s review and approval of the FCC license transfers associated with the proposed Merger Transaction, we and T-Mobile filed with the FCC a written ex parte presentation (the Presentation) relating to the proposed Merger Transaction. The Presentation included proposed commitments from us and T-Mobile. Following the Presentation, we received statements of support for the Merger Transaction by the FCC Chairman Ajit Pai and Commissioners Carr and O’Rielly. Formal action on the Merger Transaction by the FCC remains pending. The Merger Transaction received clearance from the Committee on Foreign Investment in the United States on December 17, 2018.
On July 26, 2019, the DOJ and five State Attorneys General filed an action in the United States District Court for the District of Columbia that would resolve their objections to the Merger Transaction. The Merger Transaction has received approval from 18 of the 19 state public utility commissions. The parties are awaiting further regulatory approvals, and resolution of litigation filed by the Attorneys General of 14 states and the District of Columbia seeking to block the Merger Transaction. Sprint and T-Mobile also announced agreements with DISH Network Corporation (DISH) in which new T-Mobile will divest Sprint’s prepaid businesses (excluding the Assurance brand Lifeline customers and the prepaid wireless customers of Shenandoah Telecommunications Company and Swiftel Communications, Inc.) and Sprint’s 800 MHz spectrum assets to DISH for a total of approximately $5.0 billion. Additionally, upon the closing of the divestiture transaction, new T-Mobile will provide DISH wireless customers access to its network for up to seven years and offer standard transition

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

services arrangements to DISH during a transition period of up to three years. DISH will also have an option to take on leases for certain cell sites and retail locations that are decommissioned by the new T-Mobile, subject to any assignment restrictions. The transactions with DISH are contingent on the successful closing of T-Mobile’s merger with Sprint, among other closing conditions. Additionally, the parties to the Business Combination Agreement extended the Outside Date (as defined in the Business Combination Agreement) to November 1, 2019, or, if the Marketing Period (as defined in the Business Combination Agreement) is in effect at such time, then the Outside Date will be January 2, 2020.

Note 2.	New Accounting Pronouncements
Accounting Pronouncements Adopted During the Current Year
In February 2016, the Financial Accounting Standards Board (FASB) issued new authoritative literature, Leases (Topic 842), and has subsequently modified several areas of the standard in order to provide additional clarity and improvements. The new standard supersedes much of the existing lease guidance (Topic 840) to enhance the transparency and comparability of financial reporting related to leasing arrangements. This guidance requires lessees, among other things, to recognize right-of-use (ROU) assets and lease liabilities on their balance sheet for all leases. The criteria for distinguishing leases between finance and operating are substantially similar to criteria for distinguishing between capital leases and operating leases in previous lease guidance. In July 2018, the FASB made targeted improvements to the standard, including providing an additional and optional transition method. Under this method, an entity initially applies the standard at the adoption date, including the election of certain transition reliefs, and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption.
The Company adopted this standard beginning on April 1, 2019 using the modified retrospective transition method such that the comparative period financial statements and disclosures were not adjusted. Results for reporting periods beginning after April 1, 2019 are presented under Topic 842, while amounts reported under prior periods have not been adjusted and continue to be reported under accounting standards in effect for those periods. See Note 7. Leases for additional information related to operating and financing leases, including qualitative and quantitative disclosures required under Topic
842.
The new standard provides for a number of optional practical expedients in transition. We elected the package of practical expedients as defined by the standard that allows an entity not to reassess:

•	whether expired or existing contracts contain leases under the new definition of a lease;

•	lease classification for expired or existing leases; and

•	whether previously capitalized initial direct costs would qualify for capitalization under Topic 842.
Additionally, the Company elected the permitted practical expedient to use hindsight in determining the lease term under the new standard and the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements under existing agreements.
The most significant change from adopting the new standard involved recognizing ROU assets and lease liabilities for operating leases which resulted in a material impact to our consolidated balance sheet. As of the adoption date, we recognized ROU assets in the amount of $7.4 billion and related liabilities in current liabilities of $1.8 billion and a long-term lease liability in the amount of $6.3 billion. This impact is inclusive of the following:

•
the recognition of the lease liability and ROU assets for operating leases that were not previously recorded. The ROU asset was adjusted for recognized balances associated with operating leases, including prepaid and deferred rent, cease-use liabilities and favorable or unfavorable intangible assets; and

•	the impact of our election to apply hindsight in determining the lease term, such that our lease liability generally only includes payments for the initial non-cancelable lease term.
As the Company has elected the modified retrospective transition method, any assets and liabilities that were recognized solely as a result of a transaction where the Company was the deemed owner during construction were derecognized at transition for completed construction sites. The Company funded certain construction costs which were concluded to be prepaid lease payments; consequently, such amounts were carried over at their depreciated balance of

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

approximately $0.6 billion and included in the associated finance lease ROU assets, which is included within "Property, Plant and Equipment, net" in the consolidated balance sheets.
Additionally, the Company is party to several leaseback arrangements. Under the transition provision of Topic 842, we were required to reassess the previously failed sale-leasebacks of certain Sprint-owned wireless communication tower sites and determine whether the transfer of the assets to the tower operator under the arrangement met the transfer of control criteria in the revenue standard and the new leasing standard and whether a sale should be recognized. We concluded that a sale should be recognized for the approximately 1,750 remaining tower sites transferred to a third-party under an agreement that closed in 2008. Upon adoption on April 1, 2019, we derecognized our existing long-term financial obligation and the tower-related property and equipment associated with these previously failed sale-leaseback tower sites and recognized a lease liability and ROU asset for the leaseback of the tower sites. The impacts from the change in accounting conclusion are a decrease to accumulated deficit of $104 million, a decrease in liabilities of $108 million and a decrease in property, plant and equipment, net of $4 million upon transition to Topic 842.
For lease arrangements where we are the lessor, the adoption of the standard did not have a material impact. While the standard modifies the classification and accounting for sales-type and direct finance leases, substantially all of the Company's current handset leases are classified as operating leases. If terms remain consistent with the Company’s current leasing program, we do not expect material sales-type or direct financing leases in future periods.
The cumulative after-tax effect of the changes made to our consolidated balance sheet for the adoption of Topic 842 effective for the Company on April 1, 2019 were as follows:

	March 31, 2019	Effects of the adoption of Topic 842	April 1, 2019
	(in millions)
ASSETS
Current assets:
Prepaid expenses and other current assets	$1,289	$(111)	$1,178
Property, plant and equipment	41,740	(31)	41,709
Accumulated depreciation	(20,539)	27	(20,512)
Property, plant and equipment, net	21,201	(4)	21,197
Operating lease right-of-use assets	—	7,358	7,358
Definite-lived intangible assets, net	1,769	(119)	1,650
Other assets	1,118	(1)	1,117
LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and other current liabilities	$3,597	$(178)	$3,419
Current operating lease liabilities	—	1,813	1,813
Current portion of long-term debt, financing and finance lease obligations	4,557	(43)	4,514
Long-term debt, financing and finance lease obligations	35,366	(67)	35,299
Long-term operating lease liabilities	—	6,263	6,263
Deferred tax liabilities	7,556	46	7,602
Other liabilities	3,437	(873)	2,564
Stockholders' equity:
(Accumulated deficit) retained earnings	(1,883)	162	(1,721)

In June 2018, the FASB issued authoritative guidance regarding Compensation - Stock Compensation, which expands the scope of ASC Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The Company adopted this standard on April 1, 2019 with no impact to our consolidated financial statements at the date of adoption.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued authoritative guidance regarding Financial Instruments - Credit Losses and has subsequently modified several areas of the standard in order to provide additional clarity and improvements. The new standard requires entities to use a Current Expected Credit Loss impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost within the scope of the standard. The entity's estimate would consider relevant information about past events, current conditions and reasonable and supportable forecasts, which will result in recognition of lifetime expected credit losses. The standard will be effective for the Company's fiscal year beginning April 1, 2020, including interim reporting periods within that fiscal year, although early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
The following table summarizes the installment receivables:

	June 30, 2019	March 31, 2019
	(in millions)
Installment receivables, gross	$1,332	$1,212
Deferred interest	(74)	(71)
Installment receivables, net of deferred interest	1,258	1,141
Allowance for credit losses	(234)	(215)
Installment receivables, net	$1,024	$926

Classified in the consolidated balance sheets as:
Accounts and notes receivable, net	$758	$679
Other assets	266	247
Installment receivables, net	$1,024	$926

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The balance and aging of installment receivables on a gross basis by credit category were as follows:

	June 30, 2019			March 31, 2019
	Prime	Subprime	Total	Prime	Subprime	Total
	(in millions)			(in millions)
Unbilled	$722	$521	$1,243	$667	$459	$1,126
Billed - current	43	24	67	43	22	65
Billed - past due	10	12	22	10	11	21
Installment receivables, gross	$775	$557	$1,332	$720	$492	$1,212

Activity in the deferred interest and allowance for credit losses for the installment receivables was as follows:

	Three Months Ended	Twelve Months Ended
	June 30, 2019	March 31, 2019
	(in millions)
Deferred interest and allowance for credit losses, beginning of period	$286	$323
Adjustment to deferred interest on short- and long-term installment receivables due to adoption of revenue recognition standard on April 1, 2018	—	(50)
Bad debt expense	50	116
Write-offs, net of recoveries	(32)	(118)
Change in deferred interest on short- and long-term installment receivables	4	15
Deferred interest and allowance for credit losses, end of period	$308	$286

Note 4.	Financial Instruments
The Company carries certain assets and liabilities at fair value. Fair value is defined as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs based on the observability as of the measurement date, is as follows: quoted prices in active markets for identical assets or liabilities; observable inputs other than the quoted prices in active markets for identical assets and liabilities; and unobservable inputs for which there is little or no market data, which require the Company to develop assumptions of what market participants would use in pricing the asset or liability.
The carrying amount of cash equivalents, accounts and notes receivable, and accounts payable approximates fair value. Short-term investments are recorded at amortized cost and the respective carrying amounts approximate the fair value that would be determined primarily using quoted prices in active markets. Sprint did not hold any short-term investments as of June 30, 2019. As of March 31, 2019, short-term investments consisted of $67 million of commercial paper. The fair value of marketable equity securities, totaling $1 million for both periods ended June 30, 2019 and March 31, 2019, are measured on a recurring basis using quoted prices in active markets. Current and long-term debt inclusive of our other financings are carried at amortized cost.
Debt for which estimated fair value is determined based on unobservable inputs primarily represents borrowings under our secured equipment credit facilities, and sales of receivables under our Accounts Receivable Facility (Receivables Facility). See Note 8. Long-Term Debt, Financing and Finance Lease Obligations for additional information. The carrying amounts associated with these borrowings approximate fair value.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents carrying amounts and estimated fair values of current and long-term debt and financing obligations:

	Carrying amount at June 30, 2019	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt and financing obligations	$38,335	$35,601	$198	$4,076	$39,875

	Carrying amount at March 31, 2019	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt and financing obligations	$40,193	$36,642	$197	$3,970	$40,809

Note 5.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment, leased devices and other long-lived assets used to provide service to our subscribers. Non-cash accruals included in property, plant and equipment (excluding leased devices) totaled $1.1 billion and $987 million as of June 30, 2019 and 2018, respectively.
The following table presents the components of property, plant and equipment and the related accumulated depreciation:

	June 30, 2019	March 31, 2019
	(in millions)
Land	$107	$246
Network equipment, site costs and related software	25,110	24,967
Buildings and improvements	392	856
Leased devices, non-network internal use software, office equipment and other	12,448	12,627
Construction in progress	2,919	3,044
Less: accumulated depreciation	(20,420)	(20,539)
Property, plant and equipment, net	$20,556	$21,201

Network equipment, site costs and related software includes switching equipment, cell site towers, site development costs, radio frequency equipment, network software, digital fiber optic cable, transport facilities and transmission-related equipment. Also included within this component are finance lease ROU assets, which primarily consist of prepayments of site rental costs for leases with an immaterial remaining lease obligation. Buildings and improvements principally consist of owned general office facilities, retail stores and leasehold improvements. Non-network internal use software, office equipment, leased devices and other primarily consists of furniture, information technology systems, equipment and vehicles, and leased devices. Construction in progress, which is not depreciated until placed in service, primarily includes materials, transmission and related equipment, labor, engineering, site development costs, interest and other costs relating to the construction and development of our network.
Sprint offers a leasing program to its customers whereby qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to return the device, continue leasing the device, or purchase the device. As of June 30, 2019, substantially all of our device leases were classified as operating leases. Purchases of leased devices are reported as cash outflows for "Capital expenditures - leased devices" in the consolidated statements of cash flows. The devices are then depreciated using the straight-line method to their estimated residual value generally over the term of the lease.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents leased devices and the related accumulated depreciation:

	June 30, 2019	March 31, 2019
	(in millions)
Leased devices	$10,770	$10,972
Less: accumulated depreciation	(4,346)	(4,360)
Leased devices, net	$6,424	$6,612

During the three-month periods ended June 30, 2019 and 2018, we had non-cash transfers of returned leased devices from property, plant and equipment to device and accessory inventory at the lower of net book value or their estimated fair value of $236 million and $163 million, respectively. Non-cash accruals included in leased devices totaled $156 million and $221 million as of June 30, 2019 and 2018, respectively.
During the three-month periods ended June 30, 2019 and 2018, we recorded $225 million and $124 million, respectively, of loss on disposal of property, plant and equipment, net of recoveries. Net losses that resulted from the write-off of leased devices were primarily associated with lease cancellations prior to the scheduled customer lease terms where customers did not return the devices to us. Such losses are included in "Cost of equipment rentals" in our consolidated statements of comprehensive (loss) income.
On June 27, 2019, the Company entered into a sale and leaseback agreement for our Overland Park, Kansas campus. The sale closed and the leaseback began on July 9, 2019. As of June 30, 2019, the Company determined that the asset should be classified as held-for-sale and measured at the lower of its carrying amount or fair value less cost to sell resulting in the recognition of a non-cash impairment of approximately $207 million included in "Other, net" within the consolidated statements of comprehensive (loss) income.

Note 6.	Intangible Assets
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist of FCC licenses, which were acquired primarily through FCC auctions and business combinations, certain of our trademarks, and goodwill. At June 30, 2019, we held 800 MHz, 1.9 GHz and 2.5 GHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. Accordingly, we have concluded that FCC licenses are indefinite-lived intangible assets. Our Sprint and Boost Mobile trademarks have also been identified as indefinite-lived intangible assets. Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations.
The following provides the activity of indefinite-lived intangible assets within the consolidated balance sheets:

	March 31, 2019	Net Additions	June 30, 2019
	(in millions)
FCC licenses	$37,430	$9	$37,439
Trademarks	4,035	—	4,035
Goodwill(1)	4,598	—	4,598
	$46,063	$9	$46,072

_________________

(1)	Through March 31, 2019 accumulated impairment losses for goodwill were $2.0 billion. There were no additional accumulated impairment losses for the quarter ended June 30, 2019.
Assessment of Impairment
Our annual impairment testing date for goodwill and indefinite-lived intangible assets is January 1 of each year; however, we test for impairment between our annual tests if an event occurs or circumstances change that indicate that the asset may be impaired, or in the case of goodwill, that the fair value of the reporting unit is below its carrying amount. Our most recent test for impairment of goodwill was completed at January 1, 2019 and we concluded that the carrying value of

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the Wireless reporting unit exceeded its estimated fair value by $2.0 billion. As a result, a goodwill impairment charge was recorded in our consolidated statements of operations for the year ended March 31, 2019. During the three-month period ended June 30, 2019, we did not record any further impairment to goodwill, nor did we record any impairment to other indefinite-lived intangible assets.
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
Intangible Assets Subject to Amortization
Customer relationships are amortized using the sum-of-the-months' digits method, while all other definite-lived intangible assets are amortized using the straight-line method over the estimated useful lives of the respective assets. We reduce the gross carrying value and associated accumulated amortization when specified intangible assets become fully amortized. Amortization expense related to favorable spectrum is recognized in "Cost of services" in our consolidated statements of comprehensive (loss) income.

		June 30, 2019			March 31, 2019
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)
Customer relationships	5 to 8 years	$6,563	$(6,139)	$424	$6,563	$(6,029)	$534
Other intangible assets:
Favorable spectrum leases	23 years	807	(202)	605	763	(150)	613
Favorable tower leases(1)	—	—	—	—	335	(215)	120
Trademarks	2 to 34 years	520	(93)	427	520	(89)	431
Other	5 to 10 years	139	(70)	69	137	(66)	71
Total other intangible assets		1,466	(365)	1,101	1,755	(520)	1,235
Total definite-lived intangible assets		$8,029	$(6,504)	$1,525	$8,318	$(6,549)	$1,769

_________________

(1)
During the three-month period ended June 30, 2019, the Company adopted the new leasing standard and as a result, favorable tower leases were reclassed to ROU assets on the consolidated balance sheets. See Note 2. New Accounting Pronouncements and Note 7. Leases for further information.

Note 7.	Leases
Leases (Topic 842) Disclosures
Lessee
We have operating and finance leases as a lessee for network equipment, cell sites, co-locations, dark fiber, office buildings, retail stores and kiosks, fleet vehicles, switch sites/points of presence, and office equipment and furniture. These leases, with few exceptions, provide for automatic renewal options and escalations that are either fixed or based on the consumer price index. Our leases have remaining lease terms of 1 to 20 years, some of which may include options to extend the leases for up to 20 years, and some of which may include options to terminate the leases within one year. Network equipment typically has initial non-cancelable terms of five to ten years with similar renewal options; however, extensions longer than ten years do occur. Cell sites generally have an initial non-cancelable lease term of five years with one to four renewal options to extend the lease in five-year increments. Retail stores generally have an initial non-cancelable lease term ranging from three to ten years with renewal options in five-year increments. Fleet vehicles generally have an initial non-cancelable lease term of three years with monthly renewal options to extend the lease. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Our lease term for accounting purposes is generally

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the initial non-cancelable lease term. We recognize lease expense for operating leases and amortization expense on finance leases on a straight-line basis over the lease term.
We determine if an arrangement is a lease at contract inception. A contract is or contains a lease if the contract conveys the right to control the identified asset for a period of time in exchange for consideration. The right to control an asset is defined as the right to obtain substantially all of the economic benefits from the use of the identified asset and includes the right to direct the use of the identified asset. Identified assets are either explicitly specified in the contract, or are implicitly identified. Implicit identification includes a lease provision where a space or dimension is defined in the contract. This provision becomes explicit when equipment is physically placed on the respective space.
For those identified leases, the Company records them on the balance sheet as ROU assets and corresponding lease liabilities. ROU assets represent our right to use an underlying asset for the lease term, and the lease liability represents our obligation to make lease payments arising from the lease. Finance leases have historically been recorded in "Property, plant and equipment, net" in the consolidated balance sheets. Under the new standard, finance lease assets are included in the ROU asset account within "Property, plant and equipment, net" in the consolidated balance sheets. The associated lease liabilities for our finance leases are immaterial. The ROU asset and lease liability for operating leases are initially measured and recorded at the present value of the expected future lease payments at contract commencement or modification. For finance leases, the lease liability is initially measured in the same manner and date as for operating leases and is subsequently measured at amortized cost using the effective interest method. As of June 30, 2019 and April 1, 2019, ROU assets recorded under finance leases were $612 million and $613 million, respectively, and accumulated depreciation associated with finance leases was $77 million and $58 million, respectively.
The Company's lease portfolio is broad. Some leases include real estate taxes, common area maintenance, and management fees in the annual rental payments, while in other leases these amounts are charged separately. For all asset classes where the Company is the lessee, we have elected to not separate lease and non-lease components within a contract as defined under the new standard, instead separate lease and non-lease components are accounted for as a single lease component.
We utilize the Company's estimated incremental borrowing rate to discount future payments in the calculation of the lease liability and ROU asset. The Company determines the rates using a portfolio approach based on our current secured borrowings in order to approximate the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collaterized basis for a term similar to the lease term. The Company updates the rate monthly for new leases.
Operating lease costs are recognized on the income statement on a straight-line basis over the lease term, with operating lease costs being recorded to cost of services or selling, general and administrative expense based on the primary use of the leased asset. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. Finance lease costs are recorded to depreciation expense, and interest expense is recognized using the effective interest rate method and included in interest expense in our consolidated statements of comprehensive (loss) income. Certain of our leases may require variable lease payments based on external indicators, including real estate taxes, common area charges and utility usage. These variable rent payments for both operating and finance leases are not included in the measurement of the lease liability and are expensed in the period incurred.
In 2005, Sprint entered into a lease leaseback arrangement with a third party that was subsequently acquired by Crown Castle International (CCI) whereby the third party would lease from us approximately 5,700 cell sites, which included the towers and related assets under a Master Lease (Master Lease Sites) and otherwise manage another 970 sites until which time those sites may be leased to CCI (Managed Sites). The term of the arrangement was 32 years and provides no renewal options. Sprint leases back space on certain of these towers. For those Master Lease Sites, CCI has assumed all rights and obligations that arise under the ground leases. As Sprint is only contingently liable for future ground lease payments for these sites, obligations for these ground leases are not included in Sprint’s operating lease liabilities. For those Managed Sites, while CCI is required to make all cash payments to the landlord during the term of the arrangement, Sprint was not relieved of the primary obligation under the ground leases. Obligations during the term of the arrangement for these ground leases are included in operating lease liabilities of approximately $201 million and $207 million as of June 30, 2019 and April 1, 2019, respectively. Additionally, because Sprint has no future cash payments under these leases, they have been excluded from the tabular disclosures on weighted average remaining lease term and discount rate.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of lease expense were as follows:

Three Months Ended
June 30, 2019
(in millions)
Operating lease expense	$530
Finance lease expense:
Amortization of right-to-use assets	18
Interest on lease liabilities	1
Total finance lease expense	19
Variable lease expense	15
Total lease expense	$564
The supplemental components of cash flows were as follows:

Three Months Ended
June 30, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2
Operating cash flows from operating leases	576
Financing cash flows from finance leases	1
Total cash paid for amounts included in the measurement of lease liabilities	$579
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for lease obligations	$113
Information relating to the lease term and discount rate excluding the Managed Sites is as follows:

Three Months Ended
June 30, 2019
Weighted average remaining lease term (years)
Operating leases	5.4
Weighted average remaining discount rate
Operating leases	6.2%

Maturities of operating lease liabilities as of June 30, 2019 were as follows:

(in millions)
Remainder of fiscal year ending March 31, 2020	$1,580
Fiscal year ending March 31, 2021	2,187
Fiscal year ending March 31, 2022	1,640
Fiscal year ending March 31, 2023	1,133
Fiscal year ending March 31, 2024	770
Thereafter	1,783
Total lease payments	9,093
Less imputed interest	(1,500)
Total	$7,593

Lessor
Substantially all leases where the Company is the lessor are classified as operating leases under the previous literature. Due to the Company’s election of the various practical expedients, we did not reassess the lease classification of existing leases upon adoption of Topic 842. The Company will continue to recognize the underlying asset and recognize lease

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

income over the lease term. As of April 1, 2019, an immaterial amount of our handset leases met the criteria to be classified as direct financing or sales-type leases under the previous literature. We do not expect a material amount of new leases to be classified as direct financing or sales-type leases subsequent to adoption of Topic 842 if terms remain consistent with the Company’s current leasing program.
For handset leases, we separate lease and non-lease components within a contract as defined under Topic 842. The total consideration in the contract is allocated to each separate lease component and non-lease component based on each component's relative selling price, using observable standalone prices, or by maximizing other observable information. Each lease component is accounted for separately from the non-lease components of a contract.
The term of our handset leases are generally 18 months, and the customer is able to extend the lease on a month-to-month basis after the initial lease term. There is no early termination option; if the customer exits the service agreement early the remaining lease payments become immediately payable at that point. At the termination or expiration of a customer lease, the customer may purchase the leased device or return the device to the Company. As of June 30, 2019 and April 1, 2019, our estimated residual value of handsets under current operating leases was approximately $3.3 billion and $3.2 billion, respectively.
Accounting for device leases involves specific determinations under applicable lease accounting standards. These determinations affect the timing of revenue recognition and the timing and classification of the related cost of the device. If a lease is classified as an operating lease, revenue is recognized ratably over the lease term and the leased asset is included in "Property, plant and equipment, net" in the consolidated balance sheets and depreciated to its estimated residual value generally over the lease term. If the lease is classified as a sales-type lease, revenue is recognized at the commencement of the lease with a corresponding charge to cost of equipment sales. If the lease is classified as a direct-financing lease, there is no related revenue or cost of equipment sales recorded and the net investment in a leased asset is reported. The critical elements that we consider in determining the classification of our leased devices are the economic life and the fair value of the device, including the estimated residual value. For the purposes of assessing the economic life of a device, we consider both internal and external datasets including, but not limited to, the length of time subscribers use our devices, sales trends post launch, and transactions in the secondary market as there is currently a significant after-market for used wireless devices.
Adjustments to residual values of leased devices are recognized as a revision in depreciation estimates. We estimate that a 10% increase or decrease in the estimated residual values of devices under operating leases at June 30, 2019 would not have a material effect on depreciation expense over the next twelve months. For the quarter-ended June 30, 2019, the effects of changes in the estimated residual value of devices currently under operating leases have been immaterial.
Leases (Topic 840) Disclosures
As the result of adopting Topic 842 using the modified retrospective transition method, we did not restate the periods prior to the adoption date of April 1, 2019. These periods continue to be presented in accordance with Topic 840. See Note 2. New Accounting Pronouncements for further information.
Lessee
As of March 31, 2019, the minimum estimated amounts due under operating leases and capital leases were as follows:

Future Minimum Commitments	Operating Leases	Capital Leases and Financing Obligations
	(in millions)
Fiscal year ending March 31, 2020	$2,277	$262
Fiscal year ending March 31, 2021	2,199	150
Fiscal year ending March 31, 2022	1,793	92
Fiscal year ending March 31, 2023	1,358	44
Fiscal year ending March 31, 2024	1,039	12
Thereafter	3,101	—
Total lease payments	$11,767	$560

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases
Our rental commitments for operating leases, including lease renewals that are reasonably assured, consisted mainly of leases for cell and switch sites, real estate, information technology and network equipment and office space. Total rental expense was $2.8 billion, $2.7 billion, and $3.1 billion, for the years ended March 31, 2019, 2018 and 2017, respectively.
Tower Financing
During 2008, we sold and subsequently leased back approximately 3,000 cell sites, of which approximately 1,750 remained as of March 31, 2019. Terms extend through 2021, with renewal options for an additional 20 years. These cell sites were previously reported as part of "Property, plant and equipment, net" in our consolidated balance sheets due to our continued involvement with the property sold, and the transaction was accounted for as a financing. The financing obligation as of March 31, 2019 was $109 million.
Upon adoption of the new leasing standard, we were required to reassess the previously failed sale-leasebacks and determine whether the transfer of the assets to the tower operator under the arrangement met the transfer of control criteria in the revenue standard and whether a sale should be recognized. We concluded that a sale had occurred and therefore, we derecognized our existing long-term financial obligation and the tower-related property and equipment associated with these sites as part of the cumulative effect adjustment on April 1, 2019.

Note 8.	Long-Term Debt, Financing and Finance Lease Obligations

	Interest Rates			Maturities			June 30, 2019	March 31, 2019
							(in millions)
Notes
Senior notes
Sprint Corporation	7.13	-	7.88%	2021	-	2026	$12,000	$12,000
Sprint Communications, Inc.	6.00	-	11.50%	2020	-	2022	4,780	4,780
Sprint Capital Corporation	6.88	-	8.75%	2028	-	2032	4,475	6,204
Senior secured notes
Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC	3.36	-	5.15%	2021	-	2028	5,906	6,125
Guaranteed notes
Sprint Communications, Inc.	7.00%			2020			1,000	1,000
Credit facilities
Secured revolving bank credit facility	4.69%			2021			—	—
Secured term loans	4.94	-	5.44%	2024			5,900	5,915
PRWireless term loan	7.58%			2020			200	198
Export Development Canada (EDC)	4.65%			2019			300	300
Secured equipment credit facilities	3.53	-	4.26%	2021	-	2022	556	661
Accounts receivable facility	3.58	-	3.78%	2021			2,837	2,607
Financing obligations, finance lease and other obligations	2.35	-	12.00%	2019	-	2026	407	538
Net premiums and debt financing costs							(399)	(405)
							37,962	39,923
Less current portion							(2,889)	(4,557)
Long-term debt, financing and finance lease obligations							$35,073	$35,366

 As of June 30, 2019, Sprint Corporation, had $12.0 billion in aggregate principal amount of senior notes outstanding. In addition, as of June 30, 2019, the outstanding principal amount of the senior notes issued by Sprint Communications and Sprint Capital Corporation, the guaranteed notes issued by Sprint Communications, Sprint Communications' secured term loans and secured revolving bank credit facility, the EDC agreement, the secured equipment

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

credit facilities, the Receivables Facility, and certain other obligations collectively totaled $20.2 billion in principal amount of our long-term debt. Sprint Corporation fully and unconditionally guaranteed such indebtedness, which was issued by 100% owned subsidiaries. Although certain financing agreements restrict the ability of Sprint Communications and its subsidiaries to distribute cash to Sprint Corporation, the ability of the subsidiaries to distribute cash to their respective parents, including to Sprint Communications, generally is not restricted.
Cash interest payments, net of amounts capitalized of $17 million and $15 million, totaled $542 million and $602 million during the three-month periods ended June 30, 2019 and 2018, respectively.
Notes
As of June 30, 2019, our outstanding notes consisted of senior notes and guaranteed notes, all of which are unsecured, as well as senior secured notes associated with our spectrum financing transactions. Cash interest on all of the notes is payable semi-annually in arrears with the exception of the spectrum financing senior secured notes, which is payable quarterly. As of June 30, 2019, $28.2 billion aggregate principal amount of the notes was redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.
As of June 30, 2019, $23.7 billion aggregate principal amount of our senior notes, senior secured notes, and guaranteed notes provided holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in the applicable indentures and supplemental indentures) occurs. In May 2018, we successfully completed consent solicitations with respect to certain series of Sprint Corporation, Sprint Communications, and Sprint Capital Corporation senior notes. As a result of the Sprint Corporation and Sprint Communications consent solicitations, the proposed merger transaction with T-Mobile, if consummated, will not constitute a change of control as defined in the applicable indentures governing the notes.
In May 2019, Sprint Capital Corporation retired $1.7 billion aggregate principal amount upon maturity of its outstanding 6.900% Senior Notes.
Spectrum Financings
In October 2016, certain subsidiaries of Sprint Communications, which were not "Restricted Subsidiaries" under Sprint Capital Corporation's indentures, transferred certain directly held and third-party leased spectrum licenses (collectively, Spectrum Portfolio) to wholly-owned bankruptcy-remote special purpose entities (collectively, Spectrum Financing SPEs). The Spectrum Portfolio, which represented approximately 14% of Sprint's total spectrum holdings on a MHz-pops basis, was used as collateral to raise an initial $3.5 billion in senior secured notes (2016 Spectrum-Backed Notes) bearing interest at 3.36% per annum under a $7.0 billion securitization program. The 2016 Spectrum-Backed Notes are repayable over a five-year term, with interest-only payments over the first four quarters and amortizing quarterly principal payments thereafter commencing December 2017 through September 2021. During the three-month period ended June 30, 2019, we made scheduled principal repayments of $219 million, resulting in a total principal amount outstanding related to the 2016 Spectrum-Backed Notes of $2.0 billion as of June 30, 2019, of which $875 million was classified as "Current portion of long-term debt, financing and finance lease obligations" in the consolidated balance sheets.
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
Simultaneously with the October 2016 offering, Sprint Communications entered into a long-term lease with the Spectrum Financing SPEs for the ongoing use of the Spectrum Portfolio. The spectrum lease is accounted for as an executory contract. Sprint Communications is required to make monthly lease payments to the Spectrum Financing SPEs at a market

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

rate. The lease payments, which are guaranteed by Sprint Corporation and certain subsidiaries (none of which are "Restricted Subsidiaries" under Sprint Capital Corporation's indentures) of Sprint Communications (and are secured together with the obligations under another transaction document by substantially all of the assets of such entities on a pari passu basis up to an aggregate cap of $3.5 billion with the grant of security under the secured term loan and revolving bank credit facility and EDC (as defined below) agreement), are sufficient to service all outstanding series of the senior secured notes and the lease also constitutes collateral for the senior secured notes. Because the Spectrum Financing SPEs are wholly-owned Sprint subsidiaries, these entities are consolidated and all intercompany activity has been eliminated.
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
In June 2018, we obtained consent under the spectrum-backed senior secured notes indenture to amend the indenture such that the proposed merger transaction with T-Mobile, if consummated, will not constitute a change of control as defined in the indenture.
Credit Facilities
Secured Term Loan and Revolving Bank Credit Facility
On February 3, 2017, we entered into a $6.0 billion credit agreement, consisting of a $4.0 billion, seven-year secured term loan (Initial Term Loan) that matures in February 2024 and a $2.0 billion secured revolving bank credit facility that expires in February 2021. As of June 30, 2019, $120 million in letters of credit were outstanding under the secured revolving bank credit facility, including the letter of credit required by the Report and Order. See Note 12. Commitments and Contingencies for additional information. As a result of the outstanding letters of credit, which directly reduce the availability of borrowings, the Company had approximately $1.9 billion of borrowing capacity available under the secured revolving bank credit facility as of June 30, 2019. The bank credit facility requires a ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the bank credit facility (adjusted EBITDA), not to exceed 3.75 to 1.0 through the fiscal quarter ending December 31, 2019. The Leverage Ratio must not exceed 3.5 to 1.0 for the fiscal quarter ended March 31, 2020 and each fiscal quarter ending thereafter through expiration of the facility. The Initial Term Loan has an interest rate equal to LIBOR plus 250 basis points and the secured revolving bank credit facility has an interest rate equal to LIBOR plus a spread that varies depending on the Leverage Ratio. During the three-month period ended June 30, 2019, we made principal repayments on the Initial Term Loan totaling $10 million resulting in a total principal amount outstanding for the Initial Term Loan of $3.9 billion as of June 30, 2019.
In consideration of the Initial Term Loan, we entered into a five-year fixed-for-floating interest rate swap on a $2.0 billion notional amount that has been designated as a cash flow hedge. The effective portion of changes in fair value are recorded in "Other comprehensive (loss) income" in the consolidated statements of comprehensive (loss) income and the ineffective portion, if any, is recorded as "Interest expense" in current period earnings in the consolidated statements of comprehensive (loss) income. The fair value of the interest rate swap was a liability of $15 million and an asset of $13 million as of June 30, 2019 and March 31, 2019, respectively, which was recorded in "Other liabilities" and "Other assets," respectively, in the consolidated balance sheets.
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
PRWireless Term Loan
During the three-month period ended December 31, 2017, Sprint and PRWireless PR, Inc. completed a transaction to combine their operations in Puerto Rico and the U.S. Virgin Islands into a new entity. Prior to the formation of the new entity, PRWireless PR, Inc. had incurred debt under a secured term loan, which became debt of the new entity upon the transaction close. The secured term loan bears interest at 5.25% plus LIBOR and expires in June 2020. Any amounts repaid

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

early may not be drawn again. During the three-month period ended June 30, 2019, the joint venture borrowed $2 million and made principal repayments of less than $1 million resulting in a total principal amount outstanding of $200 million as of June 30, 2019. Sprint has provided an unsecured guarantee of repayment of the secured term loan obligations. The secured portion of the facility is limited to assets of the joint venture as the borrower.
EDC Agreement
As of June 30, 2019, the EDC agreement provided for security and covenant terms similar to our secured term loan and revolving bank credit facility. However, under the terms of the EDC agreement, repayments of outstanding amounts cannot be redrawn. As of June 30, 2019, the total principal amount outstanding under the EDC facility was $300 million.
Secured Equipment Credit Facilities
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provided for the ability to finance network equipment-related purchases from Nokia Solutions and Networks US LLC, USA. During the three-month period ended June 30, 2019, we made principal repayments totaling $13 million on the facility resulting in a total principal amount of $79 million outstanding as of June 30, 2019.
K-sure
The K-sure secured equipment credit facility provides for the ability to finance network equipment-related purchases from Samsung Telecommunications America, LLC. In October 2018, we amended the secured equipment credit facility to extend the borrowing availability through September 2019. Such borrowings are contingent upon the amount and timing of network equipment-related purchases made by Sprint. During the three-month period ended June 30, 2019, we made principal repayments totaling $72 million on the facility resulting in a total principal amount of $378 million outstanding as of June 30, 2019.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provided for the ability to finance network equipment-related purchases from Alcatel-Lucent USA Inc. During the three-month period ended June 30, 2019, we made principal repayments totaling $20 million on the facility resulting in a total principal amount of $99 million outstanding as of June 30, 2019.
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
Accounts Receivable Facility
Transaction Overview
Our Receivables Facility provides us the opportunity to sell certain wireless service receivables, installment receivables, and future amounts due from customers who lease certain devices from us to unaffiliated third parties (the Purchasers). The maximum funding limit under the Receivables Facility is $4.5 billion. While we have the right to decide how much cash to receive from each sale, the maximum amount of cash available to us varies based on a number of factors and, as of June 30, 2019, represents approximately 49% of the total amount of the eligible receivables sold to the Purchasers. As of June 30, 2019, the total amount outstanding under our Receivables Facility was $2.8 billion and the total amount available to be drawn was $649 million. However, subsequent to June 30, 2019, Sprint repaid $2.3 billion under the Receivables Facility reducing amounts outstanding to $537 million. In February 2017, the Receivables Facility was amended and Sprint regained effective control over the receivables transferred to the Purchasers by obtaining the right, under certain circumstances, to repurchase them. Subsequent to the February 2017 amendment, all proceeds received from the Purchasers in exchange for the transfer of our wireless service and installment receivables are recorded as borrowings. Repayments and borrowings under the Receivables Facility are reported as financing activities in the consolidated statements of cash flows. All cash collected on repurchased receivables subsequent to the February 2017 amendment was recognized in investing activities in the consolidated statements of cash flows. In June 2018, the Receivables Facility was amended to, among other things, extend the maturity date to June 2020, increase the maximum funding limit by $200 million, reduce financing costs,

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

add month-to-month lease receivables as eligible receivables for leases that extend past their original lease term, and change the Purchasers' commitment allocations. The Purchasers' commitments are allocated 22% to wireless service receivables and 78% to a combined pool of installment receivables, future lease receivables and month-to-month lease receivables. In June 2019, the Receivables Facility was further amended to extend the maturity date to February 2021. During the three-month period ended June 30, 2019, we drew $1.0 billion and repaid $800 million to the Purchasers.
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
Transaction Structure
Sprint contributes certain wireless service, installment and future lease receivables, as well as the associated leased devices, to Sprint's wholly-owned consolidated bankruptcy-remote special purpose entities (SPEs). At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, installment and future lease receivables to the Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life. As of June 30, 2019, wireless service, installment and lease receivables contributed to the SPEs and included in "Accounts and notes receivable, net" in the consolidated balance sheets were $2.6 billion and the long-term portion of installment receivables included in "Other assets" in the consolidated balance sheets was $248 million. As of June 30, 2019, the net book value of devices contributed to the SPEs was $6.4 billion.
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
Financing Obligations, Finance Lease and Other Obligations
Tower Financing
During 2008, we sold and subsequently leased back approximately 3,000 cell sites, of which approximately 1,750 remained as of March 31, 2019. Terms extend through 2021, with renewal options for an additional 20 years. These cell sites were previously reported as part of "Property, plant and equipment, net" in our consolidated balance sheets due to our continued involvement with the property sold, and the transaction was accounted for as a financing. The financing obligation as of March 31, 2019 was $109 million.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Upon adoption of the new leasing standard, we were required to reassess the previously failed sale-leasebacks and determine whether the transfer of the assets to the tower operator under the arrangement met the transfer of control criteria in the revenue standard and whether a sale should be recognized. We concluded that a sale had occurred and therefore, we derecognized our existing long-term financial obligation and the tower-related property and equipment associated with these sites as part of the cumulative effect adjustment on April 1, 2019. Refer to Note 7. Leases for additional information.
Finance Lease and Other Obligations
In May 2016, Sprint closed on a transaction with Shentel to acquire one of our wholesale partners, NTELOS Holdings Corporation (nTelos). The total consideration for this transaction included $181 million, on a net present value basis, of notes payable to Shentel. Sprint will satisfy its obligations under the notes payable over an expected term of five to six years, of which the remaining obligation is $141 million as of June 30, 2019. The remainder of our finance lease and other obligations of $25 million and $241 million as of June 30, 2019, respectively are primarily for the use of wireless network equipment.
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
As of June 30, 2019, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in the maturities being accelerated.
Under our secured revolving bank credit facility, we are currently restricted from paying cash dividends because our ratio of total indebtedness to adjusted EBITDA (each as defined in the applicable agreements) exceeds 2.5 to 1.0.

Note 9.	Revenues from Contracts with Customers
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
The following table presents disaggregated reported revenue by category:

	Three Months Ended
	June 30,
	2019	2018
	(in millions)
Service revenue
Postpaid	$4,199	$4,188
Prepaid	843	982
Wholesale, affiliate and other	285	294
Wireline	236	276
Total service revenue	5,563	5,740
Equipment sales	1,220	1,173
Equipment rentals	1,359	1,212
Total revenue	$8,142	$8,125

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Contract Assets and Liabilities
The relationship between the satisfaction of our performance obligations and collection of payments from the customer will vary depending upon the type of contract. In Wireless subsidized contracts, payment related to equipment performance obligations is partially collected upfront and partially collected over the related service period resulting in a contract asset position at contract inception. In traditional Wireless installment billing contracts, the full amount of consideration related to equipment performance obligations is recognized as a receivable at contract inception and collected ratably in accordance with payment terms attached to the installment note. Traditional Wireless installment billing contracts are subject to an accounting contract duration of one month and therefore, do not result in the recognition of a contract position. In Wireless installment billing contracts that include a substantive termination penalty such as when customers receive a monthly service credit to offset monthly payments against applicable installment billing notes, the amount of the total transaction price that is allocated to equipment performance obligations is less than the amount recognized as a noncontingent receivable from the customer at contract inception resulting in a contract liability position. In Wireless leasing contracts, the amount of cash received at inception is generally larger than the amount of upfront revenue allocated and recognized as rental income. This results in a contract liability at contract inception, which is often partially composed of deferred rental income. In prepaid contracts initiated in our indirect channel, customers may purchase a device at a discount.
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
The following table presents the opening and closing balances of our contract assets, contract liabilities, and receivables balances, as well as capitalized costs associated with contracts with customers:

	June 30,	March 31,
	2019	2019
	(in millions)
Contract assets and liabilities
Contract assets(1)	$997	$928
Billed trade receivables	2,659	2,690
Unbilled trade receivables	1,031	945
Contract liabilities	995	1,009

Other related assets
Capitalized costs to acquire a customer contract:
Sales commissions - beginning balance	$1,559
Sales commissions - additions	289
Amortization of capitalized sales commissions	(217)
Net costs to acquire a customer contract	$1,631
 _________________

(1)	The fluctuation correlates directly to the execution of new customer contracts and invoicing and collections from customers in the normal course of business.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenue recognized during the three-month periods ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,
	2019	2018
	(in millions)
Amounts included in the beginning of period contract liability balance	$886	$867

Remaining Performance Obligations
The aggregate amount of total transaction price allocated to performance obligations in contracts existing as of the balance sheet date, which are wholly or partially unsatisfied as of the end of the reporting period, and the expected time frame for satisfaction of those wholly or partially unsatisfied performance obligations, are as follows:

(in millions)
Remainder of fiscal year ending March 31, 2020	$6,383
Fiscal year ending March 31, 2021	2,224
Thereafter	21
Total	$8,628

The amounts disclosed above relate to the allocation of revenue amongst performance obligations in contracts existing as of the balance sheet date, and not to any differences between the timing of revenue recognition and recognition of receivables or cash collection. As a result, those amounts are not necessarily reflected as a contract liability as of the balance sheet date. Included in the above amounts are $2.3 billion for the year ending March 31, 2020 and $687 million for the year ending March 31, 2021, respectively, related to the allocation of the total transaction price to future operating lease revenues. Additionally, amounts disclosed above include estimates of variable consideration, where applicable.
Our Wireless contracts generally do not involve variable consideration, other than expected adjustments to the total transaction price related to future price concessions and product returns and service refunds, all of which we are able to reasonably estimate at contract inception based upon historical experience with similar contracts and similar types of customers. In accordance with the practical expedients:

•
the amounts disclosed above do not include revenue allocated to wholly or partially unsatisfied performance obligations for which the accounting contract duration at contract inception is less than 12 months, which includes expected revenues from traditional installment billing contracts with a one-month accounting contract duration;

•
the amounts disclosed above do not include variable consideration resulting from monthly customer charges intended to partially recover taxes imposed on the Company, including fees related to the Universal Service Fund. Such fees are based on the customer's estimated monthly voice usage and are therefore, allocated to corresponding distinct months of Wireless services; and

•
the amounts disclosed above do not include variable consideration resulting from monthly charges to Wireless wholesale customers. Such fees are based on the customer's monthly usage of capacity and are therefore, allocated to corresponding distinct months of Wireless services.

Wireline contracts are generally not subject to significant amounts of variable consideration, other than charges intended to partially recover taxes imposed on the Company, including fees related to the Universal Service Fund. Such fees are based on the customer's estimated monthly usage and are therefore, allocated to corresponding distinct months of Wireline services and recognized as revenue when invoiced in accordance with the practical expedient. Our Wireline contracts do typically provide the customer with monthly options to purchase goods or services at prices commensurate with the standalone selling prices for those goods or services as determined at contract inception.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Severance and Exit Costs
Severance and exit costs consist of severance costs associated with reductions in our work force, and access exit costs related to payments that will continue to be made under our backhaul access contracts for which we will no longer receive any economic benefit.
The following provides the activity in the severance and exit costs liability included in "Accounts payable," "Accrued expenses and other current liabilities" and "Other liabilities" within the consolidated balance sheets. The net expenses are included in "Other, net" within the consolidated statements of comprehensive (loss) income:

	March 31, 2019	Net Expense		Cash Payments and Other	June 30, 2019
	(in millions)
Severance costs	$6	$—		$(3)	$3
Access exit costs	36	27	(1)	(19)	44
	$42	$27		$(22)	$47
 _________________

(1)	For the three-month period ended June 30, 2019, we recognized costs of $27 million (Wireless only) as "Severance and exit costs."
We continually refine our network strategy and evaluate other potential network initiatives to improve the overall performance of our network. As it relates to our network strategy, lease exit costs are now under the scope of Topic 842 and part of our evaluation of the remaining amortization period for the ROU asset, which is also subject to asset impairment testing. Additionally, major cost cutting initiatives are expected to continue to reduce operating expenses and improve our operating cash flows. As a result of these ongoing activities, we may incur future material charges associated with lease and access exit costs, severance, asset impairments, and accelerated depreciation, among others.

Note 11.	Income Taxes
The differences that caused our effective income tax rates to differ from the 21% U.S. federal statutory rate for income taxes were as follows:

	Three Months Ended June 30,
	2019	2018
	(in millions)
Income tax benefit (expense) at the federal statutory rate	$29	$(46)
Effect of:
State income taxes, net of federal income tax effect	5	(15)
State law changes, net of federal income tax effect	—	24
Increase deferred tax liability for organizational restructuring	—	(13)
Credit for increasing research activities	4	—
Change in federal and state valuation allowance	(14)	6
Other, net	(2)	(3)
Income tax benefit (expense)	$22	$(47)
Effective income tax rate	16.2%	21.4%

Income tax benefit of $22 million for the three-month period ended June 30, 2019 represented a consolidated effective tax rate of 16%. During the period, we recognized a $14 million tax expense for federal and state valuation allowance. This expense partially offsets the tax benefit recognized from the pre-tax book loss at the U.S. federal statutory tax rate.
Income tax expense of $47 million for the three-month period ended June 30, 2018 represented a consolidated effective tax rate of 21%. During the period, we recognized a $24 million tax benefit for the impact of state law changes enacted during the period, partially offset by a $13 million tax expense attributable to organizational restructuring. These adjustments were primarily driven by the change in carrying value of our deferred tax assets and liabilities on temporary differences.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2019 and March 31, 2019, we maintained unrecognized tax benefits of $244 million and $242 million, respectively. Cash paid for income taxes, net was $27 million and $39 million for the three-month periods ended June 30, 2019 and 2018, respectively.

Note 12.	Commitments and Contingencies
Litigation, Claims and Assessments
On April 22, 2019, a purported stockholder of the Company filed a putative class action complaint in the Southern District of New York against the Company and two of our executive officers, captioned Meneses v. Sprint Corporation, et al. On June 5, 2019, a second purported stockholder of the Company filed a putative class action complaint in the Southern District of New York against the Company and two of our executive officers, captioned Soloman v. Sprint Corporation, et al. The complaints in the Meneses and Solomon actions allege that the Company and the two executive officers violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 by issuing untrue statements related to certain postpaid net subscriber additions. The complaints seek damages and reasonable attorneys fees. The Company believes the lawsuits are without merit. On June 24, 2019, the Meneses action was voluntarily dismissed.
On April 19, 2012, the New York Attorney General filed a complaint alleging that Sprint Communications had fraudulently failed to collect and pay sales taxes on the sale of wireless telephone services since July 2005. Although Sprint has settled the dispute with the State of New York, eight related stockholder derivative suits have been filed against Sprint Communications and certain of its current and former officers and directors. Each suit alleges generally that the individual defendants breached their fiduciary duties to Sprint Communications and its stockholders by allegedly permitting, and failing to disclose, the actions alleged in the suit filed by the New York Attorney General. One suit, filed by the Louisiana Municipal Police Employees Retirement System, was dismissed by a federal court. Two suits were filed in state court in Johnson County, Kansas and one of those suits was dismissed as premature; and five suits are pending in federal court in Kansas. The remaining Kansas suits have been stayed pending resolution of the Attorney General's suit. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
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
The minimum cash obligation was $2.8 billion under the Report and Order. We are, however, obligated to continue to pay the full amount of the costs relating to the reconfiguration plan, although those costs have exceeded $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The letter of credit was

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

initially $2.5 billion, but has been reduced during the course of the proceeding to $78 million as of June 30, 2019. Since the inception of the program, we have incurred payments of approximately $3.6 billion directly attributable to our performance under the Report and Order, including $2 million during the three-month period ended June 30, 2019. When incurred, substantially all costs are accounted for as additions to FCC licenses with the remainder as property, plant and equipment. Based on our expenses to date and on third party administrator's audits, we have exceeded the $2.8 billion minimum cash obligation required by the FCC. On October 12, 2017, the FCC released a Declaratory Ruling that we have met the minimum cash obligation under the Report and Order and concluded that Sprint will not be required to make any payments to the U.S. Treasury.
We have recently reported to the FCC that virtually all of the public safety reconfiguration is complete across the country, including along the southern border markets, which had been delayed due to coordination efforts with Mexico. Accordingly, Sprint has received its full allotment of replacement spectrum in the 800 MHz band and Sprint faces no impediments in deploying 3G CDMA and 4G LTE on this spectrum in combination with its spectrum in the 1.9 GHz and 2.5 GHz bands. A small number of non-public safety operators must still complete certain retuning work and complete administrative tasks in states along the southern border, however, these remaining activities do not impact Sprint's operations.

Note 13.	Per Share Data
The computation of basic and diluted net (loss) income per common share attributable to Sprint was as follows:

	Three Months Ended
	June 30,
	2019	2018
	(in millions, except per share amounts)
Net (loss) income	$(114)	$173
Less: Net loss attributable to noncontrolling interests	3	3
Net (loss) income attributable to Sprint	$(111)	$176

Basic weighted average common shares outstanding	4,087	4,010
Effect of dilutive securities:
Options and restricted stock units	—	47
Warrants(1)	—	4
Diluted weighted average common shares outstanding	4,087	4,061

Basic net (loss) income per common share attributable to Sprint	$(0.03)	$0.04
Diluted net (loss) income per common share attributable to Sprint	$(0.03)	$0.04

Potentially dilutive securities:
Outstanding stock options(2)	90	9
 _________________

(1)
For the three-month period ended June 30, 2018, dilutive securities attributable to warrants include 2 million shares issuable under the warrant held by SoftBank. At the close of the merger with SoftBank, the warrant was issued at $5.25 per share. On July 10, 2018, SoftBank exercised its warrant in full to purchase 55 million shares of Sprint common stock for $287 million.

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
Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2019
Net operating revenues	$7,901	$236	$5	$8,142
Inter-segment revenues(1)	—	71	(71)	—
Total segment operating expenses(2)	(4,864)	(307)	71	(5,100)
Segment earnings	$3,037	$—	$5	3,042
Less:
Depreciation - network and other				(1,120)
Depreciation - equipment rentals				(1,029)
Amortization				(118)
Merger costs(2)				(83)
Other, net(3)				(237)
Operating income				455
Interest expense				(619)
Other income, net				28
Loss before income taxes				$(136)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2018
Net operating revenues	$7,845	$276	$4	$8,125
Inter-segment revenues(1)	—	62	(62)	—
Total segment operating expenses(2)	(4,527)	(380)	62	(4,845)
Segment earnings (loss)	$3,318	$(42)	$4	3,280
Less:
Depreciation - network and other				(1,023)
Depreciation - equipment rentals				(1,136)
Amortization				(171)
Merger costs(2)				(93)
Other, net(3)				(42)
Operating income				815
Interest expense				(637)
Other income, net				42
Income before income taxes				$220

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the three months ended June 30, 2019	$2,543	$28	$134	$2,705
Capital expenditures for the three months ended June 30, 2018	$2,836	$51	$62	$2,949
_________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to, or use by, wireless subscribers.

(2)
The three-month periods ended June 30, 2019 and 2018 include $83 million and $93 million, respectively, of merger-related costs, which were recorded in "Selling, general and administrative" in the consolidated statements of comprehensive (loss) income.

(3)
Other, net for the three-month period ended June 30, 2019 includes $210 million of asset impairment charges primarily related to the sale and leaseback of our Overland Park, Kansas campus and $27 million of severance and exit costs due to access termination charges. Other, net for the three-month period ended June 30, 2018 consists of $34 million associated with the purchase of certain leased spectrum assets, which upon termination of the related spectrum leases resulted in the accelerated recognition of the unamortized favorable lease balances and $8 million of severance and exit costs primarily due to access termination charges.

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended June 30, 2019
Service revenue	$5,042	$289	$(71)	$5,260
Wireless equipment sales	1,220	—	—	1,220
Wireless equipment rentals	1,359	—	—	1,359
Other	280	18	5	303
Total net operating revenues	$7,901	$307	$(66)	$8,142

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended June 30, 2018
Service revenue	$5,170	$314	$(62)	$5,422
Wireless equipment sales	1,173	—	—	1,173
Wireless equipment rentals	1,212	—	—	1,212
Other	290	24	4	318
Total net operating revenues	$7,845	$338	$(58)	$8,125

_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

Note 15.	Related-Party Transactions
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
The supply chain and inventory management arrangement included, among other things, that Brightstar may purchase inventory from the original equipment manufacturers to sell directly to our indirect dealers. As compensation for these services, we remit per unit fees to Brightstar for each device sold to dealers or retailers in our indirect channels. During

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the three-month periods ended June 30, 2019 and 2018, we incurred fees under these arrangements totaling $13 million and $17 million, respectively, which are recognized in "Cost of equipment sales" and "Selling, general and administrative" expenses in the consolidated statements of comprehensive (loss) income. Additionally, we have an arrangement with Brightstar whereby they perform certain of our reverse logistics including device buyback, trade-in technology and related services.
During the three-month period ended September 30, 2017, we entered into an arrangement with Brightstar whereby accessories previously procured by us and sold to customers in our direct channels are now procured and consigned to us from Brightstar. Amounts billed from the sale of accessory inventory are remitted to Brightstar. In exchange for our efforts to sell accessory inventory owned by Brightstar, we received a fixed fee from Brightstar for each device activated in our direct channels. In August 2018, the arrangement was amended and we received a share of the profits associated with the sale of accessory inventory owned by Brightstar. For the three-month periods ended June 30, 2019 and 2018, Sprint earned fees under these arrangements of $42 million and $49 million, respectively, which are recognized as other revenue within "Service revenue" in the consolidated statements of comprehensive (loss) income.
Amounts included in our consolidated financial statements associated with these supply chain and inventory management arrangements with Brightstar were as follows:

Consolidated balance sheets:	June 30, 2019	March 31, 2019
	(in millions)
Accounts receivable	$175	$187
Accounts payable and accrued expenses and other current liabilities	$93	$109

	Three Months Ended
Consolidated statements of comprehensive (loss) income:	June 30,
	2019	2018
	(in millions)
Equipment sales	$344	$413
Cost of equipment sales	$361	$432

SoftBank
Included in “Other liabilities” in the consolidated balance sheets is $108 million payable to a SoftBank affiliate for reimbursement of legal and consulting fees in connection with the proposed merger with T-Mobile paid to third parties on behalf of Sprint.

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
During the three-month periods ended June 30, 2019 and 2018, there were non-cash equity distributions from the non-guarantor subsidiaries to Subsidiary Guarantor of approximately $37 million and $1.5 billion, respectively, as a result of organizational restructuring for tax purposes. As of June 30, 2019, there were $24.0 billion of intercompany notes issued by the Subsidiary Guarantor to the non-guarantor subsidiaries. The notes are subordinated to all unaffiliated third-party obligations of Sprint Corporation and its subsidiaries.
Under the Subsidiary Guarantor's secured revolving bank credit facility, the Subsidiary Guarantor is currently restricted from paying cash dividends to the Parent/Issuer or any non-guarantor subsidiary because the ratio of total indebtedness to adjusted EBITDA (each as defined in the applicable agreement) exceeds 2.5 to 1.0.
Sprint has a Receivables Facility providing for the sale of eligible wireless service, installment and certain future lease receivables. In October 2016, Sprint transferred certain directly held and third-party leased spectrum licenses to wholly-owned bankruptcy-remote special purpose entities as part of the spectrum financing transaction. In connection with both the Receivables Facility and the spectrum financing transactions, Sprint formed certain wholly-owned bankruptcy-remote subsidiaries that are included in the non-guarantor subsidiaries' condensed consolidated financial information. Each of these is a separate legal entity with its own separate creditors who will be entitled, prior to and upon its liquidation, to be satisfied out of its assets prior to any assets becoming available to Sprint. See Note 8. Long-Term Debt, Financing and Finance Lease Obligations for additional information.
We have accounted for investments in subsidiaries using the equity method. Presented below is the condensed consolidating financial information.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2019
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$4,469	$400	$—	$4,869
Accounts and notes receivable, net	233	473	3,558	(706)	3,558
Current portion of notes receivable from consolidated affiliates	—	424	—	(424)	—
Device and accessory inventory	—	—	726	—	726
Prepaid expenses and other current assets	—	17	1,419	—	1,436
Total current assets	233	5,383	6,103	(1,130)	10,589
Investments in subsidiaries	25,832	17,396	—	(43,228)	—
Property, plant and equipment, net	—	—	20,556	—	20,556
Costs to acquire a customer contract	—	—	1,631	—	1,631
Operating lease right-of-use assets	—	—	7,054	—	7,054
Due from consolidated affiliates	290	4,900	—	(5,190)	—
Notes receivable from consolidated affiliates	11,889	23,143	—	(35,032)	—
Intangible assets
Goodwill	—	—	4,598	—	4,598
FCC licenses and other	—	—	41,474	—	41,474
Definite-lived intangible assets, net	—	—	1,525	—	1,525
Other assets	—	40	1,079	—	1,119
Total assets	$38,244	$50,862	$84,020	$(84,580)	$88,546

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$3,672	$—	$3,672
Accrued expenses and other current liabilities	239	348	3,167	(706)	3,048
Current operating lease liabilities	—	—	1,680	—	1,680
Current portion of long-term debt, financing and finance lease obligations	—	1,369	1,520	—	2,889
Current portion of notes payable to consolidated affiliates	—	—	424	(424)	—
Total current liabilities	239	1,717	10,463	(1,130)	11,289
Long-term debt, financing and finance lease obligations	11,889	10,636	12,548	—	35,073
Long-term operating lease liabilities	—	—	5,913	—	5,913
Notes payable to consolidated affiliates	—	11,889	23,143	(35,032)	—
Deferred tax liabilities	—	—	7,563	—	7,563
Other liabilities	—	788	1,752	—	2,540
Due to consolidated affiliates	—	—	5,190	(5,190)	—
Total liabilities	12,128	25,030	66,572	(41,352)	62,378
Commitments and contingencies
Total stockholders' equity	26,116	25,832	17,396	(43,228)	26,116
Noncontrolling interests	—	—	52	—	52
Total equity	26,116	25,832	17,448	(43,228)	26,168
Total liabilities and equity	$38,244	$50,862	$84,020	$(84,580)	$88,546

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2019
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$6,605	$377	$—	$6,982
Short-term investments	—	67	—	—	67
Accounts and notes receivable, net	96	233	3,554	(329)	3,554
Current portion of notes receivable from consolidated affiliates	—	424	—	(424)	—
Device and accessory inventory	—	—	999	—	999
Prepaid expenses and other current assets	—	9	1,280	—	1,289
Total current assets	96	7,338	6,210	(753)	12,891
Investments in subsidiaries	25,785	17,363	—	(43,148)	—
Property, plant and equipment, net	—	—	21,201	—	21,201
Costs to acquire a customer contract	—	—	1,559	—	1,559
Due from consolidated affiliates	288	2,418	—	(2,706)	—
Notes receivable from consolidated affiliates	11,883	23,567	—	(35,450)	—
Intangible assets
Goodwill	—	—	4,598	—	4,598
FCC licenses and other	—	—	41,465	—	41,465
Definite-lived intangible assets, net	—	—	1,769	—	1,769
Other assets	—	52	1,066	—	1,118
Total assets	$38,052	$50,738	$77,868	$(82,057)	$84,601

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$3,961	$—	$3,961
Accrued expenses and other current liabilities	97	230	3,599	(329)	3,597
Current portion of long-term debt, financing and finance lease obligations	—	1,373	3,184	—	4,557
Current portion of notes payable to consolidated affiliates	—	—	424	(424)	—
Total current liabilities	97	1,603	11,168	(753)	12,115
Long-term debt, financing and finance lease obligations	11,883	10,660	12,823	—	35,366
Notes payable to consolidated affiliates	—	11,883	23,567	(35,450)	—
Deferred tax liabilities	—	—	7,556	—	7,556
Other liabilities	—	807	2,630	—	3,437
Due to consolidated affiliates	—	—	2,706	(2,706)	—
Total liabilities	11,980	24,953	60,450	(38,909)	58,474
Commitments and contingencies
Total stockholders' equity	26,072	25,785	17,363	(43,148)	26,072
Noncontrolling interests	—	—	55	—	55
Total equity	26,072	25,785	17,418	(43,148)	26,127
Total liabilities and equity	$38,052	$50,738	$77,868	$(82,057)	$84,601

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended June 30, 2019
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service	$—	$—	$5,563	$—	$5,563
Equipment sales	—	—	1,220	—	1,220
Equipment rentals	—	—	1,359	—	1,359
	—	—	8,142	—	8,142
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	1,710	—	1,710
Cost of equipment sales	—	—	1,341	—	1,341
Cost of equipment rentals (exclusive of depreciation below)	—	—	225	—	225
Selling, general and administrative	—	—	1,907	—	1,907
Depreciation - network and other	—	—	1,120	—	1,120
Depreciation - equipment rentals	—	—	1,029	—	1,029
Amortization	—	—	118	—	118
Other, net	—	—	237	—	237
	—	—	7,687	—	7,687
Operating income	—	—	455	—	455
Other income (expense):
Interest income	226	526	141	(863)	30
Interest expense	(226)	(550)	(706)	863	(619)
(Losses) earnings of subsidiaries	(111)	(86)	—	197	—
Other expense, net	—	(1)	(1)	—	(2)
	(111)	(111)	(566)	197	(591)
(Loss) income before income taxes	(111)	(111)	(111)	197	(136)
Income tax benefit	—	—	22	—	22
Net (loss) income	(111)	(111)	(89)	197	(114)
Less: Net loss attributable to noncontrolling interests	—	—	3	—	3
Net (loss) income attributable to Sprint Corporation	(111)	(111)	(86)	197	(111)
Other comprehensive (loss) income	(22)	(22)	—	22	(22)
Comprehensive (loss) income	$(133)	$(133)	$(89)	$219	$(136)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2018
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service	$—	$—	$5,740	$—	$5,740
Equipment sales	—	—	1,173	—	1,173
Equipment rentals	—	—	1,212	—	1,212
	—	—	8,125	—	8,125
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	1,677	—	1,677
Cost of equipment sales	—	—	1,270	—	1,270
Cost of equipment rentals (exclusive of depreciation below)	—	—	124	—	124
Selling, general and administrative	—	—	1,867	—	1,867
Depreciation - network and other	—	—	1,023	—	1,023
Depreciation - equipment rentals	—	—	1,136	—	1,136
Amortization	—	—	171	—	171
Other, net	—	—	42	—	42
	—	—	7,310	—	7,310
Operating income	—	—	815	—	815
Other income (expense):
Interest income	226	547	2	(733)	42
Interest expense	(226)	(571)	(573)	733	(637)
Earnings (losses) of subsidiaries	176	202	—	(378)	—
Other (expense) income, net	—	(2)	2	—	—
	176	176	(569)	(378)	(595)
Income (loss) before income taxes	176	176	246	(378)	220
Income tax expense	—	—	(47)	—	(47)
Net income (loss)	176	176	199	(378)	173
Less: Net loss attributable to noncontrolling interests	—	—	3	—	3
Net income (loss) attributable to Sprint Corporation	176	176	202	(378)	176
Other comprehensive (loss) income	(4)	(4)	(13)	17	(4)
Comprehensive income (loss)	$172	$172	$186	$(361)	$169

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2019
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(186)	$2,430	$—	$2,244
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(1,189)	—	(1,189)
Capital expenditures - leased devices	—	—	(1,516)	—	(1,516)
Expenditures relating to FCC licenses	—	—	(9)	—	(9)
Purchases of short-term investments	—	67	—	—	67
Change in amounts due from/due to consolidated affiliates	17	(2,427)	—	2,410	—
Proceeds from sales of assets and FCC licenses	—	—	182	—	182
Proceeds from intercompany note advance to consolidated affiliate	—	424	—	(424)	—
Other, net	—	2	(5)	—	(3)
Net cash provided by (used in) investing activities	17	(1,934)	(2,537)	1,986	(2,468)
Cash flows from financing activities:
Proceeds from debt and financings	—	—	1,061	—	1,061
Repayments of debt, financing and finance lease obligations	—	(15)	(2,904)	—	(2,919)
Debt financing costs	—	(2)	(10)	—	(12)
Proceeds from issuance of common stock, net	(17)	—	—	—	(17)
Change in amounts due from/due to consolidated affiliates	—	—	2,410	(2,410)	—
Repayments of intercompany note advance from parent	—	—	(424)	424	—
Net cash (used in) provided by financing activities	(17)	(17)	133	(1,986)	(1,887)
Net (decrease) increase in cash, cash equivalents and restricted cash	—	(2,137)	26	—	(2,111)
Cash, cash equivalents and restricted cash, beginning of period	—	6,606	457	—	7,063
Cash, cash equivalents and restricted cash, end of period	$—	$4,469	$483	$—	$4,952

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2018
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(231)	$2,661	$—	$2,430
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(1,132)	—	(1,132)
Capital expenditures - leased devices	—	—	(1,817)	—	(1,817)
Expenditures relating to FCC licenses	—	—	(59)	—	(59)
Proceeds from sales and maturities of short-term investments	—	810	—	—	810
Purchases of short-term investments	—	(2,464)	—	—	(2,464)
Change in amounts due from/due to consolidated affiliates	28	(778)	—	750	—
Proceeds from sales of assets and FCC licenses	—	—	133	—	133
Proceeds from deferred purchase price from sale of receivables	—	—	170	—	170
Proceeds from intercompany note advance to consolidated affiliate	—	424	—	(424)	—
Other, net	—	—	(10)	—	(10)
Net cash provided by (used in) investing activities	28	(2,008)	(2,715)	326	(4,369)
Cash flows from financing activities:
Proceeds from debt and financings	—	—	1,370	—	1,370
Repayments of debt, financing and finance lease obligations	—	(10)	(1,405)	—	(1,415)
Debt financing costs	(28)	(9)	(211)	—	(248)
Change in amounts due from/due to consolidated affiliates	—	—	750	(750)	—
Repayments of intercompany note advance from parent	—	—	(424)	424	—
Other, net	—	(2)	—	—	(2)
Net cash (used in) provided by financing activities	(28)	(21)	80	(326)	(295)
Net (decrease) increase in cash, cash equivalents and restricted cash	—	(2,260)	26	—	(2,234)
Cash, cash equivalents and restricted cash, beginning of period	—	6,222	437	—	6,659
Cash, cash equivalents and restricted cash, end of period	$—	$3,962	$463	$—	$4,425

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 17.	Additional Financial Information
Cash, Cash Equivalents and Restricted Cash
The following provides the classifications of cash, cash equivalents and restricted cash in the consolidated balance sheets:

	June 30, 2019	March 31, 2019
	(in millions)
Cash and cash equivalents	$4,869	$6,982
Restricted cash in Other assets (1)	83	81
Cash, cash equivalents and restricted cash	$4,952	$7,063
_________________

(1)	Restricted cash in Other assets is required as part of our spectrum financing transactions.
Accounts Payable
Accounts payable at June 30, 2019 and March 31, 2019 include liabilities in the amounts of $64 million and $75 million, respectively, for payments issued in excess of associated bank balances but not yet presented for collection.

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
Business Combination Agreement
On April 29, 2018, we announced that we entered into a Business Combination Agreement with T-Mobile US, Inc. (T-Mobile) to merge in an all-stock transaction for a fixed exchange ratio of 0.10256 of T-Mobile shares for each Sprint share, or the equivalent of 9.75 Sprint shares for each T-Mobile share (Merger Transaction). Immediately following the Merger Transaction, Deutsche Telekom AG and SoftBank Group Corp. are expected to hold approximately 42% and 27% of fully-diluted shares of the combined company, respectively, with the remaining 31% of the fully-diluted shares of the combined company held by public stockholders. The board of directors will consist of 14 directors, of which nine will be nominated by Deutsche Telekom AG, four will be nominated by SoftBank Group Corp., and the final director will be the CEO of the combined company. The combined company will be named T-Mobile. The Merger Transaction is subject to customary closing conditions, including certain state and federal regulatory approvals. Sprint and T-Mobile completed the Hart-Scott-Rodino filing with the Department of Justice (DOJ) on May 24, 2018. On June 18, 2018, the parties filed with the Federal Communications Commission (FCC) the merger applications, including the Public Interest Statement. On July 18, 2018, the FCC accepted the applications for filing and established a public comment period for the Merger Transaction. The formal comment period concluded on October 31, 2018. On May 20, 2019, to facilitate the FCC’s review and approval of the FCC license transfers associated with the proposed Merger Transaction, we and T-Mobile filed with the FCC a written ex parte presentation (the Presentation) relating to the proposed Merger Transaction. The Presentation included proposed commitments from us and T-Mobile. Following the Presentation, we received statements of support for the Merger Transaction by the FCC Chairman Ajit Pai and Commissioners Carr and O’Rielly. Formal action on the Merger Transaction by the FCC remains pending. The Merger Transaction received clearance from the Committee on Foreign Investment in the United States on December 17, 2018.
On July 26, 2019, the DOJ and five State Attorneys General filed an action in the United States District Court for the District of Columbia that would resolve their objections to the Merger Transaction. The Merger Transaction has received approval from 18 of the 19 state public utility commissions. The parties are awaiting further regulatory approvals, and resolution of litigation filed by the Attorneys General of 14 states and the District of Columbia seeking to block the Merger Transaction. Sprint and T-Mobile also announced agreements with DISH Network Corporation (DISH) in which new T-Mobile will divest Sprint’s prepaid businesses (excluding the Assurance brand Lifeline customers and the prepaid wireless customers of Shenandoah Telecommunications Company and Swiftel Communications, Inc.) and Sprint’s 800 MHz spectrum assets to DISH for a total of approximately $5.0 billion. Additionally, upon the closing of the divestiture transaction, new T-Mobile will provide DISH wireless customers access to its network for up to seven years and offer standard transition services arrangements to DISH during a transition period of up to three years. DISH will also have an option to take on leases for certain cell sites and retail locations that are decommissioned by the new T-Mobile, subject to any assignment restrictions. The transactions with DISH are contingent on the successful closing of T-Mobile’s merger with Sprint among other closing conditions. Additionally, the parties to the Business Combination Agreement extended the Outside Date (as defined in the

Business Combination Agreement) to November 1, 2019, or, if the Marketing Period (as defined in the Business Combination Agreement) is in effect at such time, then the Outside Date will be January 2, 2020.
Leases
The Company adopted Leases (Topic 842) beginning on April 1, 2019 using the modified retrospective transition method. See Note 7. Leases in Notes to the Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional information related to operating and financing leases, including qualitative and quantitative disclosures required under Topic 842. The impact to our consolidated financial statements of adopting Topic 842 is presented in Note 2. New Accounting Pronouncements in Notes to the Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.
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
Wholesale
We have focused our wholesale business on allowing our diverse network of customers to successfully grow their business by providing them with an array of network, product, and device solutions. This allows our customers to customize this full suite of value-added solutions to meet the growing demands of their businesses. As part of these growing demands, some of our wholesale mobile virtual network operators (MVNO) are also selling prepaid services under the Lifeline program.
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
Business Strategies and Key Priorities
Our business strategy is to be responsive to changing customer mobility demands of existing and potential customers, and to expand our business into new areas of customer value and economic opportunity through innovation and differentiation. To help lay the foundation for these future growth opportunities, our strategy revolves around targeted investment in the following key priority areas:

•	our Next-Gen network plan will deliver competitive coverage, faster speeds and more capacity;

•	create a compelling unlimited value proposition;

•	provide the best digital customer experience; and

•	engage our employees by making Sprint a great place to work.
While the Company launched 5G in select cities in the first half of 2019 and we plan to continue to invest in our network during the next few years, many of the underlying service quality, scale, and financial challenges remain. We aim to use our spectrum to build our 5G network on 2.5 GHz spectrum. See Network below for more information regarding our network plans and potential challenges to our rollout of 5G.
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
Overall, our densification and introduction of 5G technologies are expected to continue to enhance the customer experience by adding data capacity, increasing the wireless data speeds available to our customers, and improving network performance for both voice and data services, especially in the geographic areas where 5G will be provided. In the event the
Merger Transaction is not completed, our ability to provide a nationwide network capable of competing effectively with other competitors in the wireless industry will depend on our access to, and deployment of, adequate low-band spectrum. As part of the evolution of our existing network toward 5G, we plan to modify our existing backhaul architecture to enable increased capacity to our network at a lower cost by either negotiating lower vendor pricing for existing Ethernet technology or replacing Ethernet with fiber. We expect to incur termination costs associated with Ethernet contractual commitments with third-party vendors ranging between approximately $100 million to $120 million, of which the majority are expected to be incurred by December 31, 2020.
In 2019, Sprint launched 5G service in five major cities with four more major cities expected to launch shortly. Once 5G-compatible equipment is in place and activated, customers in those cities will have access to Sprint's 5G network if they are in range of a cell site that has been equipped with a 5G radio supported by available 2.5 GHz spectrum and have a 5G-capable device. As more and more sites are 5G-enabled, customers in those areas will be able to have an increasing percentage of their mobile experiences on 5G rather than on LTE or 3G.
If the Merger Transaction with T-Mobile is not completed, it is expected that Sprint will not be able to deploy a nationwide 5G network on the same scale and on the same timeline as the combined company. For example, Sprint’s standalone 5G network would be geographically limited due to both Sprint’s limited current network footprint on which to build 5G sites and the cost of utilizing 2.5 GHz spectrum for 5G.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The following table provides an overview of the consolidated results of operations.

	Three Months Ended
	June 30,
	2019	2018
	(in millions)
Wireless segment earnings	$3,037	$3,318
Wireline segment loss	—	(42)
Corporate, other and eliminations	5	4
Consolidated segment earnings	3,042	3,280
Depreciation - network and other	(1,120)	(1,023)
Depreciation - equipment rentals	(1,029)	(1,136)
Amortization	(118)	(171)
Other, net	(320)	(135)
Operating income	455	815
Interest expense	(619)	(637)
Other income, net	28	42
Income tax benefit (expense)	22	(47)
Net (loss) income	$(114)	$173
Depreciation Expense - Network and Other
Depreciation expense - network and other increased $97 million, or 9%, for the three-month period ended June 30, 2019 compared to the same period in 2018, primarily due to increased depreciation on new asset additions, partially offset by decreases associated with fully depreciated or retired assets.
Depreciation Expense - Equipment Rentals
Depreciation expense - equipment rentals decreased $107 million, or 9%, for the three-month period ended June 30, 2019 compared to the same period in 2018, primarily due to decreased depreciation for fully depreciated or retired leased devices combined with favorable changes to leased device residual values.
Amortization Expense
Amortization expense decreased $53 million, or 31%, for the three-month period ended June 30, 2019 compared to the same period in 2018, primarily due to customer relationship intangible assets that are amortized using the sum-of-the-months'-digits method, which results in higher amortization rates in early periods that decline over time.

Other, net
The following table provides additional information regarding items included in "Other, net" for the three-month periods ended June 30, 2019 and 2018.

	Three Months Ended
	June 30,
	2019	2018
	(in millions)
Severance and exit costs	$(27)	$(8)
Contract termination costs	—	(34)
Merger costs	(83)	(93)
Asset impairment	(210)	—
Total	$(320)	$(135)
Other, net represented an expense of $320 million for the three-month period ended June 30, 2019. During the three-month period ended June 30, 2019, we recognized $210 million of asset impairment expense primarily related to the sale and leaseback of our Overland Park, Kansas campus and severance and exit costs of $27 million due to access termination charges. In addition, during the three-month period ended June 30, 2019, we incurred merger-related costs of $83 million, which were recorded in "Selling, general and administrative" in the consolidated statements of comprehensive (loss) income.
Other, net represented an expense of $135 million for the three-month period ended June 30, 2018. During the three-month period ended June 30, 2018, we recognized severance and exit costs of $8 million primarily due to access termination charges and $34 million associated with the purchase of certain leased spectrum assets, which upon termination of the related spectrum leases resulted in the accelerated recognition of the unamortized favorable lease balances. We also incurred merger-related costs of $93 million, which were recorded in "Selling, general and administrative" in the consolidated statements of comprehensive (loss) income.
Interest Expense
Interest expense decreased $18 million, or 3%, for the three-month period ended June 30, 2019 compared to the same period in 2018. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $38.6 billion and $40.5 billion was 6.6% and 6.4% for the three-month periods ended June 30, 2019 and 2018, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.
Other income, net
Other income, net was $28 million and $42 million for the three-month periods ended June 30, 2019 and 2018, respectively, and represents interest income.
Income Taxes
Income tax benefit of $22 million for the three-month period ended June 30, 2019, respectively, represented a consolidated effective tax rate of 16%. During the three-month period ended June 30, 2019, we recognized a $14 million tax expense for federal and state valuation allowance. This expense partially offsets the tax benefit recognized from the pre-tax book loss at the U.S. federal statutory tax rate.
Income tax expense of $47 million for the three-month period ended June 30, 2018 represented a consolidated effective tax rate of 21%. During the period, we recognized a $24 million tax benefit for the impact of state law changes enacted during the period, partially offset by a $13 million tax expense attributable to organizational restructuring. These adjustments were primarily driven by the change in carrying value of our deferred tax assets and liabilities on temporary differences.
As of June 30, 2019, we maintained valuation allowance on deferred tax assets primarily related to net operating loss carryforwards. As of each reporting date, we consider new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. Provisions included in federal and state tax laws, in particular alternative cost recovery methods for fixed assets applicable in future periods, can significantly impact the timing of deductions for tax purposes that may result in projected taxable income during the net operating loss carryforward periods. This projected taxable income would be a positive source of evidence. We believe that there is a reasonable possibility that within the next 12 months sufficient positive evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance on deferred tax assets related to certain net operating losses will no longer be needed. Release of the valuation allowance would result in the recognition of the deferred tax assets and a non-cash tax benefit for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change depending on the results of operations and the timing of future taxable income.
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
As shown by the table above under "Consolidated Results of Operations," Wireless segment earnings represented almost all of our total consolidated segment earnings for the three-month periods ended June 30, 2019 and 2018. Within the Wireless segment, postpaid wireless services represent the most significant contributor to earnings and is driven by the number of postpaid subscribers utilizing our services, as well as average revenue per user (ARPU). The wireless industry is subject to competition to retain and acquire subscribers of wireless services. All markets in which we operate have high rates of penetration for wireless services, and we expect this competition and market penetration to continue to pressure our share of gross additions and rates of churn.
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
As of June 30, 2019, substantially all of our device leases were classified as operating leases and predominantly all of our subscribers choose to lease devices from us under the Sprint Flex program. As a result, the leased devices are classified as property, plant and equipment when leased to subscribers through Sprint's direct channels. For leases in the indirect channel, we purchase the devices at lease inception from the dealer, which are then capitalized to property, plant and equipment. Lease revenue is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value, generally over the lease term. As these devices are classified as property, plant and equipment, the cost of the device is not recorded as cost of equipment sales compared to when sold under the installment billing or traditional subsidy program but rather is recorded as depreciation expense, which results in a significant positive impact to Wireless segment earnings. Depreciation expense incurred on leased devices for the three-month periods ended June 30, 2019 and 2018, was $1.0 billion and $1.1 billion, respectively. If the mix of leased devices within our subscriber base continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase.
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

Wireless Segment Earnings Trends
Sprint offers lower monthly service fees without a traditional contract as an incentive to attract subscribers to certain of our service plans. These lower rates for service are available whether the subscriber brings their own device, pays the full or discounted retail price for the device, leases their device through our Sprint Flex leasing program, or purchases the device under our installment billing program. We expect our postpaid ARPU to decline in fiscal year 2019 due to the mix of devices resulting from higher data device sales, which generally have a lower ARPU than handsets, and continued promotional activities. Since inception, the combination of lower-priced plans and our leasing and installment billing programs have been accretive to Wireless segment earnings. We expect that trend to continue so long as we are able to attract subscribers, particularly postpaid handset subscribers. Additionally, we expect prepaid service revenue to decline in fiscal year 2019 due to the continued amortization of contract balances as a result of the adoption of Revenue from Contracts with Customers (Topic 606).
We began to experience net losses of postpaid handset subscribers in mid-2013. Since the release of our price plans associated with device financing options, results have shown improvement in trends of postpaid handset subscribers starting with the quarter ended September 30, 2015. However, we began to experience net losses of postpaid handset subscribers starting with the quarter ended September 30, 2018 through the current quarter. We continue to take initiatives to provide the best value in wireless service while continuing to enhance our network performance, coverage and capacity in order to attract and retain valuable handset subscribers. In addition, we continue to evaluate our cost model to operationalize the most effective cost structure but expect any improvements in 2019 to be fully offset by incremental costs associated with the network and customer experience initiatives.
The following table provides an overview of the results of operations of our Wireless segment.

	Three Months Ended
	June 30,
Wireless Segment Earnings	2019	2018
	(in millions)
Postpaid	$4,199	$4,188
Prepaid	843	982
Retail service revenue	5,042	5,170
Wholesale, affiliate and other	280	290
Total service revenue	5,322	5,460
Equipment sales	1,220	1,173
Equipment rentals	1,359	1,212
Total net operating revenues	7,901	7,845
Cost of services (exclusive of depreciation and amortization)	(1,519)	(1,429)
Cost of equipment sales	(1,341)	(1,270)
Cost of equipment rentals (exclusive of depreciation)	(225)	(124)
Selling, general and administrative expense	(1,779)	(1,704)
Total net operating expenses	(4,864)	(4,527)
Wireless segment earnings	$3,037	$3,318
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
The ability of our Wireless segment to generate service revenue is primarily a function of:

•	revenue generated from each subscriber, which is a function of the types and amount of services utilized by each subscriber and the rates charged for those services; and

•	the number of subscribers that we serve, which is a function of our ability to retain existing subscribers and acquire new subscribers.

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
Retail service revenue decreased $128 million, or 2%, for the three-month period ended June 30, 2019, compared to the same period in 2018. The decrease was primarily due to lower prepaid service revenue due to the continued amortization of contract balances as a result of the adoption of Topic 606, combined with lower average revenue per postpaid and prepaid subscribers driven by an increase in subscribers on lower price plans and promotional activities and lower prepaid subscribers. The decrease was partially offset by an increase in average postpaid subscribers.
Wholesale, affiliate and other revenues decreased $10 million, or 3%, for the three-month period ended June 30, 2019, compared to the same period in 2018. The decrease was primarily due to lower Lifeline revenue resulting from the continued amortization of contract balances as a result of the adoption of Topic 606, combined with lower fees earned under an accessories arrangement with Brightstar. The decrease was partially offset by an increase in revenues associated with a reciprocal long-term lease agreement with T-Mobile. In September 2018, we signed a reciprocal long-term lease agreement with T-Mobile in which both parties have the right to use a portion of spectrum owned by the other party. Approximately 79% of our total wholesale and affiliate subscribers represent connected devices. These devices generate revenue which varies based on usage.
Average Monthly Service Revenue per Subscriber and Subscriber Trends
The table below summarizes average number of retail subscribers. Additional information about the number of subscribers, net additions (losses) to subscribers, and average rates of monthly postpaid and prepaid subscriber churn for each quarter since the quarter ended June 30, 2018 may be found in the tables below.

	Three Months Ended
	June 30,
	2019	2018
	(subscribers in thousands)
Average postpaid subscribers	32,883	32,050
Average prepaid subscribers	8,736	9,027
Average retail subscribers	41,619	41,077
The table below summarizes ARPU. Additional information about ARPU for each quarter since the quarter ended June 30, 2018 may be found in the tables on the following pages.

	Three Months Ended
	June 30,
	2019	2018
ARPU(1):
Postpaid	$42.57	$43.55
Prepaid	$32.15	$36.27
Average retail	$40.38	$41.95
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

Postpaid ARPU for the three-month period ended June 30, 2019 decreased compared to the same period in 2018 primarily due to lower service revenue resulting from increased promotional activities and higher data device sales which generally have a lower ARPU than handsets. Prepaid ARPU decreased for the three-month period ended June 30, 2019 compared to the same period in 2018 primarily due to lower service revenue due to the continued amortization of contract balances as a result of the adoption of Topic 606 and from promotional activities. (See "Subscriber Results" below for more information.)

The following table shows (a) net additions (losses) of wireless subscribers, (b) our total subscribers, and (c) end of period connected device subscribers as of the end of each quarterly period beginning with the quarter ended June 30, 2018.

	June 30, 2018	Sept 30, 2018	Dec 31, 2018	March 31, 2019	June 30, 2019
Net additions (losses) (in thousands)(1)
Postpaid	123	109	309	169	134
Prepaid	3	(14)	(173)	(30)	(169)
Wholesale and affiliates	(69)	(115)	(88)	(147)	(140)
Total Wireless	57	(20)	48	(8)	(175)

End of period subscribers (in thousands)(1)
Postpaid(2)(3)(4)(5)	32,187	32,296	32,605	32,774	33,075
Prepaid(3)(4)	9,033	9,019	8,846	8,816	8,647
Wholesale and affiliates(2)(4)(5)(6)(7)	13,347	13,232	13,044	12,897	12,590
Total Wireless	54,567	54,547	54,495	54,487	54,312

Supplemental data - connected devices
End of period subscribers (in thousands)(2)
Retail postpaid	2,429	2,585	2,821	3,121	3,453
Wholesale and affiliates	10,963	10,838	10,563	10,384	9,968
Total	13,392	13,423	13,384	13,505	13,421
_______________________

(1)
A subscriber is defined as an individual line of service associated with each device activated by a customer. Subscribers that transfer from their original service category classification to another service category are generally reflected as a net loss to the original service category and a net addition to their new service category. There is no net effect for such subscriber changes to the total wireless net additions (losses) or end of period subscribers.

(2)	End of period connected devices are included in retail postpaid or wholesale and affiliates end of period subscriber totals for all periods presented.

(3)
During the three-month period ended June 30, 2018, we ceased selling devices in our installment billing program under one of our brands and as a result, 45,000 subscribers were migrated back to prepaid from postpaid.

(4)
As a result of our affiliate agreement with Shentel, certain subscribers have been transferred from postpaid and prepaid to affiliates. During the three-month period ended June 30, 2018, 10,000 and 4,000 subscribers were transferred from postpaid and prepaid, respectively, to affiliates.

(5)
During the three-month period ended June 30, 2019, one of our postpaid customers purchased a wholesale MVNO and as a result, 167,000 subscribers were transferred from the wholesale to the postpaid subscriber base.

(6)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these subscribers access to our network through our MVNO relationships, approximately 2,988,000 subscribers at June 30, 2019 through these MVNO relationships have been inactive for at least six months, with no associated revenue during the six-month period ended June 30, 2019.

(7)
On April 1, 2018, 115,000 wholesale subscribers were removed from the subscriber base with no impact to revenue. During the three-month period ended December 31, 2018, an additional 100,000 wholesale subscribers were removed from the subscriber base with no impact to revenue.

The following table shows our average rates of monthly postpaid and prepaid subscriber churn as of the end of each quarterly period beginning with the quarter ended June 30, 2018.

	June 30, 2018	Sept 30, 2018	Dec 31, 2018	March 31, 2019	June 30, 2019
Monthly subscriber churn rate(1)
Postpaid	1.63%	1.78%	1.85%	1.81%	1.74%
Prepaid	4.17%	4.74%	4.83%	4.37%	4.23%
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

The following table shows our postpaid and prepaid ARPU as of the end of each quarterly period beginning with the quarter ended June 30, 2018.

	June 30, 2018	Sept 30, 2018	Dec 31, 2018	March 31, 2019	June 30, 2019
ARPU
Postpaid	$43.55	$43.99	$43.64	$43.25	$42.57
Prepaid	$36.27	$35.40	$34.53	$33.67	$32.15

Subscriber Results
Retail Postpaid — During the three-month period ended June 30, 2019, net postpaid subscriber additions were 134,000 compared to 123,000 in the same period in 2018. Net subscriber results include tablet net additions of 31,000 during the three-month period ended June 30, 2019 compared to net losses of 64,000 in the same period in 2018 and additions in other data devices of 231,000 and 100,000 during the three-month periods ended June 30, 2019 and June 30, 2018, respectively, both of which generally have a significantly lower ARPU as compared to handset subscribers. The increase in net postpaid subscriber additions in the current quarter were primarily driven by net subscriber additions of other data devices and non-Sprint branded retail postpaid phones, partially offset by an increase in postpaid phone churn driven by subscribers exiting multi-line introductory promotional offers, competitive pressures and network-related churn. Marketing efforts by other wireless carriers, including price reduction, to incent subscribers to switch carriers also negatively impact churn, which has a negative effect on earnings.
The Company's non-Sprint branded postpaid offering allows prepaid customers to purchase a device under our installment billing program. This program provides prepaid customers with access to this offer under their respective brands. Qualified customers on this non-Sprint branded postpaid offering receive an extension of credit to purchase their device. The subscriber will remain classified as postpaid at the conclusion of their installment billing payments. For the quarter ended June 30, 2019, net subscriber additions and end of period subscribers under the non-Sprint branded postpaid plan offering were 116,000 and 670,000, respectively, and are included in total retail postpaid subscribers above.
Retail Prepaid — During the three-month period ended June 30, 2019, we lost 169,000 net prepaid subscribers compared to adding 3,000 in the same period in 2018. The increase in net prepaid subscriber losses in the quarter was primarily due to lower gross additions as a result of exiting certain channels, combined with subscriber losses due to continued competitive pressures in the market.
Wholesale and Affiliate Subscribers — Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Of the 12.6 million subscribers included in wholesale and affiliates, approximately 79% represent connected devices. Wholesale and affiliate net subscriber losses were 140,000 during the three-month period ended June 30, 2019 compared to net losses of 69,000 during the same period in 2018, inclusive of net losses of connected devices totaling 249,000 and 86,000, respectively. The net losses in the three-month period ended June 30, 2019 were primarily attributable to a decline in connected devices, partially offset by an increase in subscribers through our postpaid and prepaid resellers.
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

•	long distance costs paid to other carriers;

•	regulatory fees;

•	roaming fees paid to other carriers; and

•	fixed and variable costs relating to payments to third parties for the subscriber use of their proprietary data applications, such as messaging, music and cloud services and connected vehicle fees.
Cost of services increased $90 million, or 6%, for the three-month period ended June 30, 2019, compared to the same period in 2018, primarily due to higher network costs including cell site maintenance, software and costs associated with a reciprocal long-term lease agreement with T-Mobile, combined with an increase in roaming costs due to higher data volume. These increases were partially offset by lower roaming rates and declines in network labor and backhaul costs.
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
Equipment sales increased $47 million, or 4%, for the three-month period ended June 30, 2019, compared to the same period in 2018. The increase in equipment sales for the three-month period ended June 30, 2019 was primarily due to an increase in the number of postpaid devices sold and a higher average sales price per prepaid devices sold. These increases for the three-month period were partially offset by a lower average sales price per postpaid device sold and a decrease in the volume of used postpaid devices sold to third parties. Cost of equipment sales increased $71 million, or 6%, for the three-month period ended June 30, 2019, compared to the same period in 2018. The increase in the three-month period was primarily due to an increase in postpaid devices sold and a higher average cost per prepaid devices sold, partially offset by a lower average cost per postpaid devices sold and a decrease in the volume of used postpaid devices sold to third parties.
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
Equipment rentals increased $147 million, or 12%, for the three-month period ended June 30, 2019, compared to the same period in 2018, primarily due to higher revenue from the leasing program as more subscribers are choosing to lease their device and the mix of devices leased. Cost of equipment rentals increased $101 million, or 81%, for the three-month period ended June 30, 2019, compared to the same period in 2018, primarily due to an increase in loss on disposal of property, plant and equipment, net of recoveries associated with non-returned leased devices.
Selling, General and Administrative Expense
Sales and marketing expenses primarily consist of subscriber acquisition costs, including commissions paid to our indirect dealers, third-party distributors and retail sales force for new device activations and upgrades, residual payments to our indirect dealers, commission payments made to OEMs or other device distributors for direct source handsets, payroll and facilities costs associated with our retail sales force, marketing employees, advertising, media programs and sponsorships, including costs related to branding. Commission costs determined to be incremental, recoverable and directly associated with subscriber contracts are deferred and amortized to sales and marketing expense. General and administrative expenses primarily consist of costs for billing, customer care and information technology operations, bad debt expense and administrative support activities, including collections, legal, finance, human resources, corporate communications, and strategic planning.
Sales and marketing expenses increased $37 million, or 3%, for the three-month period ended June 30, 2019, compared to the same period in 2018, primarily due to higher marketing spend.

General and administrative expenses increased $38 million, or 6%, for the three-month period ended June 30, 2019, compared to the same period in 2018. The increase in the three-month period was primarily due to higher bad debt and customer care expenses, partially offset by a decline in other general and administrative expenses. Bad debt expense increased $59 million, or 102%, for the three-month period ended June 30, 2019, compared to the same period in 2018. The increase in the three-month period was primarily related to higher installment billing reserves due to an increase in subscribers entering into installment billing contracts as a result of a recent market trial and an increase in service revenue bad debt. We reassess our allowance for doubtful accounts quarterly.

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
Wireline segment earnings are primarily a function of wireline service revenue, network and interconnection costs, and other Wireline segment operating expenses. Network costs primarily represent special access costs and interconnection costs, which generally consist of domestic and international per-minute usage fees paid to other carriers. The remaining costs associated with operating the Wireline segment include the costs to operate our customer care and billing organizations in addition to administrative support. Wireline service revenue and variable network and interconnection costs fluctuate with the changes in our customer base and their related usage, but some cost elements do not fluctuate in the short-term with the changes in our customer usage. Our wireline services provided to our Wireless segment are generally accounted for based on market rates, which we believe approximate fair value. The Company generally re-establishes these rates at the beginning of each fiscal year. The impact of intercompany pricing rate changes to our Wireline segment earnings does not affect our consolidated results of operations as our Wireless segment has an equivalent offsetting impact in cost of services.
The following table provides an overview of the results of operations of our Wireline segment.

	Three Months Ended
	June 30,
Wireline Segment Earnings (Loss)	2019	2018
	(in millions)
Total net service revenues	$307	$338
Cost of services	(262)	(311)
Selling, general and administrative expense	(45)	(69)
Total net operating expenses	(307)	(380)
Wireline segment earnings (loss)	$—	$(42)
Service Revenues
Service revenues for the three-month period ended June 30, 2019 decreased $31 million, or 9%, compared to the same period in 2018. The decrease was driven by fewer customers using IP-based data services.
Costs of Services
Costs of services include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of customer premise equipment. Costs of services decreased $49 million, or 16%, in the three-month period ended June 30, 2019, compared to the same period in 2018. The decrease was primarily due to lower access expense as the result of savings initiatives.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased $24 million, or 35%, in the three-month period ended June 30, 2019, compared to the same period in 2018. The decrease was primarily due to lower shared administrative and employee-related costs required to support the Wireline segment as a result of the decline in revenue. Total selling, general and administrative expense as a percentage of net service revenues was 15% for the three-month period ended June 30, 2019, as compared to 20% for the three-month period ended June 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Three Months Ended
	June 30,
	2019	2018
	(in millions)
Net cash provided by operating activities	$2,244	$2,430
Net cash used in investing activities	$(2,468)	$(4,369)
Net cash used in financing activities	$(1,887)	$(295)
Operating Activities
Net cash provided by operating activities of $2.2 billion for the three-month period ended June 30, 2019 decreased $186 million from the same period in 2018. The change was primarily due to decreased cash received from customers of $239 million, partially offset by lower cash paid for interest of $60 million due to lower outstanding debt.
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
Investing Activities
Net cash used in investing activities for the three-month period ended June 30, 2019 decreased by $1.9 billion compared to the same period in 2018 primarily due to the sale of short-term investments of $1.7 billion and decreased leased device purchases of $301 million.
Net cash used in investing activities for the three-month period ended June 30, 2018 increased by $3.4 billion compared to the same period in 2017 primarily due to increased net purchases of short-term investments of $2.7 billion and increased purchases of $458 million of leased devices. In addition, we had a decrease of $205 million due to an amendment to our Receivables Facility in February 2017, as all cash collected on the underlying receivables generated after the amendment is reflected in operating activities, as described below in Accounts Receivable Facility.
Financing Activities
Net cash used in financing activities of $1.9 billion for the three-month period ended June 30, 2019 increased $1.6 billion compared to the same period in 2018 primarily due to an increase in repayments of debt, financing and finance lease obligations. Total principal repayments include $1.7 billion, $800 million, $219 million and $105 million for the Sprint Capital Corporation 6.900% Senior Notes due 2019, Receivables Facility, the 2016 spectrum financing transaction and the secured equipment credit facilities, respectively. These payments were partially offset by Receivables Facility borrowings of $1.0 billion.
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
Working Capital
We had negative working capital of $700 million and working capital of $776 million as of June 30, 2019 and March 31, 2019, respectively. The change in working capital was primarily due to a decline in cash and cash equivalents and short-term investments driven by the increase in repayments of debt, financing and finance lease obligations as described above. The remaining balance was due to changes to other working capital items.

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
Accounts Receivable Facility
Our Receivables Facility provides us the opportunity to sell certain wireless service receivables, installment receivables, and future amounts due from customers who lease certain devices from us to unaffiliated third parties (the Purchasers). The maximum funding limit under the Receivables Facility is $4.5 billion. In February 2017, the Receivables Facility was amended and Sprint regained effective control over the receivables transferred to the Purchasers by obtaining the right, under certain circumstances, to repurchase them. Subsequent to the February 2017 amendment, all proceeds received from the Purchasers in exchange for the transfer of our wireless service and installment receivables are recorded as borrowings. Repayments and borrowings under the Receivables Facility are reported as financing activities in the consolidated statements of cash flows. All cash collected on repurchased receivables subsequent to the February 2017 amendment was recognized in investing activities in the consolidated statements of cash flows. In June 2018, the Receivables Facility was amended to, among other things, extend the maturity date to June 2020, increase the maximum funding limit by $200 million, reduce financing costs and add month-to-month lease receivables as eligible receivables for leases that extend past their original lease term. In June 2019, the Receivables Facility was further amended to extend the maturity date to February 2021. While we have the right to decide how much cash to receive from each sale, the maximum amount of cash available to us varies based on a number of factors and, as of June 30, 2019, represents approximately 49% of the total amount of the eligible receivables sold to the Purchasers. As of June 30, 2019, the total amount outstanding under our Receivables Facility was $2.8 billion and the total amount available to be drawn was $649 million. However, subsequent to June 30, 2019, Sprint repaid $2.3 billion under the Receivables Facility reducing amounts outstanding to $537 million. During the three-month period ended June 30, 2019, we drew $1.0 billion and repaid $800 million to the Purchasers, which were reflected as financing activities in the consolidated statements of cash flows. Sprint contributes certain wireless service, installment and future lease receivables, as well as the associated leased devices, to Sprint's wholly-owned consolidated bankruptcy-remote special purpose entities (SPEs). At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, installment and future lease receivables to the Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life. As of June 30, 2019, wireless service, installment and lease receivables contributed to the SPEs and included in "Accounts and notes receivable, net" in the consolidated balance sheets were $2.6 billion and the long-term portion of installment receivables included in "Other assets" in the consolidated balance sheets was $248 million. As of June 30, 2019, the net book value of devices contributed to the SPEs was $6.4 billion.
Spectrum Financings
In October 2016, certain subsidiaries of Sprint Communications, which were not "Restricted Subsidiaries" under Sprint Capital Corporation's indentures, transferred certain directly held and third-party leased spectrum licenses (collectively, Spectrum Portfolio) to wholly-owned bankruptcy-remote special purpose entities (collectively, Spectrum Financing SPEs). The Spectrum Portfolio, which represented approximately 14% of Sprint's total spectrum holdings on a MHz-pops basis, was used as collateral to raise an initial $3.5 billion in senior secured notes (2016 Spectrum-Backed Notes) bearing interest at 3.36% per annum under a $7.0 billion securitization program. The 2016 Spectrum-Backed Notes are repayable over a five-year term, with interest-only payments over the first four quarters and amortizing quarterly principal payments thereafter commencing December 2017 through September 2021. During the three-month period ended June 30, 2019, we made scheduled principal repayments of $219 million, resulting in a total principal amount outstanding related to the 2016 Spectrum-Backed Notes of $2.0 billion as of June 30, 2019, of which $875 million was classified as "Current portion of long-term debt, financing and finance lease obligations" in the consolidated balance sheets.
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
Simultaneously with the October 2016 offering, Sprint Communications entered into a long-term lease with the Spectrum Financing SPEs for the ongoing use of the Spectrum Portfolio. The spectrum lease is accounted for as an executory contract. Sprint Communications is required to make monthly lease payments to the Spectrum Financing SPEs at a market rate. The lease payments, which are guaranteed by Sprint Corporation and certain subsidiaries (none of which are "Restricted Subsidiaries" under Sprint Capital Corporation's indentures) of Sprint Communications (and are secured together with the obligations under another transaction document by substantially all of the assets of such entities on a pari passu basis up to an aggregate cap of $3.5 billion with the grant of security under the secured term loan and revolving bank credit facility and EDC (as defined below) agreement), are sufficient to service all outstanding series of the senior secured notes and the lease also constitutes collateral for the senior secured notes. Because the Spectrum Financing SPEs are wholly-owned Sprint subsidiaries, these entities are consolidated and all intercompany activity has been eliminated.
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
In June 2018, we obtained consent under the spectrum-backed senior secured notes indenture to amend the indenture such that the proposed merger transaction with T-Mobile, if consummated, will not constitute a change of control as defined in the indenture.
Credit Facilities
Secured Term Loan and Revolving Bank Credit Facility
On February 3, 2017, we entered into a $6.0 billion credit agreement, consisting of a $4.0 billion, seven-year secured term loan (Initial Term Loan) that matures in February 2024 and a $2.0 billion secured revolving bank credit facility that expires in February 2021. The bank credit facility requires a ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the bank credit facility (adjusted EBITDA), not to exceed 3.75 to 1.0 through the fiscal quarter ending December 31, 2019. The Leverage Ratio must not exceed 3.5 to 1.0 for the fiscal quarter ended March 31, 2020 and each fiscal quarter ending thereafter through expiration of the facility. The Initial Term Loan has an interest rate equal to LIBOR plus 250 basis points and the secured revolving bank credit facility has an interest rate equal to LIBOR plus a spread that varies depending on the Leverage Ratio. During the three-month period ended June 30, 2019, we made principal repayments on the Initial Term Loan totaling $10 million resulting in a total principal amount outstanding for the Initial Term Loan of $3.9 billion as of June 30, 2019.
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
PRWireless Term Loan
During the three-month period ended December 31, 2017, Sprint and PRWireless PR, Inc. completed a transaction to combine their operations in Puerto Rico and the U.S. Virgin Islands into a new entity. Prior to the formation of the new entity, PRWireless PR, Inc. had incurred debt under a secured term loan, which became debt of the new entity upon the transaction close. The secured term loan bears interest at 5.25% plus LIBOR and expires in June 2020. Any amounts repaid early may not be drawn again. During the three-month period ended June 30, 2019, the joint venture borrowed $2 million and made principal repayments of less than $1 million resulting in a total principal amount outstanding of $200 million as of June 30, 2019. Sprint has provided an unsecured guarantee of repayment of the secured term loan obligations. The secured portion of the facility is limited to assets of the joint venture as the borrower.

Export Development Canada (EDC) Agreement
As of June 30, 2019, the EDC agreement provided for security and covenant terms similar to our secured term loan and revolving bank credit facility. However, under the terms of the EDC agreement, repayments of outstanding amounts cannot be redrawn. As of June 30, 2019, the total principal amount outstanding under the EDC facility was $300 million.
Secured equipment credit facilities
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provided for the ability to finance network equipment-related purchases from Nokia Solutions and Networks US LLC, USA. During the three-month period ended June 30, 2019, we made principal repayments totaling $13 million on the facility resulting in a total principal amount of $79 million outstanding as of June 30, 2019.
K-sure
The K-sure secured equipment credit facility provides for the ability to finance network equipment-related purchases from Samsung Telecommunications America, LLC. In October 2018, we amended the secured equipment credit facility to extend the borrowing availability through September 2019. Such borrowings are contingent upon the amount and timing of network equipment-related purchases made by Sprint. During the three-month period ended June 30, 2019, we made principal repayments totaling $72 million on the facility resulting in a total principal amount of $378 million outstanding as of June 30, 2019.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provided for the ability to finance network equipment-related purchases from Alcatel-Lucent USA Inc. In September 2017, we amended the secured equipment credit facility to restore previously expired commitments of $150 million. During the three-month period ended June 30, 2019, we made principal repayments totaling $20 million on the facility resulting in a total principal amount of $99 million outstanding as of June 30, 2019.
Borrowings under the Finnvera, K-sure and D/D secured equipment credit facilities are each secured by liens on the respective network equipment purchased pursuant to each facility's credit agreement. In addition, repayments of outstanding amounts borrowed under the secured equipment credit facilities cannot be redrawn. Each of these facilities is fully and unconditionally guaranteed by both Sprint Communications and Sprint Corporation. As of June 30, 2019, the K-sure facility had $96 million of available borrowing capacity, and the Finnvera and D/D facilities had no available borrowing capacity.
As of June 30, 2019, our Leverage Ratio, as defined by our secured revolving bank credit facility was 2.9 to 1.0. Because our Leverage Ratio exceeded 2.5 to 1.0 at period end, we were restricted from paying cash dividends.
Liquidity and Capital Resources
As of June 30, 2019, our liquidity, including cash and cash equivalents, short-term investments, available borrowing capacity under our secured revolving bank credit facility and availability under our Receivables Facility was $7.4 billion. Our cash, cash equivalents and short-term investments totaled $4.9 billion as of June 30, 2019 compared to $7.0 billion as of March 31, 2019. As of June 30, 2019, we had availability of $1.9 billion under the secured revolving bank credit facility. Amounts available under our Receivables Facility as of June 30, 2019 totaled $649 million.
Additionally, as of June 30, 2019, we had available borrowing capacity of $96 million under our K-sure secured equipment credit facility. However, utilization of this facility is dependent upon the amount and timing of network equipment-related purchases from the applicable supplier and the associated availability under the facility.
As of June 30, 2019, we offered two device financing programs that allow subscribers to forgo traditional service contracts and pay less upfront for devices in exchange for lower monthly service fees, early upgrade options, or both. While a majority of the revenue associated with the installment billing program is recognized at the time of sale along with the related cost of equipment sales, lease revenue associated with our leasing program is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value generally over the lease term, which creates a positive impact to Wireless segment earnings. If the mix of leased devices continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase. The leasing and installment billing programs will continue to require a greater use of cash flows in the earlier part of the contracts as the subscriber will generally pay less upfront than through our traditional subsidy program because they are financing the device. The Receivables Facility was established to help mitigate the use of cash from purchasing devices from OEMs to fulfill our leasing and installment billing programs.

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
To maintain an adequate amount of available liquidity and execute our current business plan, which includes, among other things, network deployment and maintenance, subscriber growth, data usage capacity needs and the expected achievement of a cost structure intended to improve profitability and to meet our long-term debt service requirements and other significant future contractual obligations, we will need to continue to raise additional funds from external sources. If we are unable to obtain external funding, fail to operationalize the most effective cost structure, or are unsuccessful in attracting valuable subscribers such as postpaid handset subscribers, our operations could be adversely affected, which may lead to defaults under certain of our borrowings.
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

•	scheduled principal payments on debt, credit facilities and financing obligations, including $28.7 billion coming due over the next five fiscal years;

•	cash needs related to our device financing programs;

•	availability under the Receivables Facility, which terminates in February 2021;

•	availability of our $2.0 billion secured revolving bank credit facility, which expires in February 2021;

•	remaining availability of $96 million of our secured equipment credit facility for eligible capital expenditures, and any corresponding principal, interest, and fee payments;

•	raising additional funds from external sources;

•	the expected use of cash and cash equivalents in the near-term;

•	any additional contributions we may make to our pension plan;

•	estimated residual values of devices related to our device leasing program; and

•	other future contractual obligations and general corporate expenditures.

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

FUTURE CONTRACTUAL OBLIGATIONS
With the adoption of Topic 842 on April 1, 2019, Sprint elected the hindsight practical expedient in determining the lease term. Upon adoption of the standard, our expected lease term for our cell sites was shortened to the initial non-cancelable term only. Historically, we included renewal assumptions in our lease term if the non-cancelable term was less than ten years and the corresponding payments were reflected in our future contractual obligations. This change resulted in a decrease to future contractual obligations of approximately $1.6 billion. There have been no significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2019. Below is a graph depicting our future principal maturities of debt as of June 30, 2019.
* This table excludes (i) our $2.0 billion secured revolving bank credit facility, which will expire in 2021 and has no outstanding balance, (ii) $120 million in letters of credit outstanding under the secured revolving bank credit facility, (iii) $406 million of finance leases and other obligations, and (iv) net premiums and debt financing costs.

OFF-BALANCE SHEET FINANCING
As of June 30, 2019, we did not participate in, or secure, financings for any unconsolidated special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Sprint applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with U.S. GAAP. Inherent in such policies are certain key assumptions and estimates made by management. Management regularly updates its estimates used in the preparation of the consolidated financial statements based on its latest assessment of the current and projected business and general economic environment. See Note 7. Leases in Notes to the Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for a full discussion of critical accounting policies related to the adoption of Topic 842. Additional information regarding the Company's Critical Accounting Policies and Estimates is included in Item 7. of the Company's Annual Report on Form 10-K for the year ended March 31, 2019.

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
Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:
Merger Transaction:

•
the failure to obtain, or delays in obtaining, required regulatory approvals for the Merger Transaction, and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Merger Transaction, or the failure to satisfy any of the other conditions to the Merger Transaction on a timely basis or at all;

•	the occurrence of events that may give rise to a right of one or both of the parties to terminate the Business Combination Agreement;

•	the diversion of management and financial resources toward the completion of the Merger Transaction;

•	adverse effects on the market price of our common stock or on our or T-Mobile’s operating results because of a failure to complete the Merger Transaction in the anticipated timeframe or at all;

•	inability to obtain the financing contemplated to be obtained in connection with the Merger Transaction on the expected terms or timing;

•
the ability of us, T-Mobile and the combined company to make payments on debt, repay existing or future indebtedness when due, comply with the covenants contained therein or retain sufficient business flexibility;

•	adverse changes in the ratings of our or T-Mobile’s debt securities or adverse conditions in the credit markets;

•
negative effects of the announcement, pendency or consummation of the Merger Transaction on the market price of our common stock and on our or T-Mobile’s operating results, including as a result of changes in key customer, supplier, employee or other business relationships;

•	potential conflicts of interests between our directors and executive officers and our stockholders;

•	significant costs related to the Merger Transaction, including financing costs, and unknown liabilities;

•	failure to realize the expected benefits and synergies of the Merger Transaction in the expected timeframes or at all;

•	costs or difficulties related to the integration of our and T-Mobile’s networks and operations;

•	the risk of litigation or regulatory actions related to the Merger Transaction, including the antitrust litigation brought by the Attorneys General of 14 states and the District of Columbia;

•	the inability of us, T-Mobile or the combined company to retain and hire key personnel;

•
the risk that certain contractual restrictions contained in the Business Combination Agreement during the pendency of the Merger Transaction could adversely affect our or T-Mobile’s ability to pursue business opportunities or strategic transactions;

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

•	our ability to deploy a nationwide 5G network on the scale and on the timeline necessary for us to compete effectively with our competitors, if the Merger Transaction is not consummated;

•	our ability to have the scale necessary to successfully compete;

•	our ability to maintain a sufficiently large subscriber base necessary to support the needs of a competitive nationwide wireless network and the associated high costs;

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

•	our ability to provide the desired mix of integrated services to our subscribers;

•	changes in available technology and the effects of such changes, including product substitutions and deployment costs and performance;

•	volatility in the trading price of our common stock, including as a result of the Merger Transaction, current economic conditions, and our ability to access capital;

•
the impact of various parties not meeting our business requirements, including a significant adverse change in the ability or willingness of such parties to provide service and products, including distribution, or infrastructure equipment for our network;

•	the costs and business risks associated with providing new services and entering new geographic markets;

•
the effects of the Merger Transaction or any other future merger or acquisition involving us, as well as the effect of mergers, acquisitions, and consolidations, and new entrants in the communications industry, and unexpected announcements or developments from others in our industry;

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

•
other risks referenced from time to time in this report and other filings of ours with the SEC, including Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended March 31, 2019.

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
We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and equity prices. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our Annual Report on Form 10-K for the year ended March 31, 2019.

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
In connection with the preparation of this Quarterly Report on Form 10-Q as of June 30, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of June 30, 2019 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. During the three-month period ended June 30, 2019, we completed the implementation of internal controls designed to address the impact of the new leasing standard, which we adopted on a modified retrospective transition method effective April 1, 2019. Other than those changes associated with the new leasing standard, there have been no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
On April 22, 2019, a purported stockholder of the Company filed a putative class action complaint in the Southern District of New York against the Company and two of our executive officers, captioned Meneses v. Sprint Corporation, et al. On June 5, 2019, a second purported stockholder of the Company filed a putative class action complaint in the Southern District of New York against the Company and two of our executive officers, captioned Soloman v. Sprint Corporation, et al. The complaints in the Meneses and Solomon actions allege that the Company and the two executive officers violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 by issuing untrue statements related to certain postpaid net subscriber additions. The complaints seek damages and reasonable attorneys fees. The Company believes the lawsuits are without merit. On June 24, 2019, the Meneses action was voluntarily dismissed.
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us or our subsidiaries. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. Except as otherwise noted, during the three-month period ended June 30, 2019, there were no material developments in the status of these legal proceedings.

Item 1A.	Risk Factors
There have been no material changes to our risk factors as described in our Annual Report on Form 10-K for the year ended March 31, 2019.

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
After the merger with SoftBank, SoftBank acquired control of Sprint. During the three-month period ended June 30, 2019, SoftBank, through one of its non-U.S. subsidiaries, provided roaming services in Iran through Telecommunications Services Company (MTN Irancell), which is or may be a government-controlled entity. During such period, SoftBank had no gross revenues from such services and no net profit was generated. This subsidiary also provided telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the three-month period ended June 30, 2019, SoftBank estimates that gross revenues and net profit generated by such services were both under $4,000. Sprint was not involved in, and did not receive any revenue from, any of these activities. These activities have been conducted in accordance with applicable laws and regulations, and they are not sanctionable under U.S. or Japanese law. Accordingly, with respect to Telecommunications Services Company (MTN Irancell), the relevant SoftBank subsidiary intends to continue such activities. With respect to services provided to accounts affiliated with the Embassy of Iran in Japan, the relevant SoftBank subsidiary is obligated under contract to continue such services.

In addition, during the three-month period ended June 30, 2019, SoftBank, through one of its non-U.S. indirect subsidiaries, provided office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenue and net profit generated by such services were under $2,100 and $500, respectively. Sprint was not involved in and did not receive any revenue from any of these activities. Accordingly, the relevant SoftBank subsidiary intends to continue such activities.

Item 6.	Exhibits

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corp., Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V. and SoftBank Group. Corp.	8-K	001-04721	2.1	4/30/2018

2.2***	Amendment No. 1, dated as of July 26, 2019, to the Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corporation, Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V., and SoftBank Group Corp.	8-K	001-04721	2.2	7/26/2019

2.3***	Asset Purchase Agreement, dated as of July 26, 2019, by and among T-Mobile US, Inc., Sprint Corporation, and DISH Network Corporation.	8-K	001-04721	2.1	7/26/2019

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation	8-K	001-04721	3.1	7/11/2013

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	8/7/2013

(4) Instruments Defining the Rights of Security Holders, including Indentures

4.1	Fourteenth Supplemental Indenture, dated as June 7, 2019, to the Indenture, dated as of November 20, 2006, between Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	6/10/2019

4.2	Form of 7.000% Guaranteed Note due 2020, as amended on June 7, 2019 (included in Exhibit 4.1)	8-K	001-04721	4.2	6/10/2019
(10) Material Contracts

10.1
Second Amendment to Third Amended and Restated Receivables Sale and Contribution Agreement, dated as of June 24, 2019, by and among Sprint Spectrum L.P., as servicer, certain Sprint Corporation subsidiaries, as originators and sellers, and certain special purpose entities, as purchasers, certain commercial paper conduits and financial institutions from time to time party thereto, and Mizuho Bank, Ltd.
						*

10.2
Second Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of June 24, 2019, by and among Sprint Spectrum L.P., as servicer, certain Sprint Corporation special purpose entities, as sellers, certain commercial paper conduits and financial institutions from time to time party thereto, as purchaser agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as joint lead arranger, SMBC Nikko Securities America, Inc., as joint lead arranger, and Mizuho Bank, Ltd., as administrative agent and collateral agent

						*

10.3	Summary of Cash Bonus Award Granted to Andrew M. Davies					*
(31) and (32) Officer Certifications

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File					*
_________________

*	Filed or furnished, as required.

**
Filing excludes certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the SEC upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, for any schedules or exhibits so furnished.

***	Filing excludes certain schedules pursuant to Item 601(a)(5) of Regulation S-K, which the registrant agrees to furnish supplementally to the SEC upon request by the SEC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINT CORPORATION (Registrant)

By:	/s/ PAUL W. SCHIEBER, JR.
Paul W. Schieber, Jr. Vice President and Controller (Principal Accounting Officer)
Date: August 7, 2019