Form 10-K/A
period 2019-03-31
SPRINT Corp
filed 2019-11-12
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-K/A
(Amendment No. 2)
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

DOCUMENTS INCORPORATED BY REFERENCE
None.

SPRINT CORPORATION

		Page Reference
Item	PART II
8.	Financial Statements and Supplementary Data	4
9A.	Controls and Procedures	4

	PART IV
15.	Exhibits and Financial Statement Schedules	6

EXPLANATORY NOTE
Sprint Corporation (the “Company,” “we,” “us” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (Form 10-K) with the U.S. Securities and Exchange Commission (SEC) on May 29, 2019 and Amendment No. 1 on July 26, 2019. The Company is filing Amendment No. 2 (Amendment) to the Form 10-K (Form 10-K/A) for the purpose of (i) amending the Report of Independent Registered Public Accounting Firm in "Part II, Item 8. Financial Statements and Supplementary Data" to reflect the identification of a material weakness in internal control over financial reporting, and (ii) amending the Controls and Procedures disclosure included in "Part II, Item 9A. Controls and Procedures" of the Form 10-K to address management's re-evaluation of disclosure controls and procedures and reflect the identification of a material weakness in internal control over financial reporting.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. We are also filing an updated Consent of Independent Registered Public Accounting Firm. Accordingly, "Part IV, Item 15. Exhibits and Financial Statement Schedules" is amended to include the currently dated certifications and consent as exhibits.
This Amendment does not modify, amend or update in any way the financial statements and other disclosures set forth in the Form 10-K and there have been no changes to the XBRL data filed in Exhibit 101 of the Form 10-K. In addition, except as specifically described above, this Amendment does not reflect events occurring after the filing of the Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the revisions described above. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Form 10-K, and any such forward looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Form 10-K.
In addition to this Amendment, we intend to file an amendment to our Quarterly Report on Form 10-Q for the first quarter ended June 30, 2019 to amend our disclosures under "Part I, Item 4. Controls and Procedures" therein.

PART II

Item 8.	Financial Statements and Supplementary Data
The consolidated financial statements required by this item begin on page F-1 of this Annual Report on Form 10-K/A and are incorporated herein by reference.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Exchange Act, such as the Annual Report on Form 10-K, is reported in accordance with the SEC's rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
In connection with the preparation of the Annual Report on Form 10-K as of March 31, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Previously, based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2019 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. However, due to the material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2019.
Management's Report on Internal Control over Financial Reporting (revised)
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes.
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2019. This assessment was based on the criteria set forth by Internal Control— Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that, as of March 31, 2019, our internal control over financial reporting was effective.
Subsequent to the assessment, the Company determined that we have a material weakness in internal control over financial reporting related to an issue with the functionality that determined qualifying subscriber usage under the Lifeline program. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness is the result of deficiencies in the operating effectiveness of the controls over testing changes to this functionality that determines qualifying subscriber usage and the validation of the ongoing qualifying subscriber usage under the Lifeline program. Therefore, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2019. The Company provides service to eligible Lifeline subscribers under the Assurance Wireless brand for whom it seeks reimbursement from the Universal Service Fund. In 2016, the FCC enacted changes to the Lifeline program, which required Sprint to update how it determined qualifying subscriber usage. An inadvertent coding issue in the system used to identify qualifying subscriber usage occurred in July 2017 while the system was being updated to address the required changes. Sprint claimed monthly subsidies for serving Lifeline subscribers that may not have met Sprint’s usage requirements under the Lifeline program. This control deficiency did not result in a material misstatement of the Company’s consolidated financial statements. However, this control deficiency could result in a material misstatement of the interim or annual consolidated financial statements and disclosures in future periods that would not be prevented or detected. While Sprint supports our Lifeline subscribers through our Assurance Wireless prepaid brand, beginning in April 2017 we excluded the Lifeline subscribers from our reported prepaid subscriber base due to regulatory changes resulting in tighter program restrictions.

Notwithstanding the material weakness described above, management has concluded that our consolidated financial statements as originally filed for the fiscal year ended March 31, 2019, and as included in this Annual Report on Form 10-K/A, are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented and that these financial statements may be relied upon.
Our independent registered public accounting firm has issued a revised report on the effectiveness of our internal control over financial reporting as of March 31, 2019. This revised report appears on page F-2.
Remediation Plan
When the Company became aware of the issue, we immediately investigated and proactively raised the identified issue with the FCC and the appropriate state regulators. We corrected the functionality and assessed the impact of identified changes. Management, with oversight of the Audit Committee, has been actively engaged in developing remediation plans to address the material weakness noted above. As part of the remediation plans, the Company is assessing the change management policies and controls and designing and implementing additional processes and controls for validating ongoing subscriber qualifications under the Lifeline program. Subsequent testing of the operational effectiveness of the modified systems and validation controls will be necessary to conclude that the material weakness has been fully remediated. We are committed to reimbursing federal and state governments for any subsidy payments that were collected incorrectly as a result of the system issue as well as successfully implementing the remediation plans.
Changes in Internal Control over Financial Reporting
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. Other than the material weakness noted above, there have been no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the three-month period ended June 30, 2018, we completed the implementation of internal controls designed to address the impact of the new revenue recognition standard, which we adopted on a modified retrospective basis effective April 1, 2018.

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
Date: November 12, 2019

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
						*

10.18	Guarantee and Collateral Agreement, dated October 27, 2016, among Deutsche Bank Trust Company Americas, Sprint Spectrum PledgeCo LLC, Sprint Spectrum PledgeCo II LLC, Sprint Spectrum PledgeCo III LLC, Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC.	8-K	001-04721	10.1	11/2/2016

10.19	Intra-Company Spectrum Lease Agreement, dated as of October 27, 2016, among Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate HoldCo LLC, Sprint Intermediate HoldCo II LLC, Sprint Intermediate HoldCo III LLC and the guarantors named therein	8-K	001-04721	10.2	11/2/2016

10.20	First Amendment to Intra-Company Spectrum Lease Agreement, dated as of March 12, 2018, among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate HoldCo LLC, Sprint Intermediate HoldCo II LLC, Sprint Intermediate HoldCo III LLC and the guarantors named therein	8-K	001-04721	10.1	3/12/2018

10.21	Second Amendment to Intra-Company Spectrum Lease Agreement, dated as of June 6, 2018, among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate HoldCo LLC, Sprint Intermediate HoldCo II LLC, Sprint Intermediate HoldCo III LLC, Sprint Corporation and the subsidiary guarantors named on the signature pages thereto	8-K	001-04721	10.1	6/6/2018

10.22	Warrant Agreement for Sprint Corporation Common Stock, dated as of July 10, 2013, by and between Sprint Corporation and Starburst I, Inc.	8-K	001-04721	10.6	7/11/2013

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.23	Support Agreement, dated as of April 29, 2018, by and among Deutsche Telekom AG, Deutsche Telekom Holding B.V., Sprint Corporation and SoftBank Group. Corp.	8-K	001-04721	10.1	4/30/2018

(10) Executive Compensation Plans and Arrangements

10.24	Form of Award Agreement (awarding stock options) under the 2014 Long-Term Incentive Plan for executive officers with Sprint employment agreements	10-Q	001-04721	10.11	8/8/2014

10.25	Form of Award Agreement (awarding stock options) under the 2014 Long-Term Incentive Plan to executive officers other than those with Sprint employment agreements	10-Q	001-04721	10.12	8/8/2014

10.26	Form of Turnaround Incentive Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan for certain executive officers in exchange for reduced long-term incentive opportunities	10-Q	001-04721	10.6	11/9/2015

10.27	Form of Turnaround Incentive Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan for certain executive officers	10-Q	001-04721	10.7	11/9/2015

10.28	Form of Award Agreement (awarding stock options) under the 2015 Omnibus Incentive Plan to executive officers other than those with Sprint employment agreements	10-Q	001-04721	10.8	11/9/2015

10.29	Amended and Restated Employment Agreement, dated July 2, 2018, by and between Marcelo Claure and Sprint Corporation	8-K	001-04721	10.2	7/2/2018

10.30	Amended and Restated Employment Agreement, dated July 2, 2018, by and between Michel Combes and Sprint Corporation	8-K	001-04721	10.3	7/2/2018

10.31	Employment Offer Letter, dated July 2, 2018, by and between Andrew M. Davies and Sprint Corporation	8-K	001-04721	10.1	7/2/2018

10.32	Employment Agreement, executed as of January 19, 2017, between Nestor Cano and Sprint Corporation	8-K	001-04721	10.1	1/24/2017

10.33	Employment Agreement, effective September 6, 2013 by and between Sprint Corporation and Brandon Dow Draper	10-Q	001-04721	10.25	11/6/2013

10.34	First Amendment to Employment Agreement, dated February 21, 2014, by and between Sprint Corporation and Brandon Dow Draper	10-KT	001-04721	10.78	5/27/2014

10.35	Employment Agreement, dated January 2, 2016, by and between Sprint Corporation and Jorge Gracia	10-Q	001-04721	10.12	2/4/2016

10.36	Employment Agreement, effective May 20, 2014, by and between Sprint Corporation and John C. Saw	10-Q	001-04721	10.1	8/8/2014

10.37	First Amendment to Employment Agreement, effective October 20, 2014, by and between Sprint Corporation and John C. Saw	10-Q	001-04721	10.3	11/6/2014

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.38	Second Amendment to Employment Agreement, effective July 27, 2015, by and between Sprint Corporation and John C. Saw	10-Q	001-04721	10.1	11/9/2015

10.39	Third Amendment to Amended Employment Agreement, effective December 15, 2017, by and between John C. Saw and Sprint Corporation	10-Q	001-04721	10.6	2/6/2018

10.40	Fourth Amendment to Employment Agreement, dated August 8, 2018, by and between John C. Saw and Sprint Corporation	10-Q	001-04721	10.4	11/7/2018

10.41	Amended and Restated Agreement Regarding Special Compensation and Post Employment Restrictive Covenants, dated December 31, 2008, by and between Sprint Nextel Corporation and Paul W. Schieber	10-K	001-04721	10.80	2/24/2014

10.42	First Amendment to Amended and Restated Agreement Regarding Special Compensation and Post Employment Restrictive Covenants, dated December 11, 2012, by and between Sprint Nextel Corporation and Paul W. Schieber	10-K	001-04721	10.81	2/24/2014

10.43	Retention Award Letter for Paul Schieber effective October 17, 2017	10-Q	001-04721	10.7	2/6/2018

10.44	Employment Agreement, dated May 31, 2015, by and between Sprint Corporation and Kevin Crull	10-Q	001-04721	10.3	8/7/2015

10.45	Amendment to Employment Agreement, effective January 3, 2018, by and between Kevin Crull and Sprint Corporation	8-K	001-04721	10.3	1/4/2018

10.46	Summary of Compensation Committee approval of additional monthly flight hours as provided under the Amended and Restated Employment Agreement, effective as of August 11, 2015, by and between Sprint Corporation and Raul Marcelo Claure	10-Q	001-04721	10.3	8/9/2016

10.47	Form of Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan with covenants and restrictions to executive officers	10-Q	001-04721	10.4	8/9/2016

10.48	Form of Turnaround Incentive Award Agreement (awarding performance-based restricted stock units) under the 2015 Omnibus Incentive Plan for certain executive officers with proration after two years	10-Q	001-04721	10.6	8/9/2016

10.49	Form of Turnaround Incentive Award Agreement (awarding performance-based restricted stock units) under the 2015 Omnibus Incentive Plan with proration after two years	10-Q	001-04721	10.1	11/1/2016

10.50	Form of Turnaround Incentive Award Agreement (awarding performance-based restricted stock units) under the 2015 Amended and Restated Omnibus Incentive Plan	10-Q	001-04721	10.2	8/3/2017

10.51	Form of Award Agreement (awarding stock options) under the 2015 Amended and Restated Omnibus Incentive Plan with covenants and restrictions to executive officers without special compensation arrangements	10-Q	001-04721	10.3	8/3/2017

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.52	Form of Award Agreement (awarding stock options) under the 2015 Amended and Restated Omnibus Incentive Plan with covenants and restrictions to executive officers with special compensation arrangements	10-Q	001-04721	10.4	8/3/2017

10.53	Form of Award Agreement (awarding restricted stock units) under the 2015 Amended and Restated Omnibus Incentive Plan with covenants and restrictions to executive officers	10-Q	001-04721	10.5	8/3/2017

10.54	Form of Award Agreement (awarding performance-based restricted stock units) under the 2015 Amended and Restated Omnibus Incentive Plan with covenants and restrictions to executive officers	10-Q	001-04721	10.6	8/3/2017

10.55	Sprint Corporation 2007 Omnibus Incentive Plan	8-K	001-04721	10.2	9/20/2013

10.56	Sprint Corporation Amended and Restated 2015 Omnibus Incentive Plan	10-Q	001-04721	10.1	2/6/2017

10.57	Sprint Corporation Change in Control Severance Plan	10-K	001-04721	10.88	5/17/2016

10.58	Sprint Corporation Deferred Compensation Plan, as amended and restated effective September 26, 2014	10-Q	001-04721	10.2	11/6/2014

10.59	Executive Deferred Compensation Plan, as amended and restated effective January 1, 2008	10-K	001-04721	10.35	2/27/2009

10.60	Summary of Director Compensation Programs	10-Q	001-04721	10.19	11/6/2013

10.61	Director's Deferred Fee Plan, as amended and restated effective January 1, 2008	10-K	001-04721	10.37	2/27/2009

10.62	Form of Award Agreement (awarding restricted stock units) under the 2007 Omnibus Incentive Plan for non-employee directors	10-Q	001-04721	10.10	5/9/2007

10.63	Form of Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan for non-employee directors	10-Q	001-04721	10.5	11/9/2015

10.64	Form of Election to Defer Delivery of Shares Subject to RSUs (Outside Directors)	10-K	001-04721	10.95	5/17/2016

10.65	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain of its directors	8-K	001-04721	10.1	7/11/2013

10.66	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain of its officers	8-K	001-04721	10.2	7/11/2013

10.67	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain individuals who serve as both a director and officer of Sprint Corporation	8-K	001-04721	10.3	7/11/2013

(21) Subsidiaries of the Registrant

21	Subsidiaries of the Registrant					*

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(23) Consents of Experts and Counsel

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					***

(31) and (32) Officer Certifications

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					***

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					***

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					***

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					***

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					***

101.SCH	XBRL Taxonomy Extension Schema Document					***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					***
_________________

*	Previously filed or furnished, as required, with the Company's Annual Report on Form 10-K for the fiscal year ended
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
In our report dated May 29, 2019, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described below, the Company subsequently identified a material weakness in its internal control over financial reporting. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019, as expressed herein, is different from that expressed in our previous report.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective April 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, using the modified retrospective method.
Basis for Opinions
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (revised). Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Index to Consolidated Financial Statements

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
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: a material weakness related to an issue with the functionality that determined qualifying subscriber usage under the Lifeline program. The material weakness is the result of deficiencies in the operating effectiveness of the controls over testing changes to this functionality that determines qualifying subscriber usage and the validation of ongoing qualifying subscriber usage under the Lifeline program. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements as of and for the year ended March 31, 2019, of the Company, and this report does not affect our opinion on such financial statements.

/s/ DELOITTE & TOUCHE LLP LLP
Kansas City, Missouri
May 29, 2019 (November 12, 2019, as to the material weakness described in Management's Report on Internal Control over Financial Reporting (revised))

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