Form 10-Q/A
period 2019-06-30
SPRINT Corp
filed 2019-11-12
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-Q/A
(Amendment No. 1)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
COMMON SHARES OUTSTANDING AT AUGUST 6, 2019:

Sprint Corporation Common Stock	4,092,896,454

SPRINT CORPORATION

		Page Reference
Item	PART I — FINANCIAL INFORMATION
4.	Controls and Procedures	1

	PART II — OTHER INFORMATION
6.	Exhibits	2
Signature		4

EXPLANATORY NOTE
Sprint Corporation (the “Company,” “we,” “us” or “our”) filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (Form 10-Q) with the U.S. Securities and Exchange Commission (SEC) on August 7, 2019. The Company is filing Amendment No. 1 (Amendment) to the Form 10-Q (Form 10-Q/A) for the purpose of amending "Part I, Item 4. Controls and Procedures" of the Form 10-Q to reflect management's revised conclusion that our disclosure controls and procedures were not effective as of the three-month period ended June 30, 2019. Management revised its conclusion after the identification of a material weakness in the Company's internal control over financial reporting identified subsequent to the filing of the Form 10-Q.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), this Form 10-Q/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, "Part II, Item 6. Exhibits" is amended to include the currently dated certifications.
This Amendment does not modify, amend or update in any way the financial statements and other disclosures set forth in the Form 10-Q and there have been no changes to the XBRL data filed in Exhibit 101 of the Form 10-Q. In addition, except as specifically described above, this Amendment does not reflect events occurring after the filing of the Form 10-Q, nor does it modify or update disclosures therein in any way other than as required to reflect the revisions described above. Among other things, forward-looking statements made in the Form 10-Q have not been revised to reflect events that occurred or facts that became known to us after the filing of the Form 10-Q, and any such forward looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Form 10-Q.

PART I — FINANCIAL INFORMATION

Item 4.	Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Exchange Act, such as this Quarterly Report on Form 10-Q, is reported in accordance with the SEC's rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
In connection with the preparation of the Quarterly Report on Form 10-Q as of June 30, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness described below, the Company's design and operation of the disclosure controls and procedures were ineffective as of June 30, 2019 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
A material weakness in internal control over financial reporting was discovered related to an issue with the functionality that determined qualifying subscriber usage under the Lifeline program. The material weakness is the result of deficiencies in the operating effectiveness of the controls over testing changes to this functionality that determines qualifying subscriber usage and the validation of the ongoing qualifying subscriber usage under the Lifeline program. The Company provides service to eligible Lifeline subscribers under the Assurance Wireless brand for whom it seeks reimbursement from the Universal Service Fund. In 2016, the FCC enacted changes to the Lifeline program, which required Sprint to update how it determined qualifying subscriber usage. An inadvertent coding issue in the system used to identify qualifying subscriber usage occurred in July 2017 while the system was being updated to address the required changes. Sprint claimed monthly subsidies for serving Lifeline subscribers that may not have met Sprint’s usage requirements under the Lifeline program. While Sprint supports our Lifeline subscribers through our Assurance Wireless prepaid brand, beginning in April 2017 we excluded the Lifeline subscribers from our reported prepaid subscriber base due to regulatory changes resulting in tighter program restrictions. Due to their exclusion from our subscriber base, prepaid ARPU and churn were not affected.
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
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. During the three-month period ended June 30, 2019, we completed the implementation of internal controls designed to address the impact of the new leasing standard, which we adopted on a modified retrospective transition method effective April 1, 2019. Other than those changes associated with the new leasing standard and the material weakness noted above, there have been no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Notwithstanding the material weakness described above, management has concluded that our consolidated financial statements included in the Quarterly Report on Form 10-Q for the three-month period ended June 30, 2019 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented and that these financial statements may be relied upon.

PART II — OTHER INFORMATION

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

						*

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.3	Summary of Cash Bonus Award Granted to Andrew M. Davies					*
(31) and (32) Officer Certifications

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.3	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					****

31.4	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					****

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document					****

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					****

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					****

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					****

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					****

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)					****
_________________

*	Previously filed or furnished, as required, with the Company's Quarterly Report on Form 10-Q for the three-month period ended June 30, 2019, filed with the SEC on August 7, 2019.

**
Filing excludes certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the SEC upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, for any schedules or exhibits so furnished.

***	Filing excludes certain schedules pursuant to Item 601(a)(5) of Regulation S-K, which the registrant agrees to furnish supplementally to the SEC upon request by the SEC.

****	Filed or furnished, as required.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINT CORPORATION (Registrant)

By:	/s/ MICHEL COMBES
Michel Combes Chief Executive Officer and President
Date: November 12, 2019

4