Form 10-Q
period 2019-09-30
SPRINT Corp
filed 2019-11-12
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-Q
—————————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
COMMON SHARES OUTSTANDING AT NOVEMBER 11, 2019:

Sprint Corporation Common Stock	4,106,855,979

SPRINT CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2019	2019
	(in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,262	$6,982
Short-term investments	61	67
Accounts and notes receivable, net of allowance for doubtful accounts and deferred interest of $382 and $363, respectively	3,723	3,554
Device and accessory inventory	963	999
Prepaid expenses and other current assets	1,197	1,289
Total current assets	10,206	12,891
Property, plant and equipment, net	20,562	21,201
Costs to acquire a customer contract	1,712	1,559
Operating lease right-of-use assets	6,885	—
Intangible assets
Goodwill	4,598	4,598
FCC licenses and other	41,481	41,465
Definite-lived intangible assets, net	1,413	1,769
Other assets	1,071	1,118
Total assets	$87,928	$84,601
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,918	$3,961
Accrued expenses and other current liabilities	3,198	3,597
Current operating lease liabilities	1,835	—
Current portion of long-term debt, financing and finance lease obligations	4,101	4,557
Total current liabilities	13,052	12,115
Long-term debt, financing and finance lease obligations	33,268	35,366
Long-term operating lease liabilities	5,667	—
Deferred tax liabilities	7,489	7,556
Other liabilities	2,555	3,437
Total liabilities	62,031	58,474
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.01 per share, 9.0 billion authorized, 4.108 billion and 4.081 billion issued, respectively	41	41
Paid-in capital	28,349	28,306
Treasury shares, at cost	(16)	—
Accumulated deficit	(2,106)	(1,883)
Accumulated other comprehensive loss	(418)	(392)
Total stockholders' equity	25,850	26,072
Noncontrolling interests	47	55
Total equity	25,897	26,127
Total liabilities and equity	$87,928	$84,601
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Net operating revenues:
Service	$5,273	$5,762	$10,836	$11,502
Equipment sales	1,192	1,418	2,412	2,591
Equipment rentals	1,330	1,253	2,689	2,465
	7,795	8,433	15,937	16,558
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	1,775	1,694	3,485	3,371
Cost of equipment sales	1,359	1,517	2,700	2,787
Cost of equipment rentals (exclusive of depreciation below)	240	151	465	275
Selling, general and administrative	1,936	1,861	3,843	3,728
Depreciation - network and other	1,065	1,021	2,185	2,044
Depreciation - equipment rentals	1,056	1,181	2,085	2,317
Amortization	106	159	224	330
Other, net	21	71	258	113
	7,558	7,655	15,245	14,965
Operating income	237	778	692	1,593
Other (expense) income:
Interest expense	(594)	(633)	(1,213)	(1,270)
Other income, net	14	79	42	121
	(580)	(554)	(1,171)	(1,149)
(Loss) income before income taxes	(343)	224	(479)	444
Income tax benefit (expense)	64	(17)	86	(64)
Net (loss) income	(279)	207	(393)	380
Less: Net loss (income) attributable to noncontrolling interests	5	(11)	8	(8)
Net (loss) income attributable to Sprint Corporation	$(274)	$196	$(385)	$372

Basic net (loss) income per common share attributable to Sprint Corporation	$(0.07)	$0.05	$(0.09)	$0.09
Diluted net (loss) income per common share attributable to Sprint Corporation	$(0.07)	$0.05	$(0.09)	$0.09
Basic weighted average common shares outstanding	4,098	4,061	4,092	4,036
Diluted weighted average common shares outstanding	4,098	4,124	4,092	4,095

Other comprehensive (loss) income, net of tax:
Net unrealized holding gains (losses) on securities and other	$1	$1	$(2)	$(7)
Net unrealized holding (losses) gains on derivatives	(6)	7	(27)	17
Net unrecognized net periodic pension and other postretirement benefits	1	1	3	3
Cumulative effect of accounting change	—	—	—	(8)
Other comprehensive (loss) income	(4)	9	(26)	5
Comprehensive (loss) income	$(283)	$216	$(419)	$385
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(393)	$380
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairments	212	—
Depreciation and amortization	4,494	4,691
Provision for losses on accounts receivable	266	166
Share-based and long-term incentive compensation expense	63	68
Deferred income tax (benefit) expense	(106)	39
Amortization of long-term debt premiums, net	(31)	(67)
Loss on disposal of property, plant and equipment	465	343
Deferred purchase price from sale of receivables	—	(223)
Other changes in assets and liabilities:
Accounts and notes receivable	(435)	85
Inventories and other current assets	503	168
Operating lease right-of-use assets	849	—
Accounts payable and other current liabilities	(111)	(95)
Current and long-term operating lease liabilities	(955)	—
Non-current assets and liabilities, net	(132)	(384)
Other, net	121	186
Net cash provided by operating activities	4,810	5,357
Cash flows from investing activities:
Capital expenditures - network and other	(2,298)	(2,398)
Capital expenditures - leased devices	(3,302)	(3,524)
Expenditures relating to FCC licenses	(16)	(70)
Proceeds from sales and maturities of short-term investments	67	4,002
Purchases of short-term investments	(61)	(4,834)
Proceeds from sales of assets and FCC licenses	599	272
Proceeds from deferred purchase price from sale of receivables	—	223
Other, net	(9)	42
Net cash used in investing activities	(5,020)	(6,287)
Cash flows from financing activities:
Proceeds from debt and financings	3,364	2,944
Repayments of debt, financing and finance lease obligations	(5,826)	(2,928)
Debt financing costs	(12)	(248)
Proceeds from issuance of common stock, net	(33)	276
Net cash (used in) provided by financing activities	(2,507)	44
Net decrease in cash, cash equivalents and restricted cash	(2,717)	(886)
Cash, cash equivalents and restricted cash, beginning of period	7,063	6,659
Cash, cash equivalents and restricted cash, end of period	$4,346	$5,773
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Six Months Ended September 30, 2019
	Common Stock		Paid-in Capital	Treasury Shares		(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance, March 31, 2019	4,081	$41	$28,306	—	$—	$(1,883)	$(392)	$55	$26,127
Net loss						(111)		(3)	(114)
Other comprehensive loss, net of tax							(22)		(22)
Issuance of common stock, net	11		(15)		(2)				(17)
Share-based compensation expense			35						35
Other, net			(3)						(3)
Cumulative effect of accounting change						162			162
Balance, June 30, 2019	4,092	41	28,323	—	(2)	(1,832)	(414)	52	26,168
Net loss						(274)		(5)	(279)
Other comprehensive loss, net of tax							(4)		(4)
Issuance of common stock, net	16		(2)	2	(14)				(16)
Share-based compensation expense			28						28
Balance, September 30, 2019	4,108	$41	$28,349	2	$(16)	$(2,106)	$(418)	$47	$25,897

	Six Months Ended September 30, 2018
	Common Stock		Paid-in Capital	Treasury Shares		(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance, March 31, 2018	4,005	$40	$27,884	—	$—	$(1,255)	$(313)	$63	$26,419
Net income (loss)						176		(3)	173
Other comprehensive income, net of tax							4		4
Issuance of common stock, net	8		2	1	(4)				(2)
Share-based compensation expense			40						40
Capital contribution by SoftBank			1						1
Cumulative effect of accounting changes						1,315	(8)		1,307
Other, net			3						3
Increase (decrease) attributable to noncontrolling interests			8					(8)	—
Balance, June 30, 2018	4,013	40	27,938	1	(4)	236	(317)	52	27,945
Net income						196		11	207
Other comprehensive income, net of tax							9		9
Issuance of common stock, net	66	1	288	1	(11)				278
Share-based compensation expense			27						27
Capital contribution by SoftBank			1						1
Other, net			(3)						(3)
Balance, September 30, 2018	4,079	$41	$28,251	2	$(15)	$432	$(308)	$63	$28,464
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
Business Combination Agreement
On April 29, 2018, we announced that we entered into a Business Combination Agreement with T-Mobile US, Inc. (T-Mobile) to merge in an all-stock transaction for a fixed exchange ratio of 0.10256 of T-Mobile shares for each Sprint share, or the equivalent of 9.75 Sprint shares for each T-Mobile share (Merger Transaction). Immediately following the Merger Transaction, Deutsche Telekom AG and SoftBank Group Corp. are expected to hold approximately 42% and 27% of fully-diluted shares of the combined company, respectively, with the remaining 31% of the fully-diluted shares of the combined company held by public stockholders. The board of directors will consist of 14 directors, of which nine will be nominated by Deutsche Telekom AG, four will be nominated by SoftBank Group Corp., and the final director will be the CEO of the combined company. The combined company will be named T-Mobile. The Merger Transaction is subject to customary closing conditions, including certain state and federal regulatory approvals. Sprint and T-Mobile completed the Hart-Scott-Rodino filing with the Department of Justice (DOJ) on May 24, 2018. On June 18, 2018, the parties filed with the Federal Communications Commission (FCC) the merger applications, including the Public Interest Statement. On July 18, 2018, the FCC accepted the applications for filing and established a public comment period for the Merger Transaction. The formal comment period concluded on October 31, 2018. On May 20, 2019, to facilitate the FCC’s review and approval of the FCC license transfers associated with the proposed Merger Transaction, we and T-Mobile filed with the FCC a written ex parte presentation (the Presentation) relating to the proposed Merger Transaction. The Presentation included proposed commitments from us and T-Mobile. On October 16, 2019, the FCC voted to approve the Merger Transaction. The Merger Transaction received clearance from the Committee on Foreign Investment in the United States on December 17, 2018.
On July 26, 2019, the DOJ and five State Attorneys General filed an action in the United States District Court for the District of Columbia that would resolve their objections to the Merger Transaction. Since then, four additional states have joined the DOJ action. The Merger Transaction has received approval from 18 of the 19 state public utility commissions. The parties are awaiting further regulatory approvals, and resolution of litigation filed by the Attorneys General of 15 states and the District of Columbia seeking to block the Merger Transaction. The parties to the Business Combination Agreement extended the Outside Date (as defined in the Business Combination Agreement) to November 1, 2019, or, if the Marketing Period (as defined in the Business Combination Agreement) is in effect at such time, then the Outside Date will be January 2, 2020. After November 1, 2019, Sprint and T-Mobile each have a right under the Business Combination Agreement to terminate that agreement at any time because the Merger Transactions were not completed as of that date.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Also, on July 26, 2019, Sprint and T-Mobile announced agreements with DISH Network Corporation (DISH) in which new T-Mobile will divest Sprint’s prepaid assets (excluding the Assurance brand Lifeline customers and the prepaid wireless customers of Shenandoah Telecommunications Company and Swiftel Communications, Inc.) and Sprint’s 800 MHz spectrum assets to DISH for a total of approximately $5.0 billion. Additionally, upon the closing of the divestiture transaction, new T-Mobile will provide DISH wireless customers access to its network for up to seven years and offer standard transition services arrangements to DISH during a transition period of up to three years. DISH will also have an option to take on leases for certain cell sites and retail locations that are decommissioned by the new T-Mobile, subject to any assignment restrictions. Under the terms of the arrangement, Sprint appointed individuals, subject to approval by the DOJ, to oversee the prepaid assets and maintain complete managerial responsibility, including the ability to make all business decisions relating to the operations of the prepaid assets independent of Sprint and T-Mobile. In connection with the execution of the firm agreements by and between DISH and the Company, as well as the agreements with the DOJ as outlined in the Proposed Final Judgment and Stipulation and Order, Sprint has not lost a controlling financial interest in its prepaid assets. The transactions with DISH are contingent on the successful closing of T-Mobile’s merger with Sprint, among other closing conditions.

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
As the Company has elected the modified retrospective transition method, any assets and liabilities that were recognized solely as a result of a transaction where the Company was the deemed owner during construction were derecognized at transition for completed construction sites. The Company funded certain construction costs which were concluded to be prepaid lease payments; consequently, such amounts were carried over at their depreciated balance of approximately $0.6 billion and included in the associated finance lease ROU assets, which is included within "Property, Plant and Equipment, net" in the consolidated balance sheets.
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
The following table summarizes the installment receivables:

	September 30, 2019	March 31, 2019
	(in millions)
Installment receivables, gross	$1,420	$1,212
Deferred interest	(76)	(71)
Installment receivables, net of deferred interest	1,344	1,141
Allowance for credit losses	(234)	(215)
Installment receivables, net	$1,110	$926

Classified in the consolidated balance sheets as:
Accounts and notes receivable, net	$845	$679
Other assets	265	247
Installment receivables, net	$1,110	$926

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The balance and aging of installment receivables on a gross basis by credit category were as follows:

	September 30, 2019			March 31, 2019
	Prime	Subprime	Total	Prime	Subprime	Total
	(in millions)			(in millions)
Unbilled	$767	$555	$1,322	$667	$459	$1,126
Billed - current	47	27	74	43	22	65
Billed - past due	10	14	24	10	11	21
Installment receivables, gross	$824	$596	$1,420	$720	$492	$1,212

Activity in the deferred interest and allowance for credit losses for the installment receivables was as follows:

	Six Months Ended	Twelve Months Ended
	September 30, 2019	March 31, 2019
	(in millions)
Deferred interest and allowance for credit losses, beginning of period	$286	$323
Adjustment to deferred interest on short- and long-term installment receivables due to adoption of revenue recognition standard on April 1, 2018	—	(50)
Bad debt expense	90	116
Write-offs, net of recoveries	(72)	(118)
Change in deferred interest on short- and long-term installment receivables	6	15
Deferred interest and allowance for credit losses, end of period	$310	$286

Note 4.	Financial Instruments
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
The carrying amount of cash equivalents, accounts and notes receivable, and accounts payable approximates fair value. Short-term investments are recorded at amortized cost and the respective carrying amounts approximate the fair value that would be determined primarily using quoted prices in active markets. As of September 30, 2019 and March 31, 2019, short-term investments consisted of $61 million and $67 million of commercial paper, respectively. The fair value of marketable equity securities, totaling $1 million for both periods ended September 30, 2019 and March 31, 2019, are measured on a recurring basis using quoted prices in active markets. Current and long-term debt inclusive of our other financings are carried at amortized cost.
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
The following table presents carrying amounts and estimated fair values of current and long-term debt and financing obligations:

	Carrying amount at September 30, 2019	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt and financing obligations	$37,730	$36,253	$197	$3,709	$40,159

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Carrying amount at March 31, 2019	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt and financing obligations	$40,193	$36,642	$197	$3,970	$40,809

Note 5.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment, leased devices and other long-lived assets used to provide service to our subscribers. Non-cash accruals included in property, plant and equipment (excluding leased devices) totaled $1.1 billion and $1.2 billion as of September 30, 2019 and 2018, respectively.
The following table presents the components of property, plant and equipment and the related accumulated depreciation:

	September 30, 2019	March 31, 2019
	(in millions)
Land	$105	$246
Network equipment, site costs and related software	25,349	24,967
Buildings and improvements	415	856
Leased devices, non-network internal use software, office equipment and other	12,265	12,627
Construction in progress	2,846	3,044
Less: accumulated depreciation	(20,418)	(20,539)
Property, plant and equipment, net	$20,562	$21,201

Network equipment, site costs and related software includes switching equipment, cell site towers, site development costs, radio frequency equipment, network software, digital fiber optic cable, transport facilities and transmission-related equipment. Also included within this component are finance lease ROU assets, which primarily consist of prepayments of site rental costs for leases with an immaterial remaining lease obligation. Buildings and improvements principally consist of owned general office facilities, retail stores and leasehold improvements. Leased devices, non-network internal use software, office equipment and other primarily consists of leased devices, furniture, information technology systems, and equipment and vehicles. Construction in progress, which is not depreciated until placed in service, primarily includes materials, transmission and related equipment, labor, engineering, site development costs, interest and other costs relating to the construction and development of our network.
Sprint offers a leasing program to its customers whereby qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to return the device, continue leasing the device, or purchase the device. As of September 30, 2019, substantially all of our device leases were classified as operating leases. Purchases of leased devices are reported as cash outflows for "Capital expenditures - leased devices" in the consolidated statements of cash flows. The devices are then depreciated using the straight-line method to their estimated residual value generally over the term of the lease.
The following table presents leased devices and the related accumulated depreciation:

	September 30, 2019	March 31, 2019
	(in millions)
Leased devices	$10,557	$10,972
Less: accumulated depreciation	(4,179)	(4,360)
Leased devices, net	$6,378	$6,612

During the six-month periods ended September 30, 2019 and 2018, we had non-cash transfers of returned leased devices from property, plant and equipment to device and accessory inventory at the lower of net book value or their estimated fair value of $539 million and $399 million, respectively. Non-cash accruals included in leased devices totaled $127 million and $207 million as of September 30, 2019 and 2018, respectively.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the three- and six-month periods ended September 30, 2019 and 2018, we recorded $240 million, $465 million, $219 million and $343 million, respectively, of loss on disposal of property, plant and equipment, net of recoveries. Net losses that resulted from the write-off of leased devices were primarily associated with lease cancellations prior to the scheduled customer lease terms where customers did not return the devices to us. Such losses were the primary driver of the loss on disposal of property, plant and equipment, net of recoveries, and were $240 million, $465 million, $151 million and $275 million for the three- and six-month periods ended September 30, 2019 and 2018, respectively, and are included in "Cost of equipment rentals" in our consolidated statements of comprehensive (loss) income. Additionally, during the three- and six-month periods ended September 30, 2018, we recorded $68 million of losses primarily related to cell site construction costs and other network costs that are no longer recoverable as a result of changes in our network plans, which are included in "Other, net" in our consolidated statements of comprehensive (loss) income.
On June 27, 2019, the Company entered into a sale and leaseback agreement for our Overland Park, Kansas campus. The Company determined that the asset should be classified as held-for-sale as of June 30, 2019 and measured at the lower of its carrying amount or fair value less cost to sell resulting in the recognition of a non-cash impairment of approximately $207 million included in "Other, net" within the consolidated statements of comprehensive (loss) income. On July 9, 2019, the sale closed resulting in the derecognition of the campus assets and the leaseback began.

Note 6.	Intangible Assets
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist of FCC licenses, which were acquired primarily through FCC auctions and business combinations, certain of our trademarks, and goodwill. At September 30, 2019, we held 800 MHz, 1.9 GHz and 2.5 GHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. Accordingly, we have concluded that FCC licenses are indefinite-lived intangible assets. Our Sprint and Boost Mobile trademarks have also been identified as indefinite-lived intangible assets. Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations.
The following provides the activity of indefinite-lived intangible assets within the consolidated balance sheets:

	March 31, 2019	Net Additions	September 30, 2019
	(in millions)
FCC licenses	$37,430	$16	$37,446
Trademarks	4,035	—	4,035
Goodwill(1)	4,598	—	4,598
	$46,063	$16	$46,079

_________________

(1)	Through March 31, 2019 accumulated impairment losses for goodwill were $2.0 billion. There were no additional accumulated impairment losses for the six-month period ended September 30, 2019.
Assessment of Impairment
Our annual impairment testing date for goodwill and indefinite-lived intangible assets is January 1 of each year; however, we test for impairment between our annual tests if an event occurs or circumstances change that indicate that the asset may be impaired, or in the case of goodwill, that the fair value of the reporting unit is below its carrying amount. Our most recent test for impairment of goodwill was completed at January 1, 2019 and we concluded that the carrying value of the Wireless reporting unit exceeded its estimated fair value by $2.0 billion. As a result, a goodwill impairment charge was recorded in our consolidated statements of operations for the year ended March 31, 2019. During the six-month period ended September 30, 2019, we did not record any further impairment to goodwill, nor did we record any impairment to other indefinite-lived intangible assets.
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

		September 30, 2019			March 31, 2019
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)
Customer relationships	5 to 8 years	$6,563	$(6,236)	$327	$6,563	$(6,029)	$534
Other intangible assets:
Favorable spectrum leases	23 years	802	(207)	595	763	(150)	613
Favorable tower leases(1)	—	—	—	—	335	(215)	120
Trademarks	2 to 34 years	520	(97)	423	520	(89)	431
Other	5 to 10 years	142	(74)	68	137	(66)	71
Total other intangible assets		1,464	(378)	1,086	1,755	(520)	1,235
Total definite-lived intangible assets		$8,027	$(6,614)	$1,413	$8,318	$(6,549)	$1,769

_________________

(1)
During the three-month period ended June 30, 2019, the Company adopted the new leasing standard and as a result, favorable tower leases were reclassed to ROU assets on the consolidated balance sheets. See Note 2. New Accounting Pronouncements and Note 7. Leases for further information.

Note 7.	Leases
Leases (Topic 842) Disclosures
Lessee
We have operating and finance leases as a lessee for network equipment, cell sites, co-locations, dark fiber, office buildings, retail stores and kiosks, fleet vehicles, switch sites/points of presence, and office equipment and furniture. These leases, with few exceptions, provide for automatic renewal options and escalations that are either fixed or based on the consumer price index. Our leases have remaining lease terms of 1 to 20 years, some of which may include options to extend the leases for up to 20 years, and some of which may include options to terminate the leases within one year. Network equipment typically has initial non-cancelable terms of five to ten years with similar renewal options; however, extensions longer than ten years do occur. Cell sites generally have an initial non-cancelable lease term of five years with one to four renewal options to extend the lease in five-year increments. Retail stores generally have an initial non-cancelable lease term ranging from three to ten years with renewal options in five-year increments. Fleet vehicles generally have an initial non-cancelable lease term of three years with monthly renewal options to extend the lease. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Our lease term for accounting purposes is generally the initial non-cancelable lease term. We recognize lease expense for operating leases and amortization expense on finance leases on a straight-line basis over the lease term.
We determine if an arrangement is a lease at contract inception. A contract is or contains a lease if the contract conveys the right to control the identified asset for a period of time in exchange for consideration. The right to control an asset is defined as the right to obtain substantially all of the economic benefits from the use of the identified asset and includes the right to direct the use of the identified asset. Identified assets are either explicitly specified in the contract or are implicitly identified. Implicit identification includes a lease provision where a space or dimension is defined in the contract. This provision becomes explicit when equipment is physically placed on the respective space.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For those identified leases, the Company records them on the balance sheet as ROU assets and corresponding lease liabilities. ROU assets represent our right to use an underlying asset for the lease term, and the lease liability represents our obligation to make lease payments arising from the lease. Finance leases have historically been recorded in "Property, plant and equipment, net" in the consolidated balance sheets. Under the new standard, finance lease assets are included in the ROU asset account within "Property, plant and equipment, net" in the consolidated balance sheets. The associated lease liabilities for our finance leases are immaterial. The ROU asset and lease liability for operating leases are initially measured and recorded at the present value of the expected future lease payments at contract commencement or modification. For finance leases, the lease liability is initially measured in the same manner and date as for operating leases and is subsequently measured at amortized cost using the effective interest method. As of September 30, 2019 and April 1, 2019, ROU assets recorded under finance leases were $612 million and $613 million, respectively, and accumulated depreciation associated with finance leases was $95 million and $58 million, respectively.
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
We utilize the Company's estimated incremental borrowing rate to discount future payments in the calculation of the lease liability and ROU asset. The Company determines the rates using a portfolio approach based on our current secured borrowings in order to approximate the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collaterized basis for a term similar to the lease term. The Company updates the rate monthly for new or modified leases.
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
In 2005, Sprint entered into a lease leaseback arrangement with a third party that was subsequently acquired by Crown Castle International (CCI) whereby the third party would lease from us approximately 5,700 cell sites, which included the towers and related assets under a Master Lease (Master Lease Sites) and otherwise manage another 970 sites until which time those sites may be leased to CCI (Managed Sites). The term of the arrangement was 32 years and provides no renewal options. Sprint leases back space on certain of these towers. For those Master Lease Sites, CCI has assumed all rights and obligations that arise under the ground leases. As Sprint is only contingently liable for future ground lease payments for these sites, obligations for these ground leases are not included in Sprint’s operating lease liabilities. For those Managed Sites, while CCI is required to make all cash payments to the landlord during the term of the arrangement, Sprint was not relieved of the primary obligation under the ground leases. Obligations during the term of the arrangement for these ground leases are included in operating lease liabilities of approximately $210 million and $207 million as of September 30, 2019 and April 1, 2019, respectively. Additionally, because Sprint has no future cash payments under these leases, they have been excluded from the tabular disclosures on weighted average remaining lease term and discount rate.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	September 30, 2019	September 30, 2019
	(in millions)
Operating lease expense	$547	$1,077
Finance lease expense:
Amortization of right-to-use assets	19	37
Interest on lease liabilities	—	1
Total finance lease expense	19	38
Variable lease expense	27	42
Total lease expense	$593	$1,157
The supplemental components of cash flows were as follows:

	Three Months Ended	Six Months Ended
	September 30, 2019	September 30, 2019
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1	$3
Operating cash flows from operating leases	601	1,177
Financing cash flows from finance leases	—	1
Total cash paid for amounts included in the measurement of lease liabilities	$602	$1,181
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for lease obligations	$268	$381
Information relating to the lease term and discount rate excluding the Managed Sites is as follows:

Six Months Ended
September 30, 2019
Weighted average remaining lease term (years)
Operating leases	5.0
Weighted average remaining discount rate
Operating leases	6.1%

Maturities of operating lease liabilities as of September 30, 2019 were as follows:

(in millions)
Remainder of fiscal year ending March 31, 2020	$1,111
Fiscal year ending March 31, 2021	2,173
Fiscal year ending March 31, 2022	1,665
Fiscal year ending March 31, 2023	1,158
Fiscal year ending March 31, 2024	799
Thereafter	2,024
Total lease payments	8,930
Less imputed interest	(1,428)
Total	$7,502

Lessor
Substantially all leases where the Company is the lessor are classified as operating leases under the previous literature. Due to the Company’s election of the various practical expedients, we did not reassess the lease classification of existing leases upon adoption of Topic 842. The Company will continue to recognize the underlying asset and recognize lease income over the lease term. As of April 1, 2019, an immaterial amount of our handset leases met the criteria to be classified as direct financing or sales-type leases under the previous literature. We do not expect a material amount of new leases to be classified as direct financing or sales-type leases subsequent to adoption of Topic 842 if terms remain consistent with the Company’s current leasing program.

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
The term of our handset leases are generally 18 months, and the customer is able to extend the lease on a month-to-month basis after the initial lease term. There is no early termination option; if the customer exits the service agreement early the remaining lease payments become immediately payable at that point. At the termination or expiration of a customer lease, the customer may purchase the leased device or return the device to the Company. As of September 30, 2019 and April 1, 2019, our estimated residual value of handsets under current operating leases was approximately $3.5 billion and $3.2 billion, respectively.
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
Adjustments to residual values of leased devices are recognized as a revision in depreciation estimates. We estimate that a 10% increase or decrease in the estimated residual values of devices under operating leases at September 30, 2019 would not have a material effect on depreciation expense over the next twelve months. For the quarter-ended September 30, 2019, the effects of changes in the estimated residual value of devices currently under operating leases have been immaterial.
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

Note 8.	Long-Term Debt, Financing and Finance Lease Obligations

	Interest Rates			Maturities			September 30, 2019	March 31, 2019
							(in millions)
Notes
Senior notes
Sprint Corporation	7.13	-	7.88%	2021	-	2026	$12,000	$12,000
Sprint Communications, Inc.	6.00	-	11.50%	2020	-	2022	4,780	4,780
Sprint Capital Corporation	6.88	-	8.75%	2028	-	2032	4,475	6,204
Senior secured notes
Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC	3.36	-	5.15%	2021	-	2028	5,688	6,125
Guaranteed notes
Sprint Communications, Inc.	7.00%			2020			1,000	1,000
Credit facilities
Secured revolving bank credit facility	4.31%			2021			—	—
Secured term loans	4.56	-	5.06%	2024			5,885	5,915
PRWireless term loan	7.35%			2020			199	198
Export Development Canada (EDC)	4.31%			2019			—	300
Secured equipment credit facilities	3.53	-	4.22%	2021	-	2022	624	661
Accounts receivable facility	3.36	-	3.56%	2021			2,707	2,607
Financing obligations, finance lease and other obligations	2.35	-	12.00%	2020	-	2026	396	538
Net premiums and debt financing costs							(385)	(405)
							37,369	39,923
Less current portion							(4,101)	(4,557)
Long-term debt, financing and finance lease obligations							$33,268	$35,366
 As of September 30, 2019, Sprint Corporation, had $12.0 billion in aggregate principal amount of senior notes outstanding. In addition, as of September 30, 2019, the outstanding principal amount of the senior notes issued by Sprint Communications and Sprint Capital Corporation, the guaranteed notes issued by Sprint Communications, Sprint Communications' secured term loans and secured revolving bank credit facility, the secured equipment credit facilities, the Receivables Facility, and certain other obligations collectively totaled $19.9 billion in principal amount of our long-term debt. Sprint Corporation fully and unconditionally guaranteed such indebtedness, which was issued by 100% owned subsidiaries. Although certain financing agreements restrict the ability of Sprint Communications and its subsidiaries to distribute cash to Sprint Corporation, the ability of the subsidiaries to distribute cash to their respective parents, including to Sprint Communications, generally is not restricted.
Cash interest payments, net of amounts capitalized of $35 million and $34 million, totaled $1.2 billion and $1.3 billion during the six-month periods ended September 30, 2019 and 2018, respectively.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Notes
As of September 30, 2019, our outstanding notes consisted of senior notes and guaranteed notes, all of which are unsecured, as well as senior secured notes associated with our spectrum financing transactions. Cash interest on all of the notes is payable semi-annually in arrears with the exception of the spectrum financing senior secured notes, which is payable quarterly. As of September 30, 2019, $27.9 billion aggregate principal amount of the notes was redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.
As of September 30, 2019, $23.5 billion aggregate principal amount of our senior notes, senior secured notes, and guaranteed notes provided holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in the applicable indentures and supplemental indentures) occurs. In May 2018, we successfully completed consent solicitations with respect to certain series of Sprint Corporation, Sprint Communications, and Sprint Capital Corporation senior notes. As a result of the Sprint Corporation and Sprint Communications consent solicitations, the proposed merger transaction with T-Mobile, if consummated, will not constitute a change of control as defined in the applicable indentures governing the notes.
In May 2019, Sprint Capital Corporation retired $1.7 billion aggregate principal amount upon maturity of its outstanding 6.900% Senior Notes.
Spectrum Financings
In October 2016, certain subsidiaries of Sprint Communications, which were not "Restricted Subsidiaries" under Sprint Capital Corporation's indentures, transferred certain directly held and third-party leased spectrum licenses (collectively, Spectrum Portfolio) to wholly-owned bankruptcy-remote special purpose entities (collectively, Spectrum Financing SPEs). The Spectrum Portfolio, which represented approximately 14% of Sprint's total spectrum holdings on a MHz-pops basis, was used as collateral to raise an initial $3.5 billion in senior secured notes (2016 Spectrum-Backed Notes) bearing interest at 3.36% per annum under a $7.0 billion securitization program. The 2016 Spectrum-Backed Notes are repayable over a five-year term, with interest-only payments over the first four quarters and amortizing quarterly principal payments thereafter commencing December 2017 through September 2021. During the six-month period ended September 30, 2019, we made scheduled principal repayments of $437 million, resulting in a total principal amount outstanding related to the 2016 Spectrum-Backed Notes of $1.8 billion as of September 30, 2019, of which $875 million was classified as "Current portion of long-term debt, financing and finance lease obligations" in the consolidated balance sheets.
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
Credit Facilities
Secured Term Loan and Revolving Bank Credit Facility
On February 3, 2017, we entered into a $6.0 billion credit agreement, consisting of a $4.0 billion, seven-year secured term loan (Initial Term Loan) that matures in February 2024 and a $2.0 billion secured revolving bank credit facility that expires in February 2021. As of September 30, 2019, $116 million in letters of credit were outstanding under the secured revolving bank credit facility, including the letter of credit required by the Report and Order. See Note 12. Commitments and Contingencies for additional information. As a result of the outstanding letters of credit, which directly reduce the availability of borrowings, the Company had approximately $1.9 billion of borrowing capacity available under the secured revolving bank credit facility as of September 30, 2019. The bank credit facility requires a ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the bank credit facility (adjusted EBITDA), not to exceed 3.75 to 1.0 through the fiscal quarter ending December 31, 2019. The Leverage Ratio must not exceed 3.5 to 1.0 for the fiscal quarter ended March 31, 2020 and each fiscal quarter ending thereafter through expiration of the facility. The Initial Term Loan has an interest rate equal to LIBOR plus 250 basis points and the secured revolving bank credit facility has an interest rate equal to LIBOR plus a spread that varies depending on the Leverage Ratio. During the six-month period ended September 30, 2019, we made principal repayments on the Initial Term Loan totaling $20 million resulting in a total principal amount outstanding for the Initial Term Loan of $3.9 billion as of September 30, 2019.
In consideration of the Initial Term Loan, we entered into a five-year fixed-for-floating interest rate swap on a $2.0 billion notional amount that has been designated as a cash flow hedge. The effective portion of changes in fair value are recorded in "Other comprehensive (loss) income" in the consolidated statements of comprehensive (loss) income and the ineffective portion, if any, is recorded as "Interest expense" in current period earnings in the consolidated statements of comprehensive (loss) income. The fair value of the interest rate swap was a liability of $22 million and an asset of $13 million as of September 30, 2019 and March 31, 2019, respectively, which was recorded in "Other liabilities" and "Other assets," respectively, in the consolidated balance sheets.
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
PRWireless Term Loan
During the three-month period ended December 31, 2017, Sprint and PRWireless PR, Inc. completed a transaction to combine their operations in Puerto Rico and the U.S. Virgin Islands into a new joint venture. Prior to the formation of the new entity, PRWireless PR, Inc. had incurred debt under a secured term loan, which became debt of the new entity upon the transaction close. The secured term loan bears interest at 5.25% plus LIBOR and expires in June 2020. As of September 30, 2019, the joint venture had a total principal amount outstanding of $199 million. On November 1, 2019, Sprint prepaid the total principal amount outstanding of $199 million under the PRWireless term loan previously due in June 2020.
EDC Agreement
Through September 15, 2019, the Company had amounts outstanding under the EDC agreement, which provided for security and covenant terms similar to our secured term loan and revolving bank credit facility. On September 16, 2019, the Company prepaid the total principal amount outstanding under the EDC facility of $300 million previously due in December 2019.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Secured Equipment Credit Facilities
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provided for the ability to finance network equipment-related purchases from Nokia Solutions and Networks US LLC, USA. During the six-month period ended September 30, 2019, we made principal repayments totaling $41 million on the facility resulting in a total principal amount of $51 million outstanding as of September 30, 2019.
K-sure
The K-sure secured equipment credit facility provides for the ability to finance network equipment-related purchases from Samsung Telecommunications America, LLC. In October 2018, we amended the secured equipment credit facility to extend the borrowing availability through September 2019. Such borrowings are contingent upon the amount and timing of network equipment-related purchases made by Sprint. During the six-month period ended September 30, 2019, we drew $96 million and made principal repayments totaling $72 million on the facility, resulting in a total principal amount of $474 million outstanding as of September 30, 2019.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provided for the ability to finance network equipment-related purchases from Alcatel-Lucent USA Inc. During the six-month period ended September 30, 2019, we made principal repayments totaling $20 million on the facility resulting in a total principal amount of $99 million outstanding as of September 30, 2019.
Borrowings under the Finnvera, K-sure and D/D secured equipment credit facilities are each secured by liens on the respective network equipment purchased. In addition, repayments of outstanding amounts borrowed under the secured equipment credit facilities cannot be redrawn. Each of these facilities is fully and unconditionally guaranteed by both Sprint Communications and Sprint Corporation. As of September 30, 2019, the K-sure facility, the Finnvera and D/D facilities had no available borrowing capacity. The secured equipment credit facilities have certain key covenants similar to those in our secured term loan and revolving bank credit facility.
Accounts Receivable Facility
Transaction Overview
Our Receivables Facility provides us the opportunity to sell certain wireless service receivables, installment receivables, and future amounts due from customers who lease certain devices from us to unaffiliated third parties (the Purchasers). The maximum funding limit under the Receivables Facility is $4.5 billion. While we have the right to decide how much cash to receive from each sale, the maximum amount of cash available to us varies based on a number of factors and, as of September 30, 2019, represents approximately 50% of the total amount of the eligible receivables sold to the Purchasers. As of September 30, 2019, the total amount outstanding under our Receivables Facility was $2.7 billion and the total amount available to be drawn was $670 million. However, subsequent to September 30, 2019, Sprint repaid approximately $700 million under the Receivables Facility reducing amounts outstanding to $2.0 billion. In February 2017, the Receivables Facility was amended and Sprint regained effective control over the receivables transferred to the Purchasers by obtaining the right, under certain circumstances, to repurchase them. Subsequent to the February 2017 amendment, all proceeds received from the Purchasers in exchange for the transfer of our wireless service and installment receivables are recorded as borrowings. Repayments and borrowings under the Receivables Facility are reported as financing activities in the consolidated statements of cash flows. All cash collected on repurchased receivables subsequent to the February 2017 amendment was recognized in investing activities in the consolidated statements of cash flows. In June 2018, the Receivables Facility was amended to, among other things, extend the maturity date to June 2020, increase the maximum funding limit by $200 million, reduce financing costs, add month-to-month lease receivables as eligible receivables for leases that extend past their original lease term, and change the Purchasers' commitment allocations. The Purchasers' commitments are allocated 22% to wireless service receivables and 78% to a combined pool of installment receivables, future lease receivables and month-to-month lease receivables. In June 2019, the Receivables Facility was further amended to extend the maturity date to February 2021. During the six-month period ended September 30, 2019, we drew $3.2 billion and repaid $3.1 billion to the Purchasers.

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
Transaction Structure
Sprint contributes certain wireless service, installment and future lease receivables, as well as the associated leased devices, to Sprint's wholly-owned consolidated bankruptcy-remote special purpose entities (SPEs). At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, installment and future lease receivables to the Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life. As of September 30, 2019, wireless service, installment and lease receivables contributed to the SPEs and included in "Accounts and notes receivable, net" in the consolidated balance sheets were $2.7 billion and the long-term portion of installment receivables included in "Other assets" in the consolidated balance sheets was $248 million. As of September 30, 2019, the net book value of devices contributed to the SPEs was $6.3 billion.
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
Finance Lease and Other Obligations
In May 2016, Sprint closed on a transaction with Shentel to acquire one of our wholesale partners, NTELOS Holdings Corporation (nTelos). The total consideration for this transaction included $181 million, on a net present value basis, of notes payable to Shentel. Sprint will satisfy its obligations under the notes payable over an expected term of five to six years, of which the remaining obligation is $131 million as of September 30, 2019. The remainder of our finance lease and other obligations of $24 million and $241 million as of September 30, 2019, respectively are primarily for the use of wireless network equipment.
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
As of September 30, 2019, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in the maturities being accelerated.
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
The following table presents disaggregated reported revenue by category:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Service revenue
Postpaid	$4,218	$4,255	$8,417	$8,443
Prepaid	792	954	1,635	1,936
Wholesale, affiliate and other	36	293	321	587
Wireline	227	260	463	536
Total service revenue	5,273	5,762	10,836	11,502
Equipment sales	1,192	1,418	2,412	2,591
Equipment rentals	1,330	1,253	2,689	2,465
Total revenue	$7,795	$8,433	$15,937	$16,558

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
The following table presents the opening and closing balances of our contract assets, contract liabilities, and receivables balances, as well as capitalized costs associated with contracts with customers:

	September 30,	March 31,
	2019	2019
	(in millions)
Contract assets and liabilities
Contract assets(1)	$1,031	$928
Billed trade receivables	2,679	2,690
Unbilled trade receivables	1,091	945
Contract liabilities	986	1,009

Other related assets
Capitalized costs to acquire a customer contract:
Sales commissions - beginning balance	$1,559
Sales commissions - additions	610
Amortization of capitalized sales commissions	(457)
Net costs to acquire a customer contract	$1,712
 _________________

(1)	The fluctuation correlates directly to the execution of new customer contracts and invoicing and collections from customers in the normal course of business.
The following table presents revenue recognized during the six-month periods ended September 30, 2019 and 2018:

	Six Months Ended
	September 30,
	2019	2018
	(in millions)
Amounts included in the beginning of period contract liability balance	$909	$942

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Remaining Performance Obligations
The aggregate amount of total transaction price allocated to performance obligations in contracts existing as of the balance sheet date, which are wholly or partially unsatisfied as of the end of the reporting period, and the expected time frame for satisfaction of those wholly or partially unsatisfied performance obligations, are as follows:

(in millions)
Remainder of fiscal year ending March 31, 2020	$4,683
Fiscal year ending March 31, 2021	3,864
Thereafter	62
Total	$8,609

The amounts disclosed above relate to the allocation of revenue amongst performance obligations in contracts existing as of the balance sheet date, and not to any differences between the timing of revenue recognition and recognition of receivables or cash collection. As a result, those amounts are not necessarily reflected as a contract liability as of the balance sheet date. Included in the above amounts are $1.7 billion for the year ending March 31, 2020 and $1.3 billion for the year ending March 31, 2021, respectively, related to the allocation of the total transaction price to future operating lease revenues. Additionally, amounts disclosed above include estimates of variable consideration, where applicable.
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
Severance and exit costs consist of severance costs associated with reductions in our work force, and primarily exit costs related to payments that will continue to be made under our backhaul access contracts for which we will no longer receive any economic benefit.
The following provides the activity in the severance and exit costs liability included in "Accounts payable," "Accrued expenses and other current liabilities" and "Other liabilities" within the consolidated balance sheets. The net expenses are included in "Other, net" within the consolidated statements of comprehensive (loss) income:

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2019	Net Expense		Cash Payments and Other	September 30, 2019
	(in millions)
Severance costs	$6	$1	(1)	$(4)	$3
Exit costs	61	45	(2)	(54)	52
	$67	$46		$(58)	$55
 _________________

(1)	For the six-month period ended September 30, 2019, we recognized costs of $1 million ($1 million costs Wireless, $1 million costs Wireline, $1 million benefit Corporate).

(2)
For the six-month period ended September 30, 2019, we recognized costs of $45 million ($45 million costs Wireless, $1 million benefit Wireline, $1 million costs Corporate) as "Severance and exit costs."

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

Note 11.	Income Taxes
The differences that caused our effective income tax rates to differ from the 21% U.S. federal statutory rate for income taxes were as follows:

	Six Months Ended September 30,
	2019	2018
	(in millions)
Income tax benefit (expense) at the federal statutory rate	$101	$(93)
Effect of:
State income taxes, net of federal income tax effect	18	(34)
State law changes, net of federal income tax effect	(1)	59
Increase deferred tax liability for organizational restructuring	(4)	(13)
Credit for increasing research activities	6	11
Change in federal and state valuation allowance	(37)	11
Other, net	3	(5)
Income tax benefit (expense)	$86	$(64)
Effective income tax rate	18.0%	14.4%

Income tax benefit of $86 million for the six-month period ended September 30, 2019 represented a consolidated effective tax rate of 18%. During the period, we recognized a $37 million tax expense for federal and state valuation allowance. This expense partially offsets the tax benefit recognized from the pre-tax book loss at the U.S. federal statutory tax rate.
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
As of September 30, 2019 and March 31, 2019, we maintained unrecognized tax benefits of $247 million and $242 million, respectively. Cash paid for income taxes, net was $37 million and $53 million for the six-month periods ended September 30, 2019 and 2018, respectively.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12.	Commitments and Contingencies
Litigation, Claims and Assessments
In September 2019, Sprint notified the FCC that the Company had claimed monthly subsidies for serving subscribers even though these subscribers may not have met usage requirements under Sprint's usage policy for the Lifeline program. The Company provides service to eligible Lifeline subscribers under the Assurance Wireless brand for whom it seeks reimbursement from the Universal Service Fund. In 2016, the FCC enacted changes to the Lifeline program, which required Sprint to update how it determined qualifying subscriber usage. An inadvertent coding issue in the system used to identify qualifying subscriber usage occurred in July 2017 while the system was being updated to address the required changes. Sprint claimed monthly subsidies for serving Lifeline subscribers that may not have met Sprint's usage requirements under the Lifeline program. When the Company became aware of the issue, we immediately investigated and proactively raised the identified issue with the FCC and the appropriate state regulators. We corrected the functionality and assessed the impact of identified changes. Resolution of this matter could require us to pay fines and penalties, which could be material to our consolidated financial statements. We are committed to reimbursing federal and state governments for any subsidy payments that were collected incorrectly as a result of the system issue and have recorded an estimate of those reimbursements in the three- and six-month periods ended September 30, 2019.
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
The minimum cash obligation was $2.8 billion under the Report and Order. We are, however, obligated to continue to pay the full amount of the costs relating to the reconfiguration plan, although those costs have exceeded $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The letter of credit was initially $2.5 billion but has been reduced during the course of the proceeding to $74 million as of September 30, 2019. Since the inception of the program, we have incurred payments of approximately $3.6 billion directly attributable to our performance under the Report and Order, including $7 million during the six-month period ended September 30, 2019. When incurred, substantially all costs are accounted for as additions to FCC licenses with the remainder as property, plant and equipment. Based on our expenses to date and on third party administrator's audits, we have exceeded the $2.8 billion minimum cash obligation required by the FCC. On October 12, 2017, the FCC released a Declaratory Ruling that we have met the minimum cash obligation under the Report and Order and concluded that Sprint will not be required to make any payments to the U.S. Treasury.
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

Note 13.	Per Share Data
The computation of basic and diluted net (loss) income per common share attributable to Sprint was as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Net (loss) income	$(279)	$207	$(393)	$380
Less: Net loss attributable to noncontrolling interests	5	(11)	8	(8)
Net (loss) income attributable to Sprint	$(274)	$196	$(385)	$372

Basic weighted average common shares outstanding	4,098	4,061	4,092	4,036
Effect of dilutive securities:
Options and restricted stock units	—	60	—	55
Warrants(1)	—	3	—	4
Diluted weighted average common shares outstanding	4,098	4,124	4,092	4,095

Basic net (loss) income per common share attributable to Sprint	$(0.07)	$0.05	$(0.09)	$0.09
Diluted net (loss) income per common share attributable to Sprint	$(0.07)	$0.05	$(0.09)	$0.09

Potentially dilutive securities:
Outstanding stock options(2)	73	6	73	6
 _________________

(1)
For the six-month period ended September 30, 2018, dilutive securities attributable to warrants include 1 million shares issuable under the warrant held by SoftBank. At the close of the merger with SoftBank, the warrant was issued at $5.25 per share. On July 10, 2018, SoftBank exercised its warrant in full to purchase 55 million shares of Sprint common stock for $287 million.

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
Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2019
Net operating revenues	$7,567	$227	$1	$7,795
Inter-segment revenues(1)	—	73	(73)	—
Total segment operating expenses(2)	(5,005)	(305)	69	(5,241)
Segment earnings (loss)	$2,562	$(5)	$(3)	2,554
Less:
Depreciation - network and other				(1,065)
Depreciation - equipment rentals				(1,056)
Amortization				(106)
Merger costs(2)				(69)
Other, net(3)				(21)
Operating income				237
Interest expense				(594)
Other income, net				14
Loss before income taxes				$(343)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Information	Wireless including hurricane	Wireless hurricane	Wireless excluding hurricane	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2018
Net operating revenues(4)	$8,169	$(3)	$8,166	$260	$4	$8,430
Inter-segment revenues(1)	—	—	—	68	(68)	—
Total segment operating expenses(2)(4)	(4,883)	(7)	(4,890)	(348)	64	(5,174)
Segment earnings (loss)	$3,286	$(10)	$3,276	$(20)	$—	3,256
Less:
Depreciation - network and other						(1,021)
Depreciation - equipment rentals						(1,181)
Amortization						(159)
Hurricane-related reimbursements(4)						32
Merger costs(2)						(56)
Other, net(3)						(93)
Operating income						778
Interest expense						(633)
Other income, net						79
Income before income taxes						$224

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Six Months Ended September 30, 2019
Net operating revenues	$15,468	$463	$6	$15,937
Inter-segment revenues(1)	—	144	(144)	—
Total segment operating expenses(2)	(9,869)	(612)	140	(10,341)
Segment earnings (loss)	$5,599	$(5)	$2	5,596
Less:
Depreciation - network and other				(2,185)
Depreciation - equipment rentals				(2,085)
Amortization				(224)
Merger costs(2)				(152)
Other, net(3)				(258)
Operating income				692
Interest expense				(1,213)
Other income, net				42
Loss before income taxes				$(479)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Information	Wireless including hurricane	Wireless hurricane	Wireless excluding hurricane	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Six Months Ended September 30, 2018
Net operating revenues(4)	$16,014	$(3)	$16,011	$536	$8	$16,555
Inter-segment revenues(1)	—	—	—	130	(130)	—
Total segment operating expenses(2)(4)	(9,410)	(7)	(9,417)	(728)	126	(10,019)
Segment earnings (loss)	$6,604	$(10)	$6,594	$(62)	$4	6,536
Less:
Depreciation - network and other						(2,044)
Depreciation - equipment rentals						(2,317)
Amortization						(330)
Hurricane-related reimbursements(4)						32
Merger costs(2)						(149)
Other, net(3)						(135)
Operating income						1,593
Interest expense						(1,270)
Other income, net						121
Income before income taxes						$444

Other Information			Wireless	Wireline	Corporate and Other	Consolidated
			(in millions)
Capital expenditures for the six months ended September 30, 2019			$5,292	$58	$250	$5,600
Capital expenditures for the six months ended September 30, 2018			$5,644	$106	$172	$5,922
_________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to, or use by, wireless subscribers.

(2)
The three- and six-month periods ended September 30, 2019 and 2018 includes $69 million, $152 million, $56 million, and $149 million, respectively, of merger-related costs, which were recorded in "Selling, general and administrative" in the consolidated statements of comprehensive (loss) income.

(3)
Other, net for the three- and six-month periods ended September 30, 2019 consists of $2 million and $212 million, respectively, of asset impairment charges primarily related to the sale and leaseback of our Overland Park, Kansas campus and $19 million and $46 million, respectively, of severance and exit costs due to access termination charges and reductions in work force. Other, net for the three- and six-month periods ended September 30, 2018 consists of $25 million and $33 million, respectively, of severance and exit costs primarily due to reductions in work force, access termination charges and lease exit costs. In addition, both the three- and six-month periods ended September 30, 2018 consist of a $68 million loss on disposal of property, plant and equipment primarily related to cell site construction costs and other network costs that are no longer recoverable as a result of changes in our network plans. The six-month period ended September 30, 2018 consists of $34 million associated with the purchase of certain leased spectrum assets, which upon termination of the related spectrum leases resulted in the accelerated recognition of the unamortized favorable lease balances.

(4)
The three- and six-month periods ended September 30, 2018 includes $32 million of hurricane-related reimbursements, which are classified in our consolidated statements of comprehensive (loss) income as follows: $3 million as revenue in net operating revenues, $6 million as cost of services, $1 million as selling, general and administrative expenses and $22 million as other, net, all within the Wireless segment.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended September 30, 2019
Service revenue	$5,010	$282	$(73)	$5,219
Wireless equipment sales	1,192	—	—	1,192
Wireless equipment rentals	1,330	—	—	1,330
Other	35	18	1	54
Total net operating revenues	$7,567	$300	$(72)	$7,795

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended September 30, 2018
Service revenue(2)	$5,206	$303	$(68)	$5,441
Wireless equipment sales	1,418	—	—	1,418
Wireless equipment rentals	1,253	—	—	1,253
Other	289	25	4	318
Total net operating revenues	$8,166	$328	$(64)	$8,430

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Six Months Ended September 30, 2019
Service revenue	$10,052	$571	$(144)	$10,479
Wireless equipment sales	2,412	—	—	2,412
Wireless equipment rentals	2,689	—	—	2,689
Other	315	36	6	357
Total net operating revenues	$15,468	$607	$(138)	$15,937

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Six Months Ended September 30, 2018
Service revenue(2)	$10,376	$617	$(130)	$10,863
Wireless equipment sales	2,591	—	—	2,591
Wireless equipment rentals	2,465	—	—	2,465
Other	579	49	8	636
Total net operating revenues	$16,011	$666	$(122)	$16,555

_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

(2)
Service revenue related to the Wireless segment in the three- and six-month periods ended September 30, 2018 excludes $3 million of hurricane-related revenue reimbursements reflected in net operating revenues in our consolidated statements of comprehensive (loss) income.

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
The supply chain and inventory management arrangement included, among other things, that Brightstar may purchase inventory from the original equipment manufacturers to sell directly to our indirect dealers. As compensation for these services, we remit per unit fees to Brightstar for each device sold to dealers or retailers in our indirect channels. During the three- and six-month periods ended September 30, 2019 and 2018, we incurred fees under these arrangements totaling $14 million, $27 million, $16 million and $33 million, respectively, which are recognized in "Cost of equipment sales" and "Selling, general and administrative" expenses in the consolidated statements of comprehensive (loss) income. Additionally, we have an arrangement with Brightstar whereby they perform certain of our reverse logistics including device buyback, trade-in technology and related services.
During the three-month period ended September 30, 2017, we entered into an arrangement with Brightstar whereby accessories previously procured by us and sold to customers in our direct channels are now procured and consigned to us from Brightstar. Amounts billed from the sale of accessory inventory are remitted to Brightstar. In exchange for our efforts to sell accessory inventory owned by Brightstar, we received a fixed fee from Brightstar for each device activated in our direct channels. In August 2018, the arrangement was amended and we received a share of the profits associated with the sale of accessory inventory owned by Brightstar. For the three- and six-month periods ended September 30, 2019 and 2018, Sprint earned fees under these arrangements of $42 million, $84 million, $48 million and $97 million, respectively, which are recognized as other revenue within "Service revenue" in the consolidated statements of comprehensive (loss) income.
Amounts included in our consolidated financial statements associated with these supply chain and inventory management arrangements with Brightstar were as follows:

Consolidated balance sheets:	September 30, 2019	March 31, 2019
	(in millions)
Accounts receivable	$211	$187
Accounts payable and accrued expenses and other current liabilities	$78	$109

	Three Months Ended		Six Months Ended
Consolidated statements of comprehensive (loss) income:	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Equipment sales	$352	$414	$696	$829
Cost of equipment sales	$382	$434	$743	$866

SoftBank
Included in “Other liabilities” in the consolidated balance sheets is $127 million payable to a SoftBank affiliate for reimbursement of legal and consulting fees in connection with the proposed merger with T-Mobile paid to third parties on behalf of Sprint.

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
During the six-month periods ended September 30, 2019 and 2018, there were non-cash equity distributions from the non-guarantor subsidiaries to Subsidiary Guarantor of approximately $31 million and $1.3 billion, respectively, as a result of organizational restructuring for tax purposes. As of September 30, 2019, there were $23.6 billion of intercompany notes issued by the Subsidiary Guarantor to the non-guarantor subsidiaries. The notes are subordinated to all unaffiliated third-party obligations of Sprint Corporation and its subsidiaries.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2019
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,876	$386	$—	$4,262
Short-term investments	—	61	—	—	61
Accounts and notes receivable, net	96	220	3,723	(316)	3,723
Current portion of notes receivable from consolidated affiliates	—	424	—	(424)	—
Device and accessory inventory	—	—	963	—	963
Prepaid expenses and other current assets	—	9	1,188	—	1,197
Total current assets	96	4,590	6,260	(740)	10,206
Investments in subsidiaries	25,567	17,144	—	(42,711)	—
Property, plant and equipment, net	—	—	20,562	—	20,562
Costs to acquire a customer contract	—	—	1,712	—	1,712
Operating lease right-of-use assets	—	—	6,885	—	6,885
Due from consolidated affiliates	290	5,215	—	(5,505)	—
Notes receivable from consolidated affiliates	11,895	23,143	—	(35,038)	—
Intangible assets
Goodwill	—	—	4,598	—	4,598
FCC licenses and other	—	—	41,481	—	41,481
Definite-lived intangible assets, net	—	—	1,413	—	1,413
Other assets	—	40	1,031	—	1,071
Total assets	$37,848	$50,132	$83,942	$(83,994)	$87,928

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$3,918	$—	$3,918
Accrued expenses and other current liabilities	103	228	3,183	(316)	3,198
Current operating lease liabilities	—	—	1,835	—	1,835
Current portion of long-term debt, financing and finance lease obligations	—	2,574	1,527	—	4,101
Current portion of notes payable to consolidated affiliates	—	—	424	(424)	—
Total current liabilities	103	2,802	10,887	(740)	13,052
Long-term debt, financing and finance lease obligations	11,895	9,105	12,268	—	33,268
Long-term operating lease liabilities	—	—	5,667	—	5,667
Notes payable to consolidated affiliates	—	11,895	23,143	(35,038)	—
Deferred tax liabilities	—	—	7,489	—	7,489
Other liabilities	—	763	1,792	—	2,555
Due to consolidated affiliates	—	—	5,505	(5,505)	—
Total liabilities	11,998	24,565	66,751	(41,283)	62,031
Commitments and contingencies
Total stockholders' equity	25,850	25,567	17,144	(42,711)	25,850
Noncontrolling interests	—	—	47	—	47
Total equity	25,850	25,567	17,191	(42,711)	25,897
Total liabilities and equity	$37,848	$50,132	$83,942	$(83,994)	$87,928

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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended September 30, 2019
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service	$—	$—	$5,273	$—	$5,273
Equipment sales	—	—	1,192	—	1,192
Equipment rentals	—	—	1,330	—	1,330
	—	—	7,795	—	7,795
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	1,775	—	1,775
Cost of equipment sales	—	—	1,359	—	1,359
Cost of equipment rentals (exclusive of depreciation below)	—	—	240	—	240
Selling, general and administrative	—	—	1,936	—	1,936
Depreciation - network and other	—	—	1,065	—	1,065
Depreciation - equipment rentals	—	—	1,056	—	1,056
Amortization	—	—	106	—	106
Other, net	—	—	21	—	21
	—	—	7,558	—	7,558
Operating income	—	—	237	—	237
Other income (expense):
Interest income	226	509	118	(837)	16
Interest expense	(226)	(522)	(683)	837	(594)
(Losses) earnings of subsidiaries	(274)	(260)	—	534	—
Other expense, net	—	(1)	(1)	—	(2)
	(274)	(274)	(566)	534	(580)
(Loss) income before income taxes	(274)	(274)	(329)	534	(343)
Income tax benefit	—	—	64	—	64
Net (loss) income	(274)	(274)	(265)	534	(279)
Less: Net loss attributable to noncontrolling interests	—	—	5	—	5
Net (loss) income attributable to Sprint Corporation	(274)	(274)	(260)	534	(274)
Other comprehensive (loss) income	(4)	(4)	1	3	(4)
Comprehensive (loss) income	$(278)	$(278)	$(264)	$537	$(283)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2018
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service	$—	$—	$5,762	$—	$5,762
Equipment sales	—	—	1,418	—	1,418
Equipment rentals	—	—	1,253	—	1,253
	—	—	8,433	—	8,433
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	1,694	—	1,694
Cost of equipment sales	—	—	1,517	—	1,517
Cost of equipment rentals (exclusive of depreciation below)	—	—	151	—	151
Selling, general and administrative	—	—	1,861	—	1,861
Depreciation - network and other	—	—	1,021	—	1,021
Depreciation - equipment rentals	—	—	1,181	—	1,181
Amortization	—	—	159	—	159
Other, net	—	—	71	—	71
	—	—	7,655	—	7,655
Operating income	—	—	778	—	778
Other income (expense):
Interest income	226	545	340	(1,062)	49
Interest expense	(226)	(638)	(831)	1,062	(633)
Earnings (losses) of subsidiaries	196	267	—	(463)	—
Other income, net	—	22	8	—	30
	196	196	(483)	(463)	(554)
Income (loss) before income taxes	196	196	295	(463)	224
Income tax expense	—	—	(17)	—	(17)
Net income (loss)	196	196	278	(463)	207
Less: Net income attributable to noncontrolling interests	—	—	(11)	—	(11)
Net income (loss) attributable to Sprint Corporation	196	196	267	(463)	196
Other comprehensive income (loss)	9	9	3	(12)	9
Comprehensive income (loss)	$205	$205	$281	$(475)	$216

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	Six Months Ended September 30, 2019
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service	$—	$—	$10,836	$—	$10,836
Equipment sales	—	—	2,412	—	2,412
Equipment rentals	—	—	2,689	—	2,689
	—	—	15,937	—	15,937
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	3,485	—	3,485
Cost of equipment sales	—	—	2,700	—	2,700
Cost of equipment rentals (exclusive of depreciation below)	—	—	465	—	465
Selling, general and administrative	—	—	3,843	—	3,843
Depreciation - network and other	—	—	2,185	—	2,185
Depreciation - equipment rentals	—	—	2,085	—	2,085
Amortization	—	—	224	—	224
Other, net	—	—	258	—	258
	—	—	15,245	—	15,245
Operating income	—	—	692	—	692
Other income (expense):
Interest income	452	1,035	259	(1,700)	46
Interest expense	(452)	(1,072)	(1,389)	1,700	(1,213)
(Losses) earnings of subsidiaries	(385)	(346)	—	731	—
Other expense, net	—	(2)	(2)	—	(4)
	(385)	(385)	(1,132)	731	(1,171)
(Loss) income before income taxes	(385)	(385)	(440)	731	(479)
Income tax benefit	—	—	86	—	86
Net (loss) income	(385)	(385)	(354)	731	(393)
Less: Net loss attributable to noncontrolling interests	—	—	8	—	8
Net (loss) income attributable to Sprint Corporation	(385)	(385)	(346)	731	(385)
Other comprehensive (loss) income	(26)	(26)	1	25	(26)
Comprehensive (loss) income	$(411)	$(411)	$(353)	$756	$(419)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended September 30, 2018
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service	$—	$—	$11,502	$—	$11,502
Equipment sales	—	—	2,591	—	2,591
Equipment rentals	—	—	2,465	—	2,465
	—	—	16,558	—	16,558
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	3,371	—	3,371
Cost of equipment sales	—	—	2,787	—	2,787
Cost of equipment rentals (exclusive of depreciation below)	—	—	275	—	275
Selling, general and administrative	—	—	3,728	—	3,728
Depreciation - network and other	—	—	2,044	—	2,044
Depreciation - equipment rentals	—	—	2,317	—	2,317
Amortization	—	—	330	—	330
Other, net	—	—	113	—	113
	—	—	14,965	—	14,965
Operating income	—	—	1,593	—	1,593
Other income (expense):
Interest income	452	1,092	342	(1,795)	91
Interest expense	(452)	(1,209)	(1,404)	1,795	(1,270)
Earnings (losses) of subsidiaries	372	469	—	(841)	—
Other income, net	—	20	10	—	30
	372	372	(1,052)	(841)	(1,149)
Income (loss) before income taxes	372	372	541	(841)	444
Income tax expense	—	—	(64)	—	(64)
Net income (loss)	372	372	477	(841)	380
Less: Net income attributable to noncontrolling interests	—	—	(8)	—	(8)
Net income (loss) attributable to Sprint Corporation	$372	$372	$469	$(841)	$372
Other comprehensive income (loss)	5	5	(10)	5	5
Comprehensive income (loss)	$377	$377	$467	$(836)	$385

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended September 30, 2019
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(88)	$4,898	$—	$4,810
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(2,298)	—	(2,298)
Capital expenditures - leased devices	—	—	(3,302)	—	(3,302)
Expenditures relating to FCC licenses	—	—	(16)	—	(16)
Proceeds from sales and maturities of short-term investments	—	67	—	—	67
Purchases of short-term investments	—	(61)	—	—	(61)
Change in amounts due from/due to consolidated affiliates	33	(2,743)	—	2,710	—
Proceeds from sales of assets and FCC licenses	—	—	599	—	599
Proceeds from intercompany note advance to consolidated affiliate	—	424	—	(424)	—
Other, net	—	3	(12)	—	(9)
Net cash provided by (used in) investing activities	33	(2,310)	(5,029)	2,286	(5,020)
Cash flows from financing activities:
Proceeds from debt and financings	—	—	3,364	—	3,364
Repayments of debt, financing and finance lease obligations	—	(330)	(5,496)	—	(5,826)
Debt financing costs	—	(2)	(10)	—	(12)
Proceeds from issuance of common stock, net	(33)	—	—	—	(33)
Change in amounts due from/due to consolidated affiliates	—	—	2,710	(2,710)	—
Repayments of intercompany note advance from parent	—	—	(424)	424	—
Net cash (used in) provided by financing activities	(33)	(332)	144	(2,286)	(2,507)
Net (decrease) increase in cash, cash equivalents and restricted cash	—	(2,730)	13	—	(2,717)
Cash, cash equivalents and restricted cash, beginning of period	—	6,606	457	—	7,063
Cash, cash equivalents and restricted cash, end of period	$—	$3,876	$470	$—	$4,346

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended September 30, 2018
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(209)	$5,566	$—	$5,357
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(2,398)	—	(2,398)
Capital expenditures - leased devices	—	—	(3,524)	—	(3,524)
Expenditures relating to FCC licenses	—	—	(70)	—	(70)
Proceeds from sales and maturities of short-term investments	—	4,002	—	—	4,002
Purchases of short-term investments	—	(4,834)	—	—	(4,834)
Change in amounts due from/due to consolidated affiliates	(248)	(320)	—	568	—
Proceeds from sales of assets and FCC licenses	—	—	272	—	272
Proceeds from deferred purchase price from sale of receivables	—	—	223	—	223
Proceeds from intercompany note advance to consolidated affiliate	—	424	—	(424)	—
Other, net	—	—	42	—	42
Net cash (used in) provided by investing activities	(248)	(728)	(5,455)	144	(6,287)
Cash flows from financing activities:
Proceeds from debt and financings	—	—	2,944	—	2,944
Repayments of debt, financing and finance lease obligations	—	(20)	(2,908)	—	(2,928)
Debt financing costs	(28)	(9)	(211)	—	(248)
Proceeds from issuance of common stock, net	276	—	—	—	276
Change in amounts due from/due to consolidated affiliates	—	—	568	(568)	—
Repayments of intercompany note advance from parent	—	—	(424)	424	—
Net cash provided by (used in) financing activities	248	(29)	(31)	(144)	44
Net (decrease) increase in cash, cash equivalents and restricted cash	—	(966)	80	—	(886)
Cash, cash equivalents and restricted cash, beginning of period	—	6,222	437	—	6,659
Cash, cash equivalents and restricted cash, end of period	$—	$5,256	$517	$—	$5,773

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 17.	Additional Financial Information
Cash, Cash Equivalents and Restricted Cash
The following provides the classifications of cash, cash equivalents and restricted cash in the consolidated balance sheets:

	September 30, 2019	March 31, 2019
	(in millions)
Cash and cash equivalents	$4,262	$6,982
Restricted cash in Other assets(1)	84	81
Cash, cash equivalents and restricted cash	$4,346	$7,063
_________________

(1)	Restricted cash in Other assets is required as part of our spectrum financing transactions.
Accounts Payable
Accounts payable at both September 30, 2019 and March 31, 2019 include liabilities in the amount of $75 million for payments issued in excess of associated bank balances but not yet presented for collection.

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
We offer wireless and wireline services to subscribers in all 50 states, Puerto Rico, and the U.S. Virgin Islands under the Sprint corporate brand, which includes our retail brands of Sprint®, Boost Mobile®, Virgin Mobile®, and Assurance Wireless® on our wireless networks utilizing various technologies including third generation (3G) code division multiple access (CDMA) and fourth generation (4G) services utilizing Long Term Evolution (LTE). In 2019, Sprint launched fifth generation (5G) service in nine major cities, which is supported by our available 2.5 GHz spectrum. We utilize these networks to offer our wireless subscribers differentiated products and services through the use of a single network or a combination of these networks.
Business Combination Agreement
On April 29, 2018, we announced that we entered into a Business Combination Agreement with T-Mobile US, Inc. (T-Mobile) to merge in an all-stock transaction for a fixed exchange ratio of 0.10256 of T-Mobile shares for each Sprint share, or the equivalent of 9.75 Sprint shares for each T-Mobile share (Merger Transaction). Immediately following the Merger Transaction, Deutsche Telekom AG and SoftBank Group Corp. are expected to hold approximately 42% and 27% of fully-diluted shares of the combined company, respectively, with the remaining 31% of the fully-diluted shares of the combined company held by public stockholders. The board of directors will consist of 14 directors, of which nine will be nominated by Deutsche Telekom AG, four will be nominated by SoftBank Group Corp., and the final director will be the CEO of the combined company. The combined company will be named T-Mobile. The Merger Transaction is subject to customary closing conditions, including certain state and federal regulatory approvals. Sprint and T-Mobile completed the Hart-Scott-Rodino filing with the Department of Justice (DOJ) on May 24, 2018. On June 18, 2018, the parties filed with the Federal Communications Commission (FCC) the merger applications, including the Public Interest Statement. On July 18, 2018, the FCC accepted the applications for filing and established a public comment period for the Merger Transaction. The formal comment period concluded on October 31, 2018. On May 20, 2019, to facilitate the FCC’s review and approval of the FCC license transfers associated with the proposed Merger Transaction, we and T-Mobile filed with the FCC a written ex parte presentation (the Presentation) relating to the proposed Merger Transaction. The Presentation included proposed commitments from us and T-Mobile. On October 16, 2019, the FCC voted to approve the Merger Transaction. The Merger Transaction received clearance from the Committee on Foreign Investment in the United States on December 17, 2018.
On July 26, 2019, the DOJ and five State Attorneys General filed an action in the United States District Court for the District of Columbia that would resolve their objections to the Merger Transaction. Since then, four additional states have joined the DOJ action. The Merger Transaction has received approval from 18 of the 19 state public utility commissions. The parties are awaiting further regulatory approvals, and resolution of litigation filed by the Attorneys General of 15 states and the District of Columbia seeking to block the Merger Transaction. The parties to the Business Combination Agreement extended the Outside Date (as defined in the Business Combination Agreement) to November 1, 2019, or, if the Marketing Period (as defined in the Business Combination Agreement) is in effect at such time, then the Outside Date will be January 2, 2020. After November 1, 2019, Sprint and T-Mobile each have a right under the Business Combination Agreement to terminate that agreement at any time because the Merger Transactions were not completed as of that date.
Also, on July 26, 2019, Sprint and T-Mobile announced agreements with DISH Network Corporation (DISH) in which new T-Mobile will divest Sprint’s prepaid businesses (excluding the Assurance brand Lifeline customers and the prepaid wireless customers of Shenandoah Telecommunications Company and Swiftel Communications, Inc.) and Sprint’s 800 MHz spectrum assets to DISH for a total of approximately $5.0 billion. Additionally, upon the closing of the divestiture transaction, new T-Mobile will provide DISH wireless customers access to its network for up to seven years and offer standard transition services arrangements to DISH during a transition period of up to three years. DISH will also have an option to take on leases for certain cell sites and retail locations that are decommissioned by the new T-Mobile, subject to any assignment restrictions. Under the terms of the arrangement, Sprint appointed individuals, subject to approval by the DOJ, to oversee the prepaid assets and maintain complete managerial responsibility, including the ability to make all business decisions relating to the operations of the prepaid assets independent of Sprint and T-Mobile. In connection with the execution of the firm agreements by and between DISH and the Company, as well as the agreements with the DOJ as outlined in the Proposed Final Judgment and Stipulation and Order, Sprint has not lost a controlling financial interest in its prepaid assets. The transactions with DISH are contingent on the successful closing of T-Mobile’s merger with Sprint among other closing conditions.
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
Network
We continue to increase coverage and capacity by densifying and evolving our existing network toward 5G. Densification, which includes increasing the number of small cells and antennas, is intended to enhance coverage and capacity across the network. We are also deploying new technologies, such as Massive MIMO and carrier aggregation, which allows us to move more data at faster speeds over the same spectrum and eventually migrate customers to an all IP network, supporting both Voice over LTE and data. Additionally, our introduction of tri-band devices, including those with 5G capabilities, allows us to manage and operate our network more efficiently and at a lower cost. We have continued to see positive results from these infrastructure upgrades in key U.S. markets. While Sprint will build 5G in a number of cities throughout the country, its current 5G build plans will result in coverage that is limited to major cities and the surrounding areas rather than coverage that blankets the entire geography of the United States. Sprint’s ability to expand its 5G network footprint outside of metro areas will be limited by its financial resources, lack of scale and access to low-band spectrum. Moreover, Sprint plans to focus on creating a 5G ecosystem for smartphones and other mobile devices rather than stationary devices.
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
Overall, our densification and introduction of 5G technologies are expected to continue to enhance the customer experience by adding data capacity, increasing the wireless data speeds available to our customers, and improving network performance for both voice and data services, especially in the geographic areas where 5G will be provided. In the event the
Merger Transaction is not completed, our ability to provide a nationwide network capable of competing effectively with other competitors in the wireless industry will depend on our access to, and deployment of, adequate low-band spectrum. As part of the evolution of our existing network toward 5G, we plan to modify our existing backhaul architecture to enable increased capacity to our network at a lower cost by either negotiating lower vendor pricing for existing Ethernet technology or replacing Ethernet with fiber. We expect to incur termination costs associated with Ethernet contractual commitments with third-party vendors ranging between approximately $80 million to $100 million, of which the majority are expected to be incurred by December 31, 2020.
As previously announced, in 2019 Sprint launched 5G service in nine major cities. Once 5G-compatible equipment is in place and activated, customers in those cities will have access to Sprint's 5G network if they are in range of a cell site that has been equipped with a 5G radio supported by available 2.5 GHz spectrum and have a 5G-capable device. As more and more sites are 5G-enabled, customers in those areas will be able to have an increasing percentage of their mobile experiences on 5G rather than on LTE or 3G.
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

RESULTS OF OPERATIONS
Consolidated Results of Operations
The following table provides an overview of the consolidated results of operations.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Wireless segment earnings	$2,562	$3,276	$5,599	$6,594
Wireline segment loss	(5)	(20)	(5)	(62)
Corporate, other and eliminations	(3)	—	2	4
Consolidated segment earnings	2,554	3,256	5,596	6,536
Depreciation - network and other	(1,065)	(1,021)	(2,185)	(2,044)
Depreciation - equipment rentals	(1,056)	(1,181)	(2,085)	(2,317)
Amortization	(106)	(159)	(224)	(330)
Other, net	(90)	(117)	(410)	(252)
Operating income	237	778	692	1,593
Interest expense	(594)	(633)	(1,213)	(1,270)
Other income, net	14	79	42	121
Income tax benefit (expense)	64	(17)	86	(64)
Net (loss) income	$(279)	$207	$(393)	$380
Depreciation Expense - Network and Other
Depreciation expense - network and other increased $44 million, or 4%, and $141 million, or 7%, for the three- and six-month periods ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to increased depreciation on new asset additions, partially offset by decreases associated with fully depreciated or retired assets.
Depreciation Expense - Equipment Rentals
Depreciation expense - equipment rentals decreased $125 million, or 11%, and $232 million, or 10%, for the three- and six-month periods ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to decreased depreciation for fully depreciated or retired leased devices combined with favorable changes to leased device residual values.

Amortization Expense
Amortization expense decreased $53 million, or 33%, and $106 million, or 32%, for the three- and six-month periods ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to customer relationship intangible assets that are amortized using the sum-of-the-months'-digits method, which results in higher amortization rates in early periods that decline over time.
Other, net
The following table provides additional information regarding items included in "Other, net" for the three- and six-month periods ended September 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Severance and exit costs	$(19)	$(25)	$(46)	$(33)
Loss on disposal of property, plant and equipment, net	—	(68)	—	(68)
Contract termination costs	—	—	—	(34)
Merger costs	(69)	(56)	(152)	(149)
Asset impairments	(2)	—	(212)	—
Hurricane-related reimbursements	—	32	—	32
Total	$(90)	$(117)	$(410)	$(252)
Other, net represented an expense of $90 million and $410 million for the three- and six-month periods ended September 30, 2019, respectively. During the three- and six-month periods ended September 30, 2019, we recognized $2 million and $212 million, respectively, of asset impairment expense primarily related to the sale and leaseback of our Overland Park, Kansas campus and severance and exit costs of $19 million and $46 million, respectively, due to access termination charges and reductions in work force. In addition, during the three- and six-month periods ended September 30, 2019, we incurred merger-related costs of $69 million and $152 million, respectively, which were recorded in "Selling, general and administrative" in the consolidated statements of comprehensive (loss) income.
Other, net represented an expense of $117 million and $252 million for the three- and six-month periods ended September 30, 2018, respectively. During the three- and six-month periods ended September 30, 2018, we recognized severance and exit costs of $25 million and $33 million, respectively, primarily due to reductions in work force, access termination charges and lease exit costs. During the three-month period ended September 30, 2018, we recorded a $68 million loss on disposal of property, plant and equipment primarily related to cell site construction costs and other network costs that are no longer recoverable as a result of changes in our network plans. During the three-month period ended June 30, 2018, we recognized $34 million associated with the purchase of certain leased spectrum assets, which upon termination of the related spectrum leases resulted in the accelerated recognition of the unamortized favorable lease balances. In addition, during the three- and six-month periods ended September 30, 2018, we incurred merger-related costs of $56 million and $149 million, respectively, which were recorded in "Selling, general and administrative" in the consolidated statements of comprehensive (loss) income. We also recorded $32 million of hurricane-related reimbursements during the three-month period ended September 30, 2018, which were recorded as "Service revenue" in net operating revenues, "Cost of services," "Selling, general and administrative," and "Other, net" in the consolidated statements of comprehensive (loss) income.
Interest Expense
Interest expense decreased $39 million, or 6%, and $57 million, or 4%, for the three- and six-month periods ended September 30, 2019, respectively, compared to the same periods in 2018. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $36.7 billion and $37.6 billion was 6.7% and 6.6% for the three- and six-month periods ended September 30, 2019, respectively. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $40.0 billion and $40.2 billion was 6.5% for both the three- and six-month periods ended September 30, 2018, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.
Other income, net
Other income, net was $14 million, and $42 million for the three- and six-month periods ended September 30, 2019, respectively, and primarily represents interest income. Other income, net was $79 million and $121 million for the three- and six-month periods ended September 30, 2018, respectively. Interest income during the three- and six-month periods ended September 30, 2018 was $47 million and $90 million, respectively. In addition, during the three- and six-month periods ended September 30, 2018 we recognized other income of $24 million as a result of a tax-related legal settlement.
Income Taxes
Income tax benefit of $64 million and $86 million for the three- and six-month periods ended September 30, 2019, respectively, represented a consolidated effective tax rate of 19% and 18%, respectively. During the six-month period ended September 30, 2019, we recognized a $37 million tax expense for federal and state valuation allowance. This expense partially offsets the tax benefit recognized from the pre-tax book loss at the U.S. federal statutory tax rate.
Income tax expense of $17 million and $64 million for the three- and six-month periods ended September 30, 2018, respectively, represented a consolidated effective tax rate of 7% and 14%, respectively. During the three-month period ended September 30, 2018, we recognized a $35 million tax benefit for the impact of state law changes enacted during the period. The tax benefit was driven by changes to the carrying value of our deferred tax assets and liabilities on temporary differences. During the six-month period ended September 30, 2018, we recognized a $59 million tax benefit for the impact of state law changes enacted during the period, partially offset by a $13 million tax expense attributable to organizational restructuring. These adjustments were primarily driven by the change in carrying value of our deferred tax assets and liabilities on temporary differences.
As of September 30, 2019, we maintained valuation allowance on deferred tax assets primarily related to net operating loss carryforwards. As of each reporting date, we consider new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. Provisions included in federal and state tax laws, in particular alternative cost recovery methods for fixed assets applicable in future periods, can significantly impact the timing of deductions for tax purposes that may result in projected taxable income during the net operating loss carryforward periods. This projected taxable income would be a positive source of evidence. We believe that there is a reasonable possibility that within the next 12 months sufficient positive evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance on deferred tax assets related to certain net operating losses will no longer be needed. Release of the valuation allowance would result in the recognition of the deferred tax assets and a non-cash tax benefit for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change depending on the results of operations and the timing of future taxable income.
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
As shown by the table above under "Consolidated Results of Operations," Wireless segment earnings represented almost all of our total consolidated segment earnings for the three- and six-month periods ended September 30, 2019 and 2018. Within the Wireless segment, postpaid wireless services represent the most significant contributor to earnings and is driven by the number of postpaid subscribers utilizing our services, as well as average revenue per user (ARPU). The wireless industry is subject to competition to retain and acquire subscribers of wireless services. All markets in which we operate have high rates of penetration for wireless services, and we expect this competition and market penetration to continue to pressure our share of gross additions and rates of churn.

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
As of September 30, 2019, substantially all of our device leases were classified as operating leases and predominantly all of our subscribers choose to lease devices from us under the Sprint Flex program. As a result, the leased devices are classified as property, plant and equipment when leased to subscribers through Sprint's direct channels. For leases in the indirect channel, we purchase the devices at lease inception from the dealer, which are then capitalized to property, plant and equipment. Lease revenue is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value, generally over the lease term. As these devices are classified as property, plant and equipment, the cost of the device is not recorded as cost of equipment sales compared to when sold under the installment billing or traditional subsidy program but rather is recorded as depreciation expense, which results in a significant positive impact to Wireless segment earnings. Depreciation expense incurred on leased devices for the three- and six-month periods ended September 30, 2019 and 2018, was $1.1 billion, $2.1 billion, $1.2 billion and $2.3 billion, respectively.
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

The following table provides an overview of the results of operations of our Wireless segment.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Wireless Segment Earnings	2019	2018	2019	2018
	(in millions)
Postpaid(1)	$4,218	$4,252	$8,417	$8,440
Prepaid	792	954	1,635	1,936
Retail service revenue	5,010	5,206	10,052	10,376
Wholesale, affiliate and other	35	289	315	579
Total service revenue	5,045	5,495	10,367	10,955
Equipment sales	1,192	1,418	2,412	2,591
Equipment rentals	1,330	1,253	2,689	2,465
Total net operating revenues	7,567	8,166	15,468	16,011
Cost of services (exclusive of depreciation and amortization)	(1,591)	(1,472)	(3,110)	(2,901)
Cost of equipment sales	(1,359)	(1,517)	(2,700)	(2,787)
Cost of equipment rentals (exclusive of depreciation)	(240)	(151)	(465)	(275)
Selling, general and administrative expense	(1,815)	(1,750)	(3,594)	(3,454)
Total net operating expenses	(5,005)	(4,890)	(9,869)	(9,417)
Wireless segment earnings	$2,562	$3,276	$5,599	$6,594
_______________

(1)	Postpaid service revenue in the three- and six-month periods ended September 30, 2018 excludes $3 million of hurricane-related revenue reimbursements.
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
Retail service revenue decreased $196 million, or 4%, and $324 million, or 3% for the three- and six-month periods ended September 30, 2019, respectively, compared to the same periods in 2018. The decreases were primarily due to lower prepaid service revenue due to the continued amortization of contract balances as a result of the adoption of Topic 606, combined with lower average revenue per postpaid subscriber driven by higher data device sales which generally have a lower ARPU than handsets, an increase in service offers and other promotional activities and lower prepaid subscribers. The decrease was partially offset by an increase in average postpaid subscribers.
Wholesale, affiliate and other revenues decreased $254 million, or 88%, and $264 million, or 46% for the three- and six-month periods ended September 30, 2019, respectively, compared to the same periods in 2018. The decrease was primarily due to lower Lifeline revenue as a result of estimated reimbursements to federal and state governments for subsidies claimed contrary to Sprint's usage policy as well as lower claims during the quarter. Additionally, the decrease in revenues was also due to the continued amortization of contract balances as a result of the adoption of Topic 606 combined with lower fees earned under an accessories arrangement with Brightstar. The decrease was partially offset by an increase in revenues associated with a reciprocal long-term lease agreement with T-Mobile. In September 2018, we signed a reciprocal long-term lease agreement with T-Mobile in which both parties have the right to use a portion of spectrum owned by the other party. Approximately 79% of our total wholesale and affiliate subscribers represent connected devices. These devices generate revenue which varies based on usage.
Average Monthly Service Revenue per Subscriber and Subscriber Trends
The table below summarizes average number of retail subscribers. Additional information about the number of subscribers, net additions (losses) to subscribers, and average rates of monthly postpaid and prepaid subscriber churn for each quarter since the quarter ended June 30, 2018 may be found in the tables below.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(subscribers in thousands)
Average postpaid subscribers	33,240	32,242	33,061	32,146
Average prepaid subscribers	8,533	8,984	8,635	9,006
Average retail subscribers	41,773	41,226	41,696	41,152
The table below summarizes ARPU. Additional information about ARPU for each quarter since the quarter ended June 30, 2018 may be found in the tables on the following pages.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
ARPU(1):
Postpaid	$42.30	$43.99	$42.43	$43.77
Prepaid	$30.97	$35.40	$31.57	$35.83
Average retail	$39.98	$42.09	$40.18	$42.02
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

Postpaid ARPU for the three- and six-month periods ended September 30, 2019 decreased compared to the same periods in 2018 primarily due to lower service revenue resulting from higher data device sales which generally have a lower ARPU than handsets and increased promotional activities. Prepaid ARPU decreased for the three- and six-month periods ended September 30, 2019 compared to the same periods in 2018 primarily due to lower service revenue due to the continued amortization of contract balances as a result of the adoption of Topic 606 and from promotional activities. (See "Subscriber Results" below for more information.)

The following table shows (a) net additions (losses) of wireless subscribers, (b) our total subscribers, and (c) end of period connected device subscribers as of the end of each quarterly period beginning with the quarter ended June 30, 2018.

	June 30, 2018	Sept 30, 2018	Dec 31, 2018	March 31, 2019	June 30, 2019	Sept 30, 2019
Net additions (losses) (in thousands)(1)
Postpaid	123	109	309	169	134	273
Prepaid	3	(14)	(173)	(30)	(169)	(207)
Wholesale and affiliates	(69)	(115)	(88)	(147)	(140)	(462)
Total Wireless	57	(20)	48	(8)	(175)	(396)

End of period subscribers (in thousands)(1)
Postpaid(2)(3)(4)(5)	32,187	32,296	32,605	32,774	33,075	33,348
Prepaid(3)(4)	9,033	9,019	8,846	8,816	8,647	8,440
Wholesale and affiliates(2)(4)(5)(6)(7)	13,347	13,232	13,044	12,897	12,590	12,128
Total Wireless	54,567	54,547	54,495	54,487	54,312	53,916

Supplemental data - connected devices
End of period subscribers (in thousands)(2)
Retail postpaid	2,429	2,585	2,821	3,121	3,453	3,718
Wholesale and affiliates	10,963	10,838	10,563	10,384	9,968	9,585
Total	13,392	13,423	13,384	13,505	13,421	13,303
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

(6)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these subscribers access to our network through our MVNO relationships, approximately 2,392,000 subscribers at September 30, 2019 through these MVNO relationships have been inactive for at least six months, with no associated revenue during the six-month period ended September 30, 2019.

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

	June 30, 2018	Sept 30, 2018	Dec 31, 2018	March 31, 2019	June 30, 2019	Sept 30, 2019
Monthly subscriber churn rate(1)
Postpaid	1.63%	1.78%	1.85%	1.81%	1.74%	1.87%
Prepaid	4.17%	4.74%	4.83%	4.37%	4.23%	4.94%
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

The following table shows our postpaid and prepaid ARPU as of the end of each quarterly period beginning with the quarter ended June 30, 2018.

	June 30, 2018	Sept 30, 2018	Dec 31, 2018	March 31, 2019	June 30, 2019	Sept 30, 2019
ARPU
Postpaid	$43.55	$43.99	$43.64	$43.25	$42.57	$42.30
Prepaid	$36.27	$35.40	$34.53	$33.67	$32.15	$30.97

Subscriber Results
Retail Postpaid — During the three-month period ended September 30, 2019, net postpaid subscriber additions were 273,000 compared to 109,000 in the same period in 2018. Net subscriber results include tablet net additions of 33,000 during the three-month period ended September 30, 2019 compared to 3,000 in the same period in 2018 and additions in other data devices of 331,000 and 140,000 during the three-month period ended September 30, 2019 and three-month period ended September 30, 2018, respectively, both of which generally have a significantly lower ARPU as compared to handset subscribers. The increase in net postpaid subscriber additions in the current quarter were primarily driven by net subscriber additions of other data devices and non-Sprint branded retail postpaid phones, partially offset by an increase in postpaid phone churn driven by subscribers exiting multi-line introductory promotional offers, competitive pressures and network-related churn. Marketing efforts by other wireless carriers, including device promotions, to incent subscribers to switch carriers also negatively impact churn, which has a negative effect on earnings.
The Company's non-Sprint branded postpaid offering allows prepaid customers to purchase a device under our installment billing program. This program provides prepaid customers with access to this offer under their respective brands. Qualified customers on this non-Sprint branded postpaid offering receive an extension of credit to purchase their device. The subscriber will remain classified as postpaid at the conclusion of their installment billing payments. For the quarter ended September 30, 2019, net subscriber additions and end of period subscribers under the non-Sprint branded postpaid plan offering were 107,000 and 777,000, respectively, and are included in total retail postpaid subscribers above.
Retail Prepaid — During the three-month period ended September 30, 2019, we lost 207,000 net prepaid subscribers compared to 14,000 in the same period in 2018. The increase in net prepaid subscriber losses in the quarter was primarily due to lower gross additions as a result of exiting certain channels, combined with subscriber losses due to continued competitive pressures in the market.
Wholesale and Affiliate Subscribers — Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Of the 12.1 million subscribers included in wholesale and affiliates, approximately 79% represent connected devices. Wholesale and affiliate net subscriber losses were 462,000 during the three-month period ended September 30, 2019 compared to net losses of 115,000 during the same period in 2018, inclusive of net losses of connected devices totaling 383,000 and 125,000, respectively. The net losses in the three-month period ended September 30, 2019 were primarily attributable to a decline in connected devices, partially offset by an increase in subscribers through our postpaid resellers.
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
Cost of services increased $119 million, or 8%, and $209 million, or 7%, for the three- and six-month periods ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to higher network costs including cell site maintenance, software and costs associated with a reciprocal long-term lease agreement with T-Mobile, combined with an increase in roaming costs due to higher data volume. These increases were partially offset by lower roaming rates and declines in network labor and backhaul costs.
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
Equipment sales decreased $226 million, or 16%, and $179 million, or 7%, for the three- and six-month periods ended September 30, 2019, respectively, compared to the same periods in 2018. The decrease in equipment sales for the three-month period ended September 30, 2019 was primarily due to a lower average sales price per postpaid and prepaid device sold and a decline in the number of postpaid and prepaid devices sold. The decrease in equipment sales for the six-month period ended September 30, 2019 was primarily due to a lower average sales price per postpaid device sold, a decline in the number of prepaid devices sold and a decrease in the volume of used postpaid devices sold to third parties. These decreases for the six-month period ended were partially offset by an increase in the number of postpaid devices sold and a higher average sales price per prepaid device sold. Higher postpaid data device sales, which generally have a lower average sales price than postpaid handsets, contributed to the lower average sales price per postpaid device sold for both the three- and six-month periods ended September 30, 2019. Cost of equipment sales decreased $158 million, or 10%, and $87 million, or 3%, for the three- and six-month periods ended September 30, 2019, respectively, compared to the same periods in 2018. The decrease in the three-month period was primarily due to a lower average cost per postpaid device sold and a decline in the number of prepaid and postpaid devices sold. The decrease in the six-month period was primarily due to a lower average cost per postpaid device sold, a decline in the number of prepaid devices sold and a decrease in the volume of used postpaid devices sold to third parties, partially offset by an increase in the number of postpaid devices sold and a higher average cost per prepaid device sold. Higher postpaid data device sales, which generally have a lower average cost than postpaid handsets, contributed to the lower average cost per postpaid device sold for both the three- and six-month periods ended September 30, 2019.
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
Equipment rentals increased $77 million, or 6%, and $224 million, or 9%, for the three- and six-month periods ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to higher revenue from the leasing program as more subscribers are choosing to lease their device and the mix of devices leased. Cost of equipment rentals increased $89 million, or 59%, and $190 million, or 69% for the three- and six-month periods ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to an increase in loss on disposal of property, plant and equipment, net of recoveries associated with non-returned leased devices.

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
Sales and marketing expenses decreased $29 million, or 3%, and $8 million, or relatively flat, for the three- and six-month periods ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to lower retail labor expenses combined with a decrease in payments to OEMs for direct source handsets as a result of lower volume of device sales, partially offset by higher commission expenses.
General and administrative expenses increased $94 million, or 14%, and $132 million, or 10% for the three- and six-month periods ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to higher bad debt expenses and an increase in other general and administrative and customer care expenses.
Bad debt expense increased $41 million, or 38%, and $100 million, or 60% for the three- and six-month periods ended September 30, 2019, respectively, compared to the same periods in 2018, primarily related to higher installment billing reserves due to an increase in subscribers entering into installment billing contracts and an increase in service revenue bad debt. We reassess our allowance for doubtful accounts quarterly.

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

The following table provides an overview of the results of operations of our Wireline segment.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Wireline Segment Loss	2019	2018	2019	2018
	(in millions)
Total net service revenues	$300	$328	$607	$666
Cost of services	(256)	(295)	(518)	(606)
Selling, general and administrative expense	(49)	(53)	(94)	(122)
Total net operating expenses	(305)	(348)	(612)	(728)
Wireline segment loss	$(5)	$(20)	$(5)	$(62)
Service Revenues
Service revenues for the three- and six-month periods ended September 30, 2019 decreased $28 million, or 9%, and $59 million, or 9%, respectively, compared to the same periods in 2018. The decrease was driven by fewer customers using IP-based data services as we continue to migrate customers from TDM to Ethernet-based data services.
Costs of Services
Costs of services include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of customer premise equipment. Costs of services decreased $39 million, or 13%, and $88 million, or 15%, in the three- and six-month periods ended September 30, 2019, respectively, compared to the same periods in 2018. The decrease was primarily due to lower access expense as the result of our TDM migration efforts.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $4 million, or 8%, and $28 million, or 23%, in the three- and six-month periods ended September 30, 2019, respectively, compared to the same periods in 2018. The decrease was primarily due to lower shared administrative and employee-related costs required to support the Wireline segment as a result of the decline in revenue. Total selling, general and administrative expense as a percentage of net service revenues was 16% and 15% for the three- and six-month periods ended September 30, 2019, as compared to 16% and 18% for the three- and six-month periods ended September 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Six Months Ended
	September 30,
	2019	2018
	(in millions)
Net cash provided by operating activities	$4,810	$5,357
Net cash used in investing activities	$(5,020)	$(6,287)
Net cash (used in) provided by financing activities	$(2,507)	$44
Operating Activities
Net cash provided by operating activities of $4.8 billion for the six-month period ended September 30, 2019 decreased $547 million from the same period in 2018. The change was primarily due to decreased cash received from customers of $942 million, partially offset by a reduction in vendor- and labor-related payments of $373 million.
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

Investing Activities
Net cash used in investing activities for the six-month period ended September 30, 2019 decreased $1.3 billion compared to the same period in 2018 primarily due to decreased purchases of short-term investments of $4.8 billion, partially offset by decreased proceeds from the sale of short-term investments of $3.9 billion. In addition, we had a decrease in leased device purchases of $222 million and increased proceeds from sales of assets of $327 million.
Net cash used in investing activities for the six-month period ended September 30, 2018 increased $6.1 billion compared to the same period in 2017 primarily due to increased net purchases of short-term investments of $4.7 billion, increased network and other capital expenditures of $555 million and increased leased device purchases of $459 million. In addition, we had a decrease of $417 million due to an amendment to our Receivables Facility in February 2017. All cash collected on the underlying receivables generated after the amendment is reflected in operating activities, as described below in Accounts Receivable Facility.
Financing Activities
Net cash used in financing activities of $2.5 billion for the six-month period ended September 30, 2019 increased $2.6 billion compared to the same period in 2018 primarily due to an increase in repayments of debt, financing and finance lease obligations. Total principal repayments include $1.7 billion, $3.1 billion, $300 million, $437 million and $133 million for the Sprint Capital Corporation 6.900% Senior Notes due 2019, Receivables Facility, Export Development Canada (EDC) facility, the 2016 spectrum financing transaction and the secured equipment credit facilities, respectively. These payments were partially offset by Receivables Facility borrowings of $3.2 billion.
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
Working Capital
We had negative working capital of $2.8 billion and working capital of $776 million as of September 30, 2019 and March 31, 2019, respectively. The change in working capital was primarily due to a decline in cash and cash equivalents driven by the increase in repayments of debt, financing and finance lease obligations as described above. The remaining balance was due to changes to other working capital items.
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
Accounts Receivable Facility
Our Receivables Facility provides us the opportunity to sell certain wireless service receivables, installment receivables, and future amounts due from customers who lease certain devices from us to unaffiliated third parties (the Purchasers). The maximum funding limit under the Receivables Facility is $4.5 billion. In February 2017, the Receivables Facility was amended and Sprint regained effective control over the receivables transferred to the Purchasers by obtaining the right, under certain circumstances, to repurchase them. Subsequent to the February 2017 amendment, all proceeds received from the Purchasers in exchange for the transfer of our wireless service and installment receivables are recorded as borrowings. Repayments and borrowings under the Receivables Facility are reported as financing activities in the consolidated statements of cash flows. All cash collected on repurchased receivables subsequent to the February 2017 amendment was recognized in investing activities in the consolidated statements of cash flows. In June 2018, the Receivables Facility was amended to, among other things, extend the maturity date to June 2020, increase the maximum funding limit by $200 million, reduce financing costs and add month-to-month lease receivables as eligible receivables for leases that extend past their original lease term. In June 2019, the Receivables Facility was further amended to extend the maturity date to February 2021. While we have the right to decide how much cash to receive from each sale, the maximum amount of cash available to us varies based on a number of factors and, as of September 30, 2019, represents approximately 50% of the total amount of the eligible receivables sold to the Purchasers. As of September 30, 2019, the total amount outstanding under our

Receivables Facility was $2.7 billion and the total amount available to be drawn was $670 million. However, subsequent to September 30, 2019, Sprint repaid approximately $700 million under the Receivables Facility reducing amounts outstanding to $2.0 billion. During the six-month period ended September 30, 2019, we drew $3.2 billion and repaid $3.1 billion to the Purchasers, which were reflected as financing activities in the consolidated statements of cash flows. Sprint contributes certain wireless service, installment and future lease receivables, as well as the associated leased devices, to Sprint's wholly-owned consolidated bankruptcy-remote special purpose entities (SPEs). At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, installment and future lease receivables to the Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life. As of September 30, 2019, wireless service, installment and lease receivables contributed to the SPEs and included in "Accounts and notes receivable, net" in the consolidated balance sheets were $2.7 billion and the long-term portion of installment receivables included in "Other assets" in the consolidated balance sheets was $248 million. As of September 30, 2019, the net book value of devices contributed to the SPEs was $6.3 billion.
Spectrum Financings
In October 2016, certain subsidiaries of Sprint Communications, which were not "Restricted Subsidiaries" under Sprint Capital Corporation's indentures, transferred certain directly held and third-party leased spectrum licenses (collectively, Spectrum Portfolio) to wholly-owned bankruptcy-remote special purpose entities (collectively, Spectrum Financing SPEs). The Spectrum Portfolio, which represented approximately 14% of Sprint's total spectrum holdings on a MHz-pops basis, was used as collateral to raise an initial $3.5 billion in senior secured notes (2016 Spectrum-Backed Notes) bearing interest at 3.36% per annum under a $7.0 billion securitization program. The 2016 Spectrum-Backed Notes are repayable over a five-year term, with interest-only payments over the first four quarters and amortizing quarterly principal payments thereafter commencing December 2017 through September 2021. During the six-month period ended September 30, 2019, we made scheduled principal repayments of $437 million, resulting in a total principal amount outstanding related to the 2016 Spectrum-Backed Notes of $1.8 billion as of September 30, 2019, of which $875 million was classified as "Current portion of long-term debt, financing and finance lease obligations" in the consolidated balance sheets.
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
Credit Facilities
Secured Term Loan and Revolving Bank Credit Facility
On February 3, 2017, we entered into a $6.0 billion credit agreement, consisting of a $4.0 billion, seven-year secured term loan (Initial Term Loan) that matures in February 2024 and a $2.0 billion secured revolving bank credit facility that expires in February 2021. The bank credit facility requires a ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the bank credit facility (adjusted EBITDA), not to exceed 3.75 to 1.0 through the fiscal quarter ending December 31, 2019. The Leverage Ratio must not exceed 3.5 to 1.0 for the fiscal quarter ended March 31, 2020 and each fiscal quarter ending thereafter through expiration of the facility. The Initial Term Loan has an interest rate equal to LIBOR plus 250 basis points and the secured revolving bank credit facility has an interest rate equal to LIBOR plus a spread that varies depending on the Leverage Ratio. During the six-month period ended September 30, 2019, we made principal repayments on the Initial Term Loan totaling $20 million resulting in a total principal amount outstanding for the Initial Term Loan of $3.9 billion as of September 30, 2019.
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
PRWireless Term Loan
During the three-month period ended December 31, 2017, Sprint and PRWireless PR, Inc. completed a transaction to combine their operations in Puerto Rico and the U.S. Virgin Islands into a new joint venture. Prior to the formation of the new entity, PRWireless PR, Inc. had incurred debt under a secured term loan, which became debt of the new entity upon the transaction close. The secured term loan bears interest at 5.25% plus LIBOR and expires in June 2020. As of September 30, 2019, the joint venture had a total principal amount outstanding of $199 million. On November 1, 2019, Sprint prepaid the total principal amount outstanding of $199 million under the PRWireless term loan previously due in June 2020.
Export Development Canada Agreement
Through September 15, 2019, the Company had amounts outstanding under the EDC agreement, which provided for security and covenant terms similar to our secured term loan and revolving bank credit facility. On September 16, 2019, the Company prepaid the total principal amount outstanding under the EDC facility of $300 million previously due in December 2019.
Secured equipment credit facilities
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provided for the ability to finance network equipment-related purchases from Nokia Solutions and Networks US LLC, USA. During the six-month period ended September 30, 2019, we made principal repayments totaling $41 million on the facility resulting in a total principal amount of $51 million outstanding as of September 30, 2019.
K-sure
The K-sure secured equipment credit facility provides for the ability to finance network equipment-related purchases from Samsung Telecommunications America, LLC. In October 2018, we amended the secured equipment credit facility to extend the borrowing availability through September 2019. Such borrowings are contingent upon the amount and timing of network equipment-related purchases made by Sprint. During the six-month period ended September 30, 2019, we drew $96 million and made principal repayments totaling $72 million on the facility resulting in a total principal amount of $474 million outstanding as of September 30, 2019.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provided for the ability to finance network equipment-related purchases from Alcatel-Lucent USA Inc. In September 2017, we amended the secured equipment credit facility to restore previously expired commitments of $150 million. During the six-month period ended September 30, 2019, we made principal repayments totaling $20 million on the facility resulting in a total principal amount of $99 million outstanding as of September 30, 2019.
Borrowings under the Finnvera, K-sure and D/D secured equipment credit facilities are each secured by liens on the respective network equipment purchased pursuant to each facility's credit agreement. In addition, repayments of outstanding amounts borrowed under the secured equipment credit facilities cannot be redrawn. Each of these facilities is fully and unconditionally guaranteed by both Sprint Communications and Sprint Corporation. As of September 30, 2019, the K-sure facility, the Finnvera and D/D facilities had no available borrowing capacity.
As of September 30, 2019, our Leverage Ratio, as defined by our secured revolving bank credit facility was 3.1 to 1.0. Because our Leverage Ratio exceeded 2.5 to 1.0 at period end, we were restricted from paying cash dividends.
Liquidity and Capital Resources
As of September 30, 2019, our liquidity, including cash and cash equivalents, short-term investments, available borrowing capacity under our secured revolving bank credit facility and availability under our Receivables Facility was $6.9 billion. Our cash, cash equivalents and short-term investments totaled $4.3 billion as of September 30, 2019 compared to $7.0 billion as of March 31, 2019. As of September 30, 2019, we had availability of $1.9 billion under the secured revolving bank credit facility. Amounts available under our Receivables Facility as of September 30, 2019 totaled $670 million.
As of September 30, 2019, we offered two device financing programs that allow subscribers to forgo traditional service contracts and pay less upfront for devices in exchange for lower monthly service fees, early upgrade options, or both. While a majority of the revenue associated with the installment billing program is recognized at the time of sale along with the related cost of equipment sales, lease revenue associated with our leasing program is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value generally over the lease term, which creates a positive impact to Wireless segment earnings. If the mix of leased devices continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase. The leasing and installment billing programs will continue to require a greater use of cash flows in the earlier part of the contracts as the subscriber will generally pay less upfront than through our traditional subsidy program because they are financing the device. The Receivables Facility was established to help mitigate the use of cash from purchasing devices from OEMs to fulfill our leasing and installment billing programs.
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

•	scheduled principal payments on debt, credit facilities and financing obligations, including $28.3 billion coming due over the next five fiscal years;

•	cash needs related to our device financing programs;

•	availability under the Receivables Facility, which terminates in February 2021;

•	availability of our $2.0 billion secured revolving bank credit facility, which expires in February 2021;

•	raising additional funds from external sources;

•	the expected use of cash and cash equivalents in the near-term;

•	any additional contributions we may make to our pension plan;

•	estimated residual values of devices related to our device leasing program; and

•	other future contractual obligations and general corporate expenditures.
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

FUTURE CONTRACTUAL OBLIGATIONS
With the adoption of Topic 842 on April 1, 2019, Sprint elected the hindsight practical expedient in determining the lease term. Upon adoption of the standard, our expected lease term for our cell sites was shortened to the initial non-cancelable term only. Historically, we included renewal assumptions in our lease term if the non-cancelable term was less than ten years and the corresponding payments were reflected in our future contractual obligations. This change resulted in a decrease to future contractual obligations of approximately $1.6 billion. There have been no other significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2019. Below is a graph depicting our future principal maturities of debt as of September 30, 2019.
* This table excludes (i) our $2.0 billion secured revolving bank credit facility, which will expire in 2021 and has no outstanding balance, (ii) $116 million in letters of credit outstanding under the secured revolving bank credit facility, (iii) $396 million of finance leases and other obligations, and (iv) net premiums and debt financing costs.

OFF-BALANCE SHEET FINANCING
As of September 30, 2019, we did not participate in, or secure, financings for any unconsolidated special purpose entities.

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

•	our ability to comply with restrictions imposed by the U.S. Government as a condition to our merger with SoftBank;

•	the effects of any material impairment of our goodwill or other indefinite-lived intangible assets;

•	the impacts of new accounting standards or changes to existing standards that the Financial Accounting Standards Board or other regulatory agencies issue, including the SEC;

•	unexpected results of litigation filed against us or our suppliers or vendors;

•	unexpected results of investigations conducted by us or third parties, including any governmental agencies;

•	the costs or potential customer impact of compliance with regulatory mandates including any government regulation regarding "net neutrality" or data privacy;

•	equipment failure, natural disasters, terrorist acts or breaches of network or information technology security;

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
In connection with the preparation of this Quarterly Report on Form 10-Q as of September 30, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness described below, the Company's design and operation of the disclosure controls and procedures were ineffective as of September 30, 2019 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
A material weakness in internal control over financial reporting was discovered related to an issue with the functionality that determined qualifying subscriber usage under the Lifeline program. The material weakness is the result of deficiencies in the operating effectiveness of the controls over testing changes to this functionality that determines qualifying subscriber usage and the validation of the ongoing qualifying subscriber usage under the Lifeline program. The Company provides service to eligible Lifeline subscribers under the Assurance Wireless brand for whom it seeks reimbursement from the Universal Service Fund. In 2016, the FCC enacted changes to the Lifeline program, which required Sprint to update how it determined qualifying subscriber usage. An inadvertent coding issue in the system used to identify qualifying subscriber usage occurred in July 2017 while the system was being updated to address the required changes. Sprint claimed monthly subsidies for serving Lifeline subscribers that may not have met Sprint’s usage requirements under the Lifeline program. The estimated reimbursements to federal and state governments for subsidies claimed contrary to Sprint’s usage policy reduced "Service revenue," increased "Selling, general and administrative expense" and increased our "Net loss attributable to Sprint Corporation" in the consolidated statements of comprehensive (loss) income for the three- and six-month periods ended September 30, 2019. While Sprint supports our Lifeline subscribers through our Assurance Wireless prepaid brand, beginning in April 2017 we excluded the Lifeline subscribers from our reported prepaid subscriber base due to regulatory changes resulting in tighter program restrictions.
When the Company became aware of the issue, we immediately investigated and proactively raised the identified issue with the FCC and the appropriate state regulators. We corrected the functionality and assessed the impact of identified changes. Subsequent to the period covered by this Quarterly Report on Form 10-Q, management, with oversight of the Audit Committee, has been actively engaged in developing remediation plans to address the material weakness noted above. As part of the remediation plans, the Company is assessing the change management policies and controls and designing and implementing additional processes and controls for validating ongoing subscriber qualifications under the Lifeline program. Subsequent testing of the operational effectiveness of the modified systems and validation controls will be necessary to conclude that the material weakness has been fully remediated. We are committed to reimbursing federal and state governments for any subsidy payments that were collected incorrectly as a result of the system issue as well as successfully implementing the remediation plans.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. Other than the material weakness noted above, there have been no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Notwithstanding the material weakness described above, management has concluded that our consolidated financial statements included in this Quarterly Report on Form 10-Q for the three- and- six month periods ended September 30, 2019 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented and that these financial statements may be relied upon.

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
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us or our subsidiaries. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. Except as otherwise noted, during the six-month period ended September 30, 2019, there were no material developments in the status of these legal proceedings.

Item 1A.	Risk Factors
"Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended March 31, 2019 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K.
Failure to complete the Merger Transactions, or a delay in completing the Merger Transactions, could negatively impact our stock price and the future business, assets, liabilities, prospects, outlook, financial condition and results of operations of us or the combined company.
After November 1, 2019, Sprint and T-Mobile each have a right under the Business Combination Agreement to terminate that agreement at any time because the Merger Transactions were not completed as of that date. If the Merger Transactions are not completed or are substantially delayed, our common stock price and future business and financial results likely will be negatively affected, or our employees, suppliers, vendors, distributors, retailers, dealers or customers could lose focus on our business, cease doing business with us, or curtail their activities with us. If the Business Combination Agreement were terminated, it could have an adverse effect on our business, financial condition, operating results and stock price.
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
Improvements in our service depend on many factors, including our ability to predict and adapt to future changes in technologies, changes in consumer demands, changes in pricing and service offerings by our competitors and continued access to and deployment of adequate spectrum, including any leased spectrum. If we are unable to access or acquire additional spectrum to increase capacity or to deploy the services subscribers desire on a timely basis or at acceptable costs while maintaining network quality levels, our ability to attract and retain subscribers could be adversely affected, which would negatively impact our operating results. If the Merger Transaction is not completed, our ability to provide a nationwide 5G network capable of competing effectively with other competitors in the wireless industry will depend on our access to, and deployment of, adequate low-band spectrum that we do not currently have and that we may not be able to obtain in the future on a timely basis given the lack of low-band spectrum available for purchase, or at acceptable costs. Accordingly, we likely will be unable to access sufficient low-band spectrum as a standalone company, which would limit the scope of our 5G services to certain geographic areas only and which likely would cause our 5G services to suffer from inconsistent network performance. Without access to additional low band spectrum or additional financial resources, Sprint will have limited ability to provide a 5G network outside of metro areas.
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
In addition, as a standalone company, we may lack the financial resources necessary to provide a robust, nationwide 5G network capable of competing effectively with other competitors in the wireless industry and other companies that have more recently begun providing wireless services, many of which have greater financial resources than we do. Accordingly, if the Merger Transaction is not completed, it is expected that we will not be able to deploy a nationwide 5G network on the same scale and on the same timeline as the combined company or on a scale and timeline that will allow us to compete effectively with our competitors, and therefore will continue to be limited in our ability to compete effectively in the 5G era. Further, it is expected that if the Merger Transaction is not completed, we will continue to lack the network, scale and financial resources of other competitors in, and other companies that have more recently begun providing, wireless services.

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
After the merger with SoftBank, SoftBank acquired control of Sprint. During the three-month period ended September 30, 2019, SoftBank, through one of its non-U.S. subsidiaries, provided roaming services in Iran through Telecommunications Services Company (MTN Irancell), which is or may be a government-controlled entity. During such period, SoftBank had no gross revenues from such services and no net profit was generated. This subsidiary also provided telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the six-month period ended September 30, 2019, SoftBank estimates that gross revenues and net profit generated by such services were both under $8,000. Sprint was not involved in, and did not receive any revenue from, any of these activities. These activities have been conducted in accordance with applicable laws and regulations, and they are not sanctionable under U.S. or Japanese law. Accordingly, with respect to Telecommunications Services Company (MTN Irancell), the relevant SoftBank subsidiary intends to continue such activities. With respect to services provided to accounts affiliated with the Embassy of Iran in Japan, the relevant SoftBank subsidiary is obligated under contract to continue such services.
In addition, during the six-month period ended September 30, 2019, SoftBank, through one of its non-U.S. indirect subsidiaries, provided office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenue and net profit generated by such services were under $4,500 and $900, respectively. Sprint was not involved in and did not receive any revenue from any of these activities. Accordingly, the relevant SoftBank subsidiary intends to continue such activities.

Item 6.	Exhibits

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corp., Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V. and SoftBank Group. Corp.	8-K	001-04721	2.1	4/30/2018

2.2***	Amendment No. 1, dated as of July 26, 2019, to the Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corporation, Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V., and SoftBank Group Corp.	8-K	001-04721	2.2	7/26/2019

2.3***	Asset Purchase Agreement, dated as of July 26, 2019, by and among T-Mobile US, Inc., Sprint Corporation, and DISH Network Corporation.	8-K	001-04721	2.1	7/26/2019

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation	8-K	001-04721	3.1	7/11/2013

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	8/7/2013

(31) and (32) Officer Certifications

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)					*
_________________

*	Filed or furnished, as required.

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
Date: November 12, 2019