Form 10-Q
period 2019-12-31
SPRINT Corp
filed 2020-01-27
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-Q
—————————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
COMMON SHARES OUTSTANDING AT JANUARY 24, 2020:

Sprint Corporation Common Stock	4,111,432,945

SPRINT CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2019	2019
	(in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,179	$6,982
Short-term investments	62	67
Accounts and notes receivable, net of allowance for doubtful accounts and deferred interest of $410 and $363, respectively	3,873	3,554
Device and accessory inventory	1,117	999
Prepaid expenses and other current assets	1,224	1,289
Total current assets	9,455	12,891
Property, plant and equipment, net	20,827	21,201
Costs to acquire a customer contract	1,808	1,559
Operating lease right-of-use assets	6,713	—
Intangible assets
Goodwill	4,598	4,598
FCC licenses and other	41,492	41,465
Definite-lived intangible assets, net	918	1,769
Other assets	1,091	1,118
Total assets	$86,902	$84,601
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,396	$3,961
Accrued expenses and other current liabilities	3,335	3,597
Current operating lease liabilities	1,860	—
Current portion of long-term debt, financing and finance lease obligations	3,880	4,557
Total current liabilities	12,471	12,115
Long-term debt, financing and finance lease obligations	33,507	35,366
Long-term operating lease liabilities	5,423	—
Deferred tax liabilities	7,038	7,556
Other liabilities	2,708	3,437
Total liabilities	61,147	58,474
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.01 per share, 9.0 billion authorized, 4.112 billion and 4.081 billion issued, respectively	41	41
Paid-in capital	28,402	28,306
Treasury shares, at cost	(9)	—
Accumulated deficit	(2,226)	(1,883)
Accumulated other comprehensive loss	(453)	(392)
Total stockholders' equity	25,755	26,072
Noncontrolling interests	—	55
Total equity	25,755	26,127
Total liabilities and equity	$86,902	$84,601
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Net operating revenues:
Service	$5,416	$5,699	$16,252	$17,201
Equipment sales	1,372	1,589	3,784	4,180
Equipment rentals	1,292	1,313	3,981	3,778
	8,080	8,601	24,017	25,159
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	1,718	1,648	5,203	5,019
Cost of equipment sales	1,646	1,734	4,346	4,521
Cost of equipment rentals (exclusive of depreciation below)	201	182	666	457
Selling, general and administrative	2,045	2,003	5,888	5,731
Depreciation - network and other	1,071	1,088	3,256	3,132
Depreciation - equipment rentals	1,011	1,137	3,096	3,454
Amortization	474	145	698	475
Other, net	(152)	185	106	298
	8,014	8,122	23,259	23,087
Operating income	66	479	758	2,072
Other (expense) income:
Interest expense	(589)	(664)	(1,802)	(1,934)
Other (expense) income, net	(6)	32	36	153
	(595)	(632)	(1,766)	(1,781)
(Loss) income before income taxes	(529)	(153)	(1,008)	291
Income tax benefit (expense)	408	8	494	(56)
Net (loss) income	(121)	(145)	(514)	235
Less: Net loss (income) attributable to noncontrolling interests	1	4	9	(4)
Net (loss) income attributable to Sprint Corporation	$(120)	$(141)	$(505)	$231

Basic net (loss) income per common share attributable to Sprint Corporation	$(0.03)	$(0.03)	$(0.12)	$0.06
Diluted net (loss) income per common share attributable to Sprint Corporation	$(0.03)	$(0.03)	$(0.12)	$0.06
Basic weighted average common shares outstanding	4,109	4,078	4,098	4,050
Diluted weighted average common shares outstanding	4,109	4,078	4,098	4,110

Other comprehensive (loss) income, net of tax:
Net unrealized holding losses on securities and other	$—	$(2)	$(2)	$(9)
Net unrealized holding gains (losses) on derivatives	4	(25)	(23)	(8)
Net unrecognized net periodic pension and other postretirement benefits	(39)	2	(36)	5
Cumulative effect of accounting change	—	—	—	(8)
Other comprehensive loss	(35)	(25)	(61)	(20)
Comprehensive (loss) income	$(156)	$(170)	$(575)	$215
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(514)	$235
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Asset impairments	231	—
Depreciation and amortization	7,050	7,061
Provision for losses on accounts receivable	435	278
Share-based and long-term incentive compensation expense	90	101
Deferred income tax (benefit) expense	(532)	25
Amortization of long-term debt premiums, net	(47)	(94)
Loss on disposal of property, plant and equipment	692	642
Deferred purchase price from sale of receivables	—	(223)
Other changes in assets and liabilities:
Accounts and notes receivable	(754)	65
Inventories and other current assets	650	248
Operating lease right-of-use assets	1,280	—
Accounts payable and other current liabilities	(436)	(530)
Current and long-term operating lease liabilities	(1,433)	—
Non-current assets and liabilities, net	(172)	(601)
Other, net	225	375
Net cash provided by operating activities	6,765	7,582
Cash flows from investing activities:
Capital expenditures - network and other	(3,360)	(3,814)
Capital expenditures - leased devices	(5,449)	(5,739)
Expenditures relating to FCC licenses	(24)	(145)
Proceeds from sales and maturities of short-term investments	79	6,619
Purchases of short-term investments	(74)	(5,152)
Proceeds from sales of assets and FCC licenses	819	416
Proceeds from deferred purchase price from sale of receivables	—	223
Proceeds from corporate owned life insurance policies	5	110
Other, net	(27)	52
Net cash used in investing activities	(8,031)	(7,430)
Cash flows from financing activities:
Proceeds from debt and financings	4,731	6,416
Repayments of debt, financing and finance lease obligations	(7,188)	(6,937)
Debt financing costs	(12)	(286)
Proceeds from issuance of common stock, net	(29)	281
Acquisition of noncontrolling interest	(33)	—
Other, net	1	—
Net cash used in financing activities	(2,530)	(526)
Net decrease in cash, cash equivalents and restricted cash	(3,796)	(374)
Cash, cash equivalents and restricted cash, beginning of period	7,063	6,659
Cash, cash equivalents and restricted cash, end of period	$3,267	$6,285
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Nine Months Ended December 31, 2019
	Common Stock		Paid-in Capital	Treasury Shares		(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance, March 31, 2019	4,081	$41	$28,306	—	$—	$(1,883)	$(392)	$55	$26,127
Net loss						(111)		(3)	(114)
Other comprehensive loss, net of tax							(22)		(22)
Issuance of common stock, net	11		(15)		(2)				(17)
Share-based compensation expense			35						35
Other, net			(3)						(3)
Cumulative effect of accounting change						162			162
Balance, June 30, 2019	4,092	41	28,323	—	(2)	(1,832)	(414)	52	26,168
Net loss						(274)		(5)	(279)
Other comprehensive loss, net of tax							(4)		(4)
Issuance of common stock, net	16		(2)	2	(14)				(16)
Share-based compensation expense			28						28
Balance, September 30, 2019	4,108	41	28,349	2	(16)	(2,106)	(418)	47	25,897
Net loss						(120)		(1)	(121)
Other comprehensive loss, net of tax							(35)		(35)
Issuance of common stock, net	4		(3)	(1)	7				4
Share-based compensation expense			27						27
Capital contribution by SoftBank			1						1
Acquisition of noncontrolling interest(1)			28					(46)	(18)
Balance, December 31, 2019	4,112	$41	$28,402	1	$(9)	$(2,226)	$(453)	$—	$25,755
_________________

(1)
On November 1, 2019, we acquired PRWireless PR, Inc’s. member shares in PRWireless Holdco, LLC for cash consideration of $33 million making Sprint the sole shareholder of PRWireless Holdco, LLC and removing the noncontrolling interest.

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
On July 26, 2019, the DOJ and five State Attorneys General filed an action in the United States District Court for the District of Columbia that would resolve their objections to the Merger Transaction. Since then, five additional states have joined the DOJ action. The Merger Transaction has received approval from 18 of the 19 state public utility commissions. The parties are awaiting further regulatory approvals and resolution of litigation filed by the Attorneys General of 13 states and the District of Columbia seeking to block the Merger Transaction. The parties to the Business Combination Agreement extended the Outside Date (as defined in the Business Combination Agreement) to November 1, 2019, or, if the Marketing Period (as defined in the Business Combination Agreement) is in effect at such time, then the Outside Date will be January 2, 2020. After November 1, 2019, Sprint and T-Mobile each have a right under the Business Combination Agreement to terminate that agreement at any time because the Merger Transaction was not completed as of that date.

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
As the Company has elected the modified retrospective transition method, any assets and liabilities that were recognized solely as a result of a transaction where the Company was the deemed owner during construction were derecognized at transition for completed construction sites. The Company funded construction costs for a certain population of owner during construction cell sites (ODC sites). These costs were concluded to be prepaid lease payments; consequently, such amounts were carried over at their depreciated balance of approximately $0.6 billion and included in the associated finance lease ROU assets, which is included within "Property, Plant and Equipment, net" in the consolidated balance sheets. The remaining lease obligations for these ODC sites were immaterial.
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
Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued authoritative guidance regarding Financial Instruments - Credit Losses and has subsequently modified several areas of the standard in order to provide additional clarity and improvements. The new standard requires entities to use a Current Expected Credit Loss impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost within the scope of the standard. The entity's estimate would consider relevant information about past events, current conditions and reasonable and supportable forecasts, which will result in recognition of lifetime expected credit losses. The standard will be effective for the Company's fiscal year beginning April 1, 2020, including interim reporting periods therein, and will require a cumulative effect adjustment to the opening balance of retained earnings in the period in which the guidance is effective. We are currently in the process of developing an expected credit loss model and have not yet determined the impact of the new credit loss standard on our consolidated financial statements.
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
In December 2019, the FASB issued authoritative guidance regarding Income Taxes, which removes certain exceptions and simplifies the accounting for income taxes by clarifying and amending existing guidance. This standard is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the guidance and assessing its overall impact. However, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Note 3.	Installment Receivables
Certain subscribers have the option to pay for their devices in installments, generally up to a 24-month period. Short-term installment receivables are recorded in "Accounts and notes receivable, net" and long-term installment receivables are recorded in "Other assets" in the consolidated balance sheets.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the installment receivables:

	December 31, 2019	March 31, 2019
	(in millions)
Installment receivables, gross	$1,578	$1,212
Deferred interest	(84)	(71)
Installment receivables, net of deferred interest	1,494	1,141
Allowance for credit losses	(244)	(215)
Installment receivables, net	$1,250	$926

Classified in the consolidated balance sheets as:
Accounts and notes receivable, net	$951	$679
Other assets	299	247
Installment receivables, net	$1,250	$926

The balance and aging of installment receivables on a gross basis by credit category were as follows:

	December 31, 2019			March 31, 2019
	Prime	Subprime	Total	Prime	Subprime	Total
	(in millions)			(in millions)
Unbilled	$856	$612	$1,468	$667	$459	$1,126
Billed - current	53	31	84	43	22	65
Billed - past due	11	15	26	10	11	21
Installment receivables, gross	$920	$658	$1,578	$720	$492	$1,212

Activity in the deferred interest and allowance for credit losses for the installment receivables was as follows:

	Nine Months Ended	Twelve Months Ended
	December 31, 2019	March 31, 2019
	(in millions)
Deferred interest and allowance for credit losses, beginning of period	$286	$323
Adjustment to deferred interest on short- and long-term installment receivables due to adoption of revenue recognition standard on April 1, 2018	—	(50)
Bad debt expense	142	116
Write-offs, net of recoveries	(114)	(118)
Change in deferred interest on short- and long-term installment receivables	14	15
Deferred interest and allowance for credit losses, end of period	$328	$286

Note 4.	Financial Instruments
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
The carrying amount of cash equivalents, accounts and notes receivable, and accounts payable approximates fair value. Short-term investments are recorded at amortized cost and the respective carrying amounts approximate the fair value that would be determined primarily using quoted prices in active markets. As of December 31, 2019 and March 31, 2019, short-term investments consisted of $62 million and $67 million of commercial paper, respectively. The fair value of marketable equity securities as of December 31, 2019 was immaterial. The fair value of marketable equity securities, totaling

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

$1 million as of March 31, 2019, is measured on a recurring basis using quoted prices in active markets. Current and long-term debt inclusive of our other financings are carried at amortized cost.
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
The following table presents carrying amounts and estimated fair values of current and long-term debt and financing obligations:

	Carrying amount at December 31, 2019	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt and financing obligations	$37,736	$35,951	$—	$4,150	$40,101

	Carrying amount at March 31, 2019	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt and financing obligations	$40,193	$36,642	$197	$3,970	$40,809

Note 5.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment, leased devices and other long-lived assets used to provide service to our subscribers. Non-cash accruals included in property, plant and equipment (excluding leased devices) totaled $1.0 billion as of December 31, 2019 and 2018.
The following table presents the components of property, plant and equipment and the related accumulated depreciation:

	December 31, 2019	March 31, 2019
	(in millions)
Land	$105	$246
Network equipment, site costs and related software	25,373	24,967
Buildings and improvements	444	856
Leased devices, non-network internal use software, office equipment and other	12,269	12,627
Construction in progress	2,628	3,044
Less: accumulated depreciation	(19,992)	(20,539)
Property, plant and equipment, net	$20,827	$21,201

Network equipment, site costs and related software includes switching equipment, cell site towers, site development costs, radio frequency equipment, network software, digital fiber optic cable, transport facilities and transmission-related equipment. Also included within this component are finance lease ROU assets, which primarily consist of prepayments of site rental costs for ODC site leases with an immaterial remaining lease obligation. Buildings and improvements principally consist of owned general office facilities, retail stores and leasehold improvements. Leased devices, non-network internal use software, office equipment and other primarily consists of leased devices, furniture, information technology systems, and equipment and vehicles. Construction in progress, which is not depreciated until placed in service, primarily includes materials, transmission and related equipment, labor, engineering, site development costs, interest and other costs relating to the construction and development of our network.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Sprint offers a leasing program to its customers whereby qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to return the device, continue leasing the device, or purchase the device. As of December 31, 2019, substantially all of our device leases were classified as operating leases. Purchases of leased devices are reported as cash outflows for "Capital expenditures - leased devices" in the consolidated statements of cash flows. The devices are then depreciated using the straight-line method to their estimated residual value generally over the term of the lease.
The following table presents leased devices and the related accumulated depreciation:

	December 31, 2019	March 31, 2019
	(in millions)
Leased devices	$10,591	$10,972
Less: accumulated depreciation	(3,843)	(4,360)
Leased devices, net	$6,748	$6,612

During the nine-month periods ended December 31, 2019 and 2018, we had non-cash transfers of returned leased devices from property, plant and equipment to device and accessory inventory at the lower of net book value or their estimated fair value of $888 million and $645 million, respectively. Non-cash accruals included in leased devices totaled $175 million and $264 million as of December 31, 2019 and 2018, respectively.
During the three- and nine-month periods ended December 31, 2019 and 2018, we recorded $227 million, $692 million, $299 million and $642 million, respectively, of loss on disposal of property, plant and equipment, net of recoveries. Net losses that resulted from the write-off of leased devices were primarily associated with lease cancellations prior to the scheduled customer lease terms where customers did not return the devices to us. Such losses were the primary driver of the loss on disposal of property, plant and equipment, net of recoveries, and were $201 million, $666 million, $182 million and $457 million for the three- and nine-month periods ended December 31, 2019 and 2018, respectively, and are included in "Cost of equipment rentals" in our consolidated statements of comprehensive (loss) income. Additionally, during the nine-month period ended December 31, 2019, we recorded $26 million of losses primarily related to network assets that are no longer recoverable as a result of changes in our network plans, which are included in "Other, net" in our consolidated statements of comprehensive (loss) income. During the three- and nine-month periods ended December 31, 2018, we recorded $117 million and $185 million, respectively, of losses primarily related to cell site construction costs and other network costs that are no longer recoverable as a result of changes in our network plans, which are included in "Other, net" in our consolidated statements of comprehensive (loss) income.
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
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist of FCC licenses, which were acquired primarily through FCC auctions and business combinations, certain of our trademarks, and goodwill. At December 31, 2019, we held 800 MHz, 1.9 GHz and 2.5 GHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. Accordingly, we have concluded that FCC licenses are indefinite-lived intangible assets. Our Sprint and Boost Mobile trademarks have also been identified as indefinite-lived intangible assets. Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following provides the activity of indefinite-lived intangible assets within the consolidated balance sheets:

	March 31, 2019	Net Additions	December 31, 2019
	(in millions)
FCC licenses	$37,430	$27	$37,457
Trademarks	4,035	—	4,035
Goodwill(1)	4,598	—	4,598
	$46,063	$27	$46,090

_________________

(1)	Through March 31, 2019 accumulated impairment losses for goodwill were $2.0 billion. There were no additional accumulated impairment losses for the nine-month period ended December 31, 2019.
Assessment of Impairment
Our annual impairment testing date for goodwill and indefinite-lived intangible assets is January 1 of each year; however, we test for impairment between our annual tests if an event occurs or circumstances change that indicate that the asset may be impaired, or in the case of goodwill, that the fair value of the reporting unit is below its carrying amount. Our most recent test for impairment of goodwill was completed at January 1, 2019 and we concluded that the carrying value of the Wireless reporting unit exceeded its estimated fair value by $2.0 billion. As a result, a goodwill impairment charge was recorded in our consolidated statements of operations for the year ended March 31, 2019. During the nine-month period ended December 31, 2019, we did not record any further impairment to goodwill, nor did we record any impairment to other indefinite-lived intangible assets.
The determination of fair value requires considerable judgment and is highly sensitive to changes in underlying assumptions. Consequently, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill, spectrum licenses, and Sprint and Boost Mobile trade names impairment tests will prove to be an accurate prediction of the future. It is possible that business conditions could further deteriorate. Sustained declines in the Company’s operating results, number of wireless subscribers, future forecasted cash flows, growth rates and other assumptions, as well as significant, persistent declines in the Company’s stock price and related market capitalization could impact the underlying key assumptions and our estimated fair values, potentially leading to an additional future material impairment of goodwill or other indefinite-lived intangible assets. In the event the merger contemplated by the Business Combination Agreement discussed previously is not consummated, there may be additional impairments that could be material to our financial statements depending on, among other things, the manner in which we conduct business in the future.
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
During the three-month period ended December 31, 2019, Sprint revised the remaining amortization period for the intangible assets associated with the Company’s right to use the Virgin trademark as a result of the Company’s decisions to discontinue its Virgin Mobile services and to notify Virgin Enterprises Limited that the agreement providing for such use would not be renewed. As a result of the prospective revision in estimated life, the Company recognized $381 million in additional amortization expense during the three- and nine-month periods ended December 31, 2019 compared to amounts that would have been recorded had the asset life not been revised. The effect of this change on basic and diluted earnings per share, net of tax for the three- and nine-month periods ended December 31, 2019 was $0.07 per share.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

		December 31, 2019			March 31, 2019
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)
Customer relationships	5 to 8 years	$6,563	$(6,321)	$242	$6,563	$(6,029)	$534
Other intangible assets:
Favorable spectrum leases	23 years	802	(215)	587	763	(150)	613
Favorable tower leases(1)	—	—	—	—	335	(215)	120
Trademarks	< 1 year	520	(482)	38	520	(89)	431
Other(2)	10 years	117	(66)	51	137	(66)	71
Total other intangible assets		1,439	(763)	676	1,755	(520)	1,235
Total definite-lived intangible assets		$8,002	$(7,084)	$918	$8,318	$(6,549)	$1,769

_________________

(1)
During the three-month period ended June 30, 2019, the Company adopted the new leasing standard and as a result, favorable tower leases were reclassed to ROU assets on the consolidated balance sheets. See Note 2. New Accounting Pronouncements and Note 7. Leases for further information.

(2)	During the three-month period ended December 31, 2019, we recognized $19 million of asset impairment charges primarily related to an inbound roaming arrangement with a third party in Puerto Rico.

Note 7.	Leases
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
For those identified leases, the Company records them on the balance sheet as ROU assets and corresponding lease liabilities. ROU assets represent our right to use an underlying asset for the lease term, and the lease liability represents our obligation to make lease payments arising from the lease. Finance leases have historically been recorded in "Property, plant and equipment, net" in the consolidated balance sheets. Under the new standard, finance lease assets for ODC sites are included in the ROU asset account within "Property, plant and equipment, net" in the consolidated balance sheets. The lease liabilities for these ODC sites are immaterial. The ROU asset and lease liability for operating leases are initially measured and recorded at the present value of the expected future lease payments at contract commencement or modification. For finance leases, the lease liability is initially measured in the same manner and date as for operating leases and is subsequently measured at amortized cost using the effective interest method. As of December 31, 2019 and April 1, 2019, ROU assets for the ODC sites recorded under finance leases were $612 million and $613 million, respectively, and accumulated depreciation associated with these ODC sites were $113 million and $58 million, respectively.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company's lease portfolio is broad. Some leases include real estate taxes, common area maintenance, and management fees in the annual rental payments, while in other leases these amounts are charged separately. For all asset classes where the Company is the lessee, other than the ODC sites portfolio, we have elected to not separate lease and non-lease components within a contract as defined under the new standard. Therefore, separate lease and non-lease components are accounted for as a single lease component. The ODC site leases represent a separate underlying asset group for which all the identified leases were classified as finance leases. For this asset class, Sprint did not elect to combine the components of the contracts and, instead, accounts for lease and non-lease components separately.
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
In 2005, Sprint entered into a lease leaseback arrangement with a third party that was subsequently acquired by Crown Castle International (CCI) whereby the third party would lease from us approximately 5,700 cell sites, which included the towers and related assets under a Master Lease (Master Lease Sites) and otherwise manage another 970 sites until which time those sites may be leased to CCI (Managed Sites). The term of the arrangement was 32 years and provides no renewal options. Sprint leases back space on certain of these towers. For those Master Lease Sites, CCI has assumed all rights and obligations that arise under the ground leases. As Sprint is only contingently liable for future ground lease payments for these sites, obligations for these ground leases are not included in Sprint’s operating lease liabilities. For those Managed Sites, while CCI is required to make all cash payments to the landlord during the term of the arrangement, Sprint was not relieved of the primary obligation under the ground leases. Obligations during the term of the arrangement for these ground leases are included in operating lease liabilities of approximately $207 million as of both December 31, 2019 and April 1, 2019. Additionally, because Sprint has no future cash payments under these leases, they have been excluded from the tabular disclosures on weighted average remaining lease term and discount rate.
The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	December 31, 2019	December 31, 2019
	(in millions)
Operating lease expense	$545	$1,622
Finance lease expense:
Amortization of right-to-use assets	18	55
Interest on lease liabilities	1	2
Total finance lease expense	19	57
Variable lease expense	23	65
Total lease expense	$587	$1,744

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The supplemental components of cash flows were as follows:

	Three Months Ended	Nine Months Ended
	December 31, 2019	December 31, 2019
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2	$5
Operating cash flows from operating leases	579	1,756
Financing cash flows from finance leases	1	2
Total cash paid for amounts included in the measurement of lease liabilities	$582	$1,763
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for lease obligations	$262	$643
Information relating to the lease term and discount rate excluding the Managed Sites is as follows:

Nine Months Ended
December 31, 2019
Weighted average remaining lease term (years)
Operating leases	4.9
Weighted average remaining discount rate
Operating leases	6.0%

Maturities of operating lease liabilities as of December 31, 2019 were as follows:

(in millions)
Remainder of fiscal year ending March 31, 2020	$540
Fiscal year ending March 31, 2021	2,234
Fiscal year ending March 31, 2022	1,721
Fiscal year ending March 31, 2023	1,212
Fiscal year ending March 31, 2024	848
Thereafter	2,065
Total lease payments	8,620
Less imputed interest	(1,340)
Total	$7,280

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
The term of our handset leases are generally 18 months, and the customer is able to extend the lease on a month-to-month basis after the initial lease term. There is no early termination option; if the customer exits the service agreement early the remaining lease payments become immediately payable at that point. At the termination or expiration of a customer lease, the customer may purchase the leased device or return the device to the Company. As of December 31, 2019 and April 1, 2019, our estimated residual value of handsets under current operating leases was approximately $3.7 billion and $3.2 billion, respectively.

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
Adjustments to residual values of leased devices are recognized as a revision in depreciation estimates. We estimate that a 10% increase or decrease in the estimated residual values of devices under operating leases at December 31, 2019 would not have a material effect on depreciation expense over the next twelve months. For the quarter-ended December 31, 2019, the effects of changes in the estimated residual value of devices currently under operating leases have been immaterial.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Long-Term Debt, Financing and Finance Lease Obligations

	Interest Rates			Maturities			December 31, 2019	March 31, 2019
							(in millions)
Notes
Senior notes
Sprint Corporation	7.13	-	7.88%	2021	-	2026	$12,000	$12,000
Sprint Communications, Inc.	6.00	-	11.50%	2020	-	2022	4,780	4,780
Sprint Capital Corporation	6.88	-	8.75%	2028	-	2032	4,475	6,204
Senior secured notes
Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC	3.36	-	5.15%	2021	-	2028	5,469	6,125
Guaranteed notes
Sprint Communications, Inc.	7.00%			2020			1,000	1,000
Credit facilities
Secured revolving bank credit facility	4.06%			2021			—	—
Secured term loans	4.31	-	4.81%	2024			5,870	5,915
PRWireless term loan	7.35%			2020			—	198
Export Development Canada (EDC)	4.31%			2019			—	300
Secured equipment credit facilities	3.14	-	3.86%	2021	-	2022	505	661
Accounts receivable facility	2.89	-	3.09%	2021			3,310	2,607
Financing obligations, finance lease and other obligations	2.62	-	12.00%	2020	-	2026	349	538
Net premiums and debt financing costs							(371)	(405)
							37,387	39,923
Less current portion							(3,880)	(4,557)
Long-term debt, financing and finance lease obligations							$33,507	$35,366
 As of December 31, 2019, Sprint Corporation, had $12.0 billion in aggregate principal amount of senior notes outstanding. In addition, as of December 31, 2019, the outstanding principal amount of the senior notes issued by Sprint Communications and Sprint Capital Corporation, the guaranteed notes issued by Sprint Communications, Sprint Communications' secured term loans and secured revolving bank credit facility, the secured equipment credit facilities, the Receivables Facility, and certain other obligations collectively totaled $20.1 billion in principal amount of our long-term debt. Sprint Corporation fully and unconditionally guaranteed such indebtedness, which was issued by 100% owned subsidiaries. Although certain financing agreements restrict the ability of Sprint Communications and its subsidiaries to distribute cash to Sprint Corporation, the ability of the subsidiaries to distribute cash to their respective parents, including to Sprint Communications, generally is not restricted.
Cash interest payments, net of amounts capitalized of $52 million and $54 million, totaled $1.7 billion and $1.9 billion during the nine-month periods ended December 31, 2019 and 2018, respectively.
Notes
As of December 31, 2019, our outstanding notes consisted of senior notes and guaranteed notes, all of which are unsecured, as well as senior secured notes associated with our spectrum financing transactions. Cash interest on all of the notes is payable semi-annually in arrears with the exception of the spectrum financing senior secured notes, which is payable quarterly. As of December 31, 2019, $27.7 billion aggregate principal amount of the notes was redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.
As of December 31, 2019, $23.2 billion aggregate principal amount of our senior notes, senior secured notes, and guaranteed notes provided holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in the applicable indentures and supplemental indentures) occurs. In May 2018, we successfully completed consent solicitations with respect to certain series of Sprint Corporation, Sprint Communications, and Sprint Capital Corporation senior notes. As a result of the Sprint Corporation and Sprint Communications consent solicitations, the

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

proposed merger transaction with T-Mobile, if consummated, will not constitute a change of control as defined in the applicable indentures governing the notes.
In May 2019, Sprint Capital Corporation retired $1.7 billion aggregate principal amount upon maturity of its outstanding 6.900% Senior Notes.
Spectrum Financings
In October 2016, certain subsidiaries of Sprint Communications, which were not "Restricted Subsidiaries" under Sprint Capital Corporation's indentures, transferred certain directly held and third-party leased spectrum licenses (collectively, Spectrum Portfolio) to wholly-owned bankruptcy-remote special purpose entities (collectively, Spectrum Financing SPEs). The Spectrum Portfolio, which represented approximately 14% of Sprint's total spectrum holdings on a MHz-pops basis, was used as collateral to raise an initial $3.5 billion in senior secured notes (2016 Spectrum-Backed Notes) bearing interest at 3.36% per annum under a $7.0 billion securitization program. The 2016 Spectrum-Backed Notes are repayable over a five-year term, with interest-only payments over the first four quarters and amortizing quarterly principal payments thereafter commencing December 2017 through September 2021. During the nine-month period ended December 31, 2019, we made scheduled principal repayments of $656 million, resulting in a total principal amount outstanding related to the 2016 Spectrum-Backed Notes of $1.5 billion as of December 31, 2019, of which $875 million was classified as "Current portion of long-term debt, financing and finance lease obligations" in the consolidated balance sheets.
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

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Credit Facilities
Secured Term Loan and Revolving Bank Credit Facility
On February 3, 2017, we entered into a $6.0 billion credit agreement, consisting of a $4.0 billion, seven-year secured term loan (Initial Term Loan) that matures in February 2024 and a $2.0 billion secured revolving bank credit facility that expires in February 2021. As of December 31, 2019, $116 million in letters of credit were outstanding under the secured revolving bank credit facility, including the letter of credit required by the Report and Order. See Note 12. Commitments and Contingencies for additional information. As a result of the outstanding letters of credit, which directly reduce the availability of borrowings, the Company had approximately $1.9 billion of borrowing capacity available under the secured revolving bank credit facility as of December 31, 2019. The bank credit facility requires a ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the bank credit facility (adjusted EBITDA), not to exceed 3.75 to 1.0 through the fiscal quarter ending December 31, 2019. The Leverage Ratio must not exceed 3.5 to 1.0 for the fiscal quarter ended March 31, 2020 and each fiscal quarter ending thereafter through expiration of the facility. The Initial Term Loan has an interest rate equal to LIBOR plus 250 basis points and the secured revolving bank credit facility has an interest rate equal to LIBOR plus a spread that varies depending on the Leverage Ratio. During the nine-month period ended December 31, 2019, we made principal repayments on the Initial Term Loan totaling $30 million resulting in a total principal amount outstanding for the Initial Term Loan of $3.9 billion as of December 31, 2019.
In consideration of the Initial Term Loan, we entered into a five-year fixed-for-floating interest rate swap on a $2.0 billion notional amount that has been designated as a cash flow hedge. The effective portion of changes in fair value are recorded in "Other comprehensive (loss) income" in the consolidated statements of comprehensive (loss) income and the ineffective portion, if any, is recorded as "Interest expense" in current period earnings in the consolidated statements of comprehensive (loss) income. The fair value of the interest rate swap was a liability of $17 million and an asset of $13 million as of December 31, 2019 and March 31, 2019, respectively, which was recorded in "Other liabilities" and "Other assets," respectively, in the consolidated balance sheets.
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
PRWireless Term Loan
During the three-month period ended December 31, 2017, Sprint and PRWireless PR, Inc. completed a transaction to combine their operations in Puerto Rico and the U.S. Virgin Islands into a new joint venture. Prior to the formation of the new entity, PRWireless PR, Inc. had incurred debt under a secured term loan, which became debt of the new entity upon the transaction close. On November 1, 2019, the Company prepaid the total principal amount outstanding of $199 million under the PRWireless term loan previously due in June 2020.
EDC Agreement
Through September 15, 2019, the Company had amounts outstanding under the EDC agreement, which provided for security and covenant terms similar to our secured term loan and revolving bank credit facility. On September 16, 2019, the Company prepaid the total principal amount outstanding under the EDC facility of $300 million previously due in December 2019.
Secured Equipment Credit Facilities
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provided for the ability to finance network equipment-related purchases from Nokia Solutions and Networks US LLC, USA. During the nine-month period ended December 31, 2019, we made principal repayments totaling $54 million on the facility resulting in a total principal amount of $38 million outstanding as of December 31, 2019.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

K-sure
The K-sure secured equipment credit facility provides for the ability to finance network equipment-related purchases from Samsung Telecommunications America, LLC. During the nine-month period ended December 31, 2019, we drew $96 million and made principal repayments totaling $159 million on the facility, resulting in a total principal amount of $387 million outstanding as of December 31, 2019.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provided for the ability to finance network equipment-related purchases from Alcatel-Lucent USA Inc. During the nine-month period ended December 31, 2019, we made principal repayments totaling $39 million on the facility resulting in a total principal amount of $80 million outstanding as of December 31, 2019.
Borrowings under the Finnvera, K-sure and D/D secured equipment credit facilities are each secured by liens on the respective network equipment purchased. In addition, repayments of outstanding amounts borrowed under the secured equipment credit facilities cannot be redrawn. Each of these facilities is fully and unconditionally guaranteed by both Sprint Communications and Sprint Corporation. As of December 31, 2019, the K-sure facility, the Finnvera and D/D facilities had no available borrowing capacity. The secured equipment credit facilities have certain key covenants similar to those in our secured term loan and revolving bank credit facility.
Accounts Receivable Facility
Transaction Overview
Our Receivables Facility provides us the opportunity to sell certain wireless service receivables, installment receivables, and future amounts due from customers who lease certain devices from us to unaffiliated third parties (the Purchasers). The maximum funding limit under the Receivables Facility is $4.5 billion. While we have the right to decide how much cash to receive from each sale, the maximum amount of cash available to us varies based on a number of factors and, as of December 31, 2019, represents approximately 51% of the total amount of the eligible receivables sold to the Purchasers. As of December 31, 2019, the total amount outstanding under our Receivables Facility was $3.3 billion and the total amount available to be drawn was $95 million. In February 2017, the Receivables Facility was amended and Sprint regained effective control over the receivables transferred to the Purchasers by obtaining the right, under certain circumstances, to repurchase them. Subsequent to the February 2017 amendment, all proceeds received from the Purchasers in exchange for the transfer of our wireless service and installment receivables are recorded as borrowings. Repayments and borrowings under the Receivables Facility are reported as financing activities in the consolidated statements of cash flows. All cash collected on repurchased receivables subsequent to the February 2017 amendment was recognized in investing activities in the consolidated statements of cash flows. In June 2018, the Receivables Facility was amended to, among other things, extend the maturity date to June 2020, increase the maximum funding limit by $200 million, reduce financing costs, add month-to-month lease receivables as eligible receivables for leases that extend past their original lease term, and change the Purchasers' commitment allocations. The Purchasers' commitments are allocated 22% to wireless service receivables and 78% to a combined pool of installment receivables, future lease receivables and month-to-month lease receivables. In June 2019, the Receivables Facility was further amended to extend the maturity date to February 2021. During the nine-month period ended December 31, 2019, we drew $4.6 billion and repaid $3.8 billion to the Purchasers.
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
Transaction Structure
Sprint contributes certain wireless service, installment and future lease receivables, as well as the associated leased devices, to Sprint's wholly-owned consolidated bankruptcy-remote special purpose entities (SPEs). At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, installment and future lease receivables to the Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life. As of December 31, 2019, wireless service, installment and lease receivables contributed to the SPEs and included in "Accounts and notes receivable, net" in the consolidated balance sheets were $2.7 billion and the long-term portion of installment receivables included in "Other assets" in the consolidated balance sheets was $280 million. As of December 31, 2019, the net book value of devices contributed to the SPEs was $6.7 billion.
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
Finance Lease and Other Obligations
In May 2016, Sprint closed on a transaction with Shentel to acquire one of our wholesale partners, NTELOS Holdings Corporation (nTelos). The total consideration for this transaction included $181 million, on a net present value basis, of notes payable to Shentel. Sprint will satisfy its obligations under the notes payable over an expected term of five to six years, of which the remaining obligation is $121 million as of December 31, 2019. The remainder of our finance lease and other obligations of $22 million and $206 million as of December 31, 2019, respectively are primarily for the use of wireless network equipment.

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
As of December 31, 2019, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in the maturities being accelerated.
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
The following table presents disaggregated reported revenue by category:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(in millions)
Service revenue
Postpaid	$4,229	$4,236	$12,646	$12,679
Prepaid	740	924	2,375	2,860
Wholesale, affiliate and other	225	294	546	881
Wireline	222	245	685	781
Total service revenue	5,416	5,699	16,252	17,201
Equipment sales	1,372	1,589	3,784	4,180
Equipment rentals	1,292	1,313	3,981	3,778
Total revenue	$8,080	$8,601	$24,017	$25,159

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
The following table presents the opening and closing balances of our contract assets, contract liabilities, and receivables balances, as well as capitalized costs associated with contracts with customers:

	December 31,	March 31,
	2019	2019
	(in millions)
Contract assets and liabilities
Contract assets(1)	$1,081	$928
Billed trade receivables	2,654	2,690
Unbilled trade receivables	1,230	945
Contract liabilities	1,051	1,009

Other related assets
Capitalized costs to acquire a customer contract:
Sales commissions - beginning balance	$1,559
Sales commissions - additions	958
Amortization of capitalized sales commissions	(709)
Net costs to acquire a customer contract	$1,808
 _________________

(1)	The fluctuation correlates directly to the execution of new customer contracts and invoicing and collections from customers in the normal course of business.
The following table presents revenue recognized during the nine-month periods ended December 31, 2019 and 2018:

	Nine Months Ended
	December 31,
	2019	2018
	(in millions)
Amounts included in the beginning of period contract liability balance	$927	$986

Remaining Performance Obligations
The aggregate amount of total transaction price allocated to performance obligations in contracts existing as of the balance sheet date, which are wholly or partially unsatisfied as of the end of the reporting period, and the expected time frame for satisfaction of those wholly or partially unsatisfied performance obligations, are as follows:

(in millions)
Remainder of fiscal year ending March 31, 2020	$2,608
Fiscal year ending March 31, 2021	6,241
Thereafter	397
Total	$9,246

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The amounts disclosed above relate to the allocation of revenue amongst performance obligations in contracts existing as of the balance sheet date, and not to any differences between the timing of revenue recognition and recognition of receivables or cash collection. As a result, those amounts are not necessarily reflected as a contract liability as of the balance sheet date. Included in the above amounts are $893 million for the year ending March 31, 2020, $2.0 billion for the year ending March 31, 2021 and $74 million thereafter related to the allocation of the total transaction price to future operating lease revenues. Additionally, amounts disclosed above include estimates of variable consideration, where applicable.
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
The following provides the activity in the severance and exit costs liability included in "Accounts payable," "Accrued expenses and other current liabilities" and "Other liabilities" within the consolidated balance sheets. The net expenses are included in "Other, net" within the consolidated statements of comprehensive (loss) income:

	March 31, 2019	Net Expense		Cash Payments and Other	December 31, 2019
	(in millions)
Severance costs	$6	$6	(1)	$(6)	$6
Exit costs	61	60	(2)	(89)	32
	$67	$66		$(95)	$38
 _________________

(1)	For the nine-month period ended December 31, 2019, we recognized costs of $6 million ($5 million Wireless, $1 million Corporate).

(2)
For the nine-month period ended December 31, 2019, we recognized costs of $60 million ($63 million costs Wireless, $2 million benefit Wireline, $1 million benefit Corporate) as "Other, net" within the consolidated statements of comprehensive (loss) income.

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

Note 11.	Income Taxes
The differences that caused our effective income tax rates to differ from the 21% U.S. federal statutory rate for income taxes were as follows:

	Nine Months Ended December 31,
	2019	2018
	(in millions)
Income tax benefit (expense) at the federal statutory rate	$212	$(61)
Effect of:
State income taxes, net of federal income tax effect	39	(40)
State law changes, net of federal income tax effect	6	62
Increase deferred tax liability for organizational restructuring	(4)	(12)
Credit for increasing research activities	9	13
Change in federal and state valuation allowance	236	12
Increase in liability for unrecognized tax benefits	(4)	(6)
Non-deductible penalties	—	(29)
Other, net	—	5
Income tax benefit (expense)	$494	$(56)
Effective income tax rate	49.0%	19.2%

Income tax benefit of $494 million for the nine-month period ended December 31, 2019 represented a consolidated effective tax rate of 49%. During the period, we recognized a $236 million tax benefit for federal and state valuation allowance. Federal net operating losses generated after the enactment of the Tax Cuts and Jobs may be carried forward indefinitely until utilized. We recognized a deferred tax asset on the estimated net operating loss generated in the current period because we have sufficient sources of future taxable income from taxable temporary differences on indefinite-lived assets, such as FCC licenses, against which the loss carryforwards may be realized. In the current period, we transitioned into a net deferred tax liability position on our definite-lived temporary differences driven primarily by the full expensing of qualifying property for tax purposes. The net taxable temporary differences that gave rise to the net deferred tax liability are scheduled to reverse in the carryforward periods of our definite-lived net operating losses and serve as a source of future taxable income, against which our definite-lived loss carryforwards may be realized. We recorded a tax benefit of $304 million during the nine-month period ended December 31, 2019 to reduce our valuation allowance to the extent of the net taxable temporary differences generated and scheduled to reverse in the loss carryforward periods.
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
As of December 31, 2019 and March 31, 2019, we maintained unrecognized tax benefits of $249 million and $242 million, respectively. Cash paid for income taxes, net was $47 million and $62 million for the nine-month periods ended December 31, 2019 and 2018, respectively.

Note 12.	Commitments and Contingencies
Litigation, Claims and Assessments
In September 2019, Sprint notified the FCC that the Company had claimed monthly subsidies for serving subscribers even though these subscribers may not have met usage requirements under Sprint's usage policy for the Lifeline program. The Company provides service to eligible Lifeline subscribers under the Assurance Wireless brand for whom it

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

seeks reimbursement from the Universal Service Fund. In 2016, the FCC enacted changes to the Lifeline program, which required Sprint to update how it determined qualifying subscriber usage. An inadvertent coding issue in the system used to identify qualifying subscriber usage occurred in July 2017 while the system was being updated to address the required changes. Sprint claimed monthly subsidies for serving Lifeline subscribers that may not have met Sprint's usage requirements under the Lifeline program. We investigated and proactively raised the identified issue with the FCC and the appropriate state regulators. We corrected the functionality and assessed the impact of identified changes. Resolution of this matter could require us to pay fines and penalties, which could be material to our consolidated financial statements. We are committed to reimbursing federal and state governments for any subsidy payments that were collected incorrectly as a result of the system issue.
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
The minimum cash obligation was $2.8 billion under the Report and Order. We are, however, obligated to continue to pay the full amount of the costs relating to the reconfiguration plan, although those costs have exceeded $2.8

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The letter of credit was initially $2.5 billion but has been reduced during the course of the proceeding to $74 million as of December 31, 2019. Since the inception of the program, we have incurred payments of approximately $3.6 billion directly attributable to our performance under the Report and Order, including $13 million during the nine-month period ended December 31, 2019. When incurred, substantially all costs are accounted for as additions to FCC licenses with the remainder as property, plant and equipment. Based on our expenses to date and on third party administrator's audits, we have exceeded the $2.8 billion minimum cash obligation required by the FCC. On October 12, 2017, the FCC released a Declaratory Ruling that we have met the minimum cash obligation under the Report and Order and concluded that Sprint will not be required to make any payments to the U.S. Treasury.
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

Note 13.	Per Share Data
The computation of basic and diluted net (loss) income per common share attributable to Sprint was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Net (loss) income	$(121)	$(145)	$(514)	$235
Less: Net loss (income) attributable to noncontrolling interests	1	4	9	(4)
Net (loss) income attributable to Sprint	$(120)	$(141)	$(505)	$231

Basic weighted average common shares outstanding	4,109	4,078	4,098	4,050
Effect of dilutive securities:
Options and restricted stock units	—	—	—	56
Warrants(1)	—	—	—	4
Diluted weighted average common shares outstanding	4,109	4,078	4,098	4,110

Basic net (loss) income per common share attributable to Sprint	$(0.03)	$(0.03)	$(0.12)	$0.06
Diluted net (loss) income per common share attributable to Sprint	$(0.03)	$(0.03)	$(0.12)	$0.06

Potentially dilutive securities:
Outstanding stock options(2)	72	96	72	6
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
Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended December 31, 2019
Net operating revenues	$7,859	$222	$(1)	$8,080
Inter-segment revenues(1)	—	74	(74)	—
Total segment operating expenses(2)	(5,324)	(284)	76	(5,532)
Segment earnings	$2,535	$12	$1	2,548
Less:
Depreciation - network and other				(1,071)
Depreciation - equipment rentals				(1,011)
Amortization				(474)
Merger costs(2)				(78)
Other, net(3)				152
Operating income				66
Interest expense				(589)
Other expense, net				(6)
Loss before income taxes				$(529)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended December 31, 2018
Net operating revenues	$8,351	$245	$5	$8,601
Inter-segment revenues(1)	—	71	(71)	—
Total segment operating expenses(2)	(5,240)	(332)	72	(5,500)
Segment earnings (loss)	$3,111	$(16)	$6	3,101
Less:
Depreciation - network and other				(1,088)
Depreciation - equipment rentals				(1,137)
Amortization				(145)
Merger costs(2)				(67)
Other, net(3)				(185)
Operating income				479
Interest expense				(664)
Other income, net				32
Loss before income taxes				$(153)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Nine Months Ended December 31, 2019
Net operating revenues	$23,327	$685	$5	$24,017
Inter-segment revenues(1)	—	218	(218)	—
Total segment operating expenses(2)	(15,193)	(896)	216	(15,873)
Segment earnings	$8,134	$7	$3	8,144
Less:
Depreciation - network and other				(3,256)
Depreciation - equipment rentals				(3,096)
Amortization				(698)
Merger costs(2)				(230)
Other, net(3)				(106)
Operating income				758
Interest expense				(1,802)
Other income, net				36
Loss before income taxes				$(1,008)

Statement of Operations Information	Wireless including hurricane	Wireless hurricane	Wireless excluding hurricane	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Nine Months Ended December 31, 2018
Net operating revenues(4)	$24,365	$(3)	$24,362	$781	$13	$25,156
Inter-segment revenues(1)	—	—	—	201	(201)	—
Total segment operating expenses(2)(4)	(14,650)	(7)	(14,657)	(1,060)	198	(15,519)
Segment earnings (loss)	$9,715	$(10)	$9,705	$(78)	$10	9,637
Less:
Depreciation - network and other						(3,132)
Depreciation - equipment rentals						(3,454)
Amortization						(475)
Hurricane-related reimbursements(4)						32
Merger costs(2)						(216)
Other, net(3)						(320)
Operating income						2,072
Interest expense						(1,934)
Other income, net						153
Income before income taxes						$291

Other Information			Wireless	Wireline	Corporate and Other	Consolidated
			(in millions)
Capital expenditures for the nine months ended December 31, 2019			$8,360	$92	$357	$8,809
Capital expenditures for the nine months ended December 31, 2018			$9,101	$170	$282	$9,553
_________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to, or use by, wireless subscribers.

(2)
The three- and nine-month periods ended December 31, 2019 and 2018 includes $78 million, $230 million, $67 million, and $216 million, respectively, of merger-related costs, which were recorded in "Selling, general and administrative" in the consolidated statements of comprehensive (loss) income.

(3)
Other, net for both the three- and nine-month periods ended December 31, 2019 consists of $20 million and $66 million, respectively, of severance and exit costs due to access termination charges and reductions in work force, favorable developments in litigation and other contingencies of $270 million primarily associated with legal recoveries for patent infringement lawsuits, loss on disposal of property, plant and equipment of $26 million primarily related to network costs that are no longer recoverable as a result of changes in our network plans, a $4 million non-cash gain as a result of spectrum license exchanges with other carriers and a partial pension settlement of $57 million. During the three-month period ended December 31, 2019, we recognized $19 million of asset impairment charges primarily related to an inbound roaming arrangement with a third party in Puerto Rico. During the nine-month period ended December 31, 2019, we recognized $231 million of asset impairment charges primarily related to the sale and leaseback

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

of our Overland Park, Kansas campus. Other, net for the three- and nine-month periods ended December 31, 2018 consists of $30 million and $63 million, respectively, of severance and exit costs primarily due to lease exit costs, reductions in work force and access termination charges, litigation expense of $50 million related to tax matters settled with the State of New York, loss on disposal of property, plant and equipment of $117 million and $185 million, respectively, primarily related to cell site construction costs and other network costs that are no longer recoverable as a result of changes in our network plans, offset by a $12 million gain from the sale of certain assets. The nine-month period ended December 31, 2018 includes $34 million associated with the purchase of certain leased spectrum assets, which upon termination of the related spectrum leases resulted in the accelerated recognition of the unamortized favorable lease balances.

(4)
The nine-month period ended December 31, 2018 includes $32 million of hurricane-related reimbursements, which are classified in our consolidated statements of comprehensive (loss) income as follows: $3 million as service revenue in net operating revenues, $6 million as cost of services, $1 million as selling, general and administrative expenses and $22 million as other, net, all within the Wireless segment.

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended December 31, 2019
Service revenue	$4,969	$279	$(74)	$5,174
Wireless equipment sales	1,372	—	—	1,372
Wireless equipment rentals	1,292	—	—	1,292
Other	226	17	(1)	242
Total net operating revenues	$7,859	$296	$(75)	$8,080

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended December 31, 2018
Service revenue(2)	$5,160	$297	$(71)	$5,386
Wireless equipment sales	1,589	—	—	1,589
Wireless equipment rentals	1,313	—	—	1,313
Other	289	19	5	313
Total net operating revenues	$8,351	$316	$(66)	$8,601

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Nine Months Ended December 31, 2019
Service revenue	$15,021	$850	$(218)	$15,653
Wireless equipment sales	3,784	—	—	3,784
Wireless equipment rentals	3,981	—	—	3,981
Other	541	53	5	599
Total net operating revenues	$23,327	$903	$(213)	$24,017

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Nine Months Ended December 31, 2018
Service revenue(2)	$15,536	$914	$(201)	$16,249
Wireless equipment sales	4,180	—	—	4,180
Wireless equipment rentals	3,778	—	—	3,778
Other	868	68	13	949
Total net operating revenues	$24,362	$982	$(188)	$25,156

_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

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
The supply chain and inventory management arrangement included, among other things, that Brightstar may purchase inventory from the original equipment manufacturers to sell directly to our indirect dealers. As compensation for these services, we remit per unit fees to Brightstar for each device sold to dealers or retailers in our indirect channels. During the three- and nine-month periods ended December 31, 2019 and 2018, we incurred fees under these arrangements totaling $14 million, $41 million, $18 million and $51 million, respectively, which are recognized in "Cost of equipment sales" and "Selling, general and administrative" expenses in the consolidated statements of comprehensive (loss) income. Additionally, we have an arrangement with Brightstar whereby they perform certain of our reverse logistics including device buyback, trade-in technology and related services.
During the three-month period ended September 30, 2017, we entered into an arrangement with Brightstar whereby accessories previously procured by us and sold to customers in our direct channels are now procured and consigned to us from Brightstar. Amounts billed from the sale of accessory inventory are remitted to Brightstar. In exchange for our efforts to sell accessory inventory owned by Brightstar, we received a fixed fee from Brightstar for each device activated in our direct channels. In August 2018, the arrangement was amended and we received a share of the profits associated with the sale of accessory inventory owned by Brightstar. For the three- and nine-month periods ended December 31, 2019 and 2018, Sprint earned fees under these arrangements of $50 million, $134 million, $52 million and $149 million, respectively, which are recognized as other revenue within "Service revenue" in the consolidated statements of comprehensive (loss) income.
Amounts included in our consolidated financial statements associated with these supply chain and inventory management arrangements with Brightstar were as follows:

Consolidated balance sheets:	December 31, 2019	March 31, 2019
	(in millions)
Accounts receivable	$183	$187
Accounts payable and accrued expenses and other current liabilities	$74	$109

	Three Months Ended		Nine Months Ended
Consolidated statements of comprehensive (loss) income:	December 31,		December 31,
	2019	2018	2019	2018
	(in millions)
Equipment sales	$394	$619	$1,090	$1,448
Cost of equipment sales	$421	$644	$1,164	$1,510

SoftBank
Included in “Other liabilities” in the consolidated balance sheets is $154 million payable to a SoftBank affiliate for reimbursement of legal and consulting fees in connection with the proposed merger with T-Mobile paid to third parties on behalf of Sprint.

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
During the nine-month periods ended December 31, 2019 and 2018, there were non-cash equity distributions from the non-guarantor subsidiaries to Subsidiary Guarantor of approximately $31 million and $1.1 billion, respectively, as a result of organizational restructuring for tax purposes. As of December 31, 2019, there were $23.6 billion of intercompany notes issued by the Subsidiary Guarantor to the non-guarantor subsidiaries. The notes are subordinated to all unaffiliated third-party obligations of Sprint Corporation and its subsidiaries.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2019
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,932	$247	$—	$3,179
Short-term investments	—	62	—	—	62
Accounts and notes receivable, net	233	473	3,873	(706)	3,873
Current portion of notes receivable from consolidated affiliates	—	424	—	(424)	—
Device and accessory inventory	—	—	1,117	—	1,117
Prepaid expenses and other current assets	—	15	1,209	—	1,224
Total current assets	233	3,906	6,446	(1,130)	9,455
Investments in subsidiaries	25,471	17,021	—	(42,492)	—
Property, plant and equipment, net	—	—	20,827	—	20,827
Costs to acquire a customer contract	—	—	1,808	—	1,808
Operating lease right-of-use assets	—	—	6,713	—	6,713
Due from consolidated affiliates	290	6,109	—	(6,399)	—
Notes receivable from consolidated affiliates	11,902	23,143	—	(35,045)	—
Intangible assets
Goodwill	—	—	4,598	—	4,598
FCC licenses and other	—	—	41,492	—	41,492
Definite-lived intangible assets, net	—	—	918	—	918
Other assets	—	40	1,051	—	1,091
Total assets	$37,896	$50,219	$83,853	$(85,066)	$86,902

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$3,396	$—	$3,396
Accrued expenses and other current liabilities	239	346	3,456	(706)	3,335
Current operating lease liabilities	—	—	1,860	—	1,860
Current portion of long-term debt, financing and finance lease obligations	—	2,569	1,311	—	3,880
Current portion of notes payable to consolidated affiliates	—	—	424	(424)	—
Total current liabilities	239	2,915	10,447	(1,130)	12,471
Long-term debt, financing and finance lease obligations	11,902	9,085	12,520	—	33,507
Long-term operating lease liabilities	—	—	5,423	—	5,423
Notes payable to consolidated affiliates	—	11,902	23,143	(35,045)	—
Deferred tax liabilities	—	—	7,038	—	7,038
Other liabilities	—	846	1,862	—	2,708
Due to consolidated affiliates	—	—	6,399	(6,399)	—
Total liabilities	12,141	24,748	66,832	(42,574)	61,147
Commitments and contingencies
Total stockholders' equity	25,755	25,471	17,021	(42,492)	25,755
Noncontrolling interests	—	—	—	—	—
Total equity	25,755	25,471	17,021	(42,492)	25,755
Total liabilities and equity	$37,896	$50,219	$83,853	$(85,066)	$86,902

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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended December 31, 2019
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service	$—	$—	$5,416	$—	$5,416
Equipment sales	—	—	1,372	—	1,372
Equipment rentals	—	—	1,292	—	1,292
	—	—	8,080	—	8,080
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	1,718	—	1,718
Cost of equipment sales	—	—	1,646	—	1,646
Cost of equipment rentals (exclusive of depreciation below)	—	—	201	—	201
Selling, general and administrative	—	—	2,045	—	2,045
Depreciation - network and other	—	—	1,071	—	1,071
Depreciation - equipment rentals	—	—	1,011	—	1,011
Amortization	—	—	474	—	474
Other, net	—	—	(152)	—	(152)
	—	—	8,014	—	8,014
Operating income	—	—	66	—	66
Other income (expense):
Interest income	227	511	113	(834)	17
Interest expense	(227)	(513)	(683)	834	(589)
(Losses) earnings of subsidiaries	(120)	(118)	—	238	—
Other expense, net	—	—	(23)	—	(23)
	(120)	(120)	(593)	238	(595)
(Loss) income before income taxes	(120)	(120)	(527)	238	(529)
Income tax benefit	—	—	408	—	408
Net (loss) income	(120)	(120)	(119)	238	(121)
Less: Net loss attributable to noncontrolling interests	—	—	1	—	1
Net (loss) income attributable to Sprint Corporation	(120)	(120)	(118)	238	(120)
Other comprehensive (loss) income	(35)	(35)	(37)	72	(35)
Comprehensive (loss) income	$(155)	$(155)	$(156)	$310	$(156)

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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	Nine Months Ended December 31, 2019
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service	$—	$—	$16,252	$—	$16,252
Equipment sales	—	—	3,784	—	3,784
Equipment rentals	—	—	3,981	—	3,981
	—	—	24,017	—	24,017
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	5,203	—	5,203
Cost of equipment sales	—	—	4,346	—	4,346
Cost of equipment rentals (exclusive of depreciation below)	—	—	666	—	666
Selling, general and administrative	—	—	5,888	—	5,888
Depreciation - network and other	—	—	3,256	—	3,256
Depreciation - equipment rentals	—	—	3,096	—	3,096
Amortization	—	—	698	—	698
Other, net	—	—	106	—	106
	—	—	23,259	—	23,259
Operating income	—	—	758	—	758
Other income (expense):
Interest income	679	1,546	372	(2,534)	63
Interest expense	(679)	(1,585)	(2,072)	2,534	(1,802)
(Losses) earnings of subsidiaries	(505)	(464)	—	969	—
Other expense, net	—	(2)	(25)	—	(27)
	(505)	(505)	(1,725)	969	(1,766)
(Loss) income before income taxes	(505)	(505)	(967)	969	(1,008)
Income tax benefit	—	—	494	—	494
Net (loss) income	(505)	(505)	(473)	969	(514)
Less: Net loss attributable to noncontrolling interests	—	—	9	—	9
Net (loss) income attributable to Sprint Corporation	(505)	(505)	(464)	969	(505)
Other comprehensive (loss) income	(61)	(61)	(36)	97	(61)
Comprehensive (loss) income	$(566)	$(566)	$(509)	$1,066	$(575)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended December 31, 2018
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service	$—	$—	$17,201	$—	$17,201
Equipment sales	—	—	4,180	—	4,180
Equipment rentals	—	—	3,778	—	3,778
	—	—	25,159	—	25,159
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	5,019	—	5,019
Cost of equipment sales	—	—	4,521	—	4,521
Cost of equipment rentals (exclusive of depreciation below)	—	—	457	—	457
Selling, general and administrative	—	—	5,731	—	5,731
Depreciation - network and other	—	—	3,132	—	3,132
Depreciation - equipment rentals	—	—	3,454	—	3,454
Amortization	—	—	475	—	475
Other, net	—	—	298	—	298
	—	—	23,087	—	23,087
Operating income	—	—	2,072	—	2,072
Other income (expense):
Interest income	679	1,632	517	(2,699)	129
Interest expense	(679)	(1,755)	(2,199)	2,699	(1,934)
Earnings (losses) of subsidiaries	231	337	—	(568)	—
Other income, net	—	17	7	—	24
	231	231	(1,675)	(568)	(1,781)
Income (loss) before income taxes	231	231	397	(568)	291
Income tax expense	—	—	(56)	—	(56)
Net income (loss)	231	231	341	(568)	235
Less: Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
Net income (loss) attributable to Sprint Corporation	$231	$231	$337	$(568)	$231
Other comprehensive (loss) income	(20)	(20)	(10)	30	(20)
Comprehensive income (loss)	$211	$211	$331	$(538)	$215

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended December 31, 2019
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(197)	$6,962	$—	$6,765
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(3,360)	—	(3,360)
Capital expenditures - leased devices	—	—	(5,449)	—	(5,449)
Expenditures relating to FCC licenses	—	—	(24)	—	(24)
Proceeds from sales and maturities of short-term investments	—	79	—	—	79
Purchases of short-term investments	—	(74)	—	—	(74)
Change in amounts due from/due to consolidated affiliates	29	(3,560)	—	3,531	—
Proceeds from sales of assets and FCC licenses	—	—	819	—	819
Proceeds from corporate owned life insurance policies	—	5	—	—	5
Proceeds from intercompany note advance to consolidated affiliate	—	424	—	(424)	—
Other, net	—	—	(27)	—	(27)
Net cash provided by (used in) investing activities	29	(3,126)	(8,041)	3,107	(8,031)
Cash flows from financing activities:
Proceeds from debt and financings	—	—	4,731	—	4,731
Repayments of debt, financing and finance lease obligations	—	(345)	(6,843)	—	(7,188)
Debt financing costs	—	(3)	(9)	—	(12)
Proceeds from issuance of common stock, net	(29)	—	—	—	(29)
Acquisition of noncontrolling interest	—	(3)	(30)	—	(33)
Change in amounts due from/due to consolidated affiliates	—	—	3,531	(3,531)	—
Repayments of intercompany note advance from parent	—	—	(424)	424	—
Other, net	—	—	1	—	1
Net cash (used in) provided by financing activities	(29)	(351)	957	(3,107)	(2,530)
Net decrease in cash, cash equivalents and restricted cash	—	(3,674)	(122)	—	(3,796)
Cash, cash equivalents and restricted cash, beginning of period	—	6,606	457	—	7,063
Cash, cash equivalents and restricted cash, end of period	$—	$2,932	$335	$—	$3,267

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended December 31, 2018
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(408)	$7,990	$—	$7,582
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(3,814)	—	(3,814)
Capital expenditures - leased devices	—	—	(5,739)	—	(5,739)
Expenditures relating to FCC licenses	—	—	(145)	—	(145)
Proceeds from sales and maturities of short-term investments	—	6,619	—	—	6,619
Purchases of short-term investments	—	(5,152)	—	—	(5,152)
Change in amounts due from/due to consolidated affiliates	(253)	(1,285)	—	1,538	—
Proceeds from sales of assets and FCC licenses	—	—	416	—	416
Proceeds from deferred purchase price from sale of receivables	—	—	223	—	223
Proceeds from corporate owned life insurance policies	—	110	—	—	110
Proceeds from intercompany note advance to consolidated affiliate	—	424	—	(424)	—
Other, net	—	—	52	—	52
Net cash (used in) provided by investing activities	(253)	716	(9,007)	1,114	(7,430)
Cash flows from financing activities:
Proceeds from debt and financings	—	1,100	5,316	—	6,416
Repayments of debt, financing and finance lease obligations	—	(1,783)	(5,154)	—	(6,937)
Debt financing costs	(28)	(47)	(211)	—	(286)
Proceeds from issuance of common stock, net	281	—	—	—	281
Change in amounts due from/due to consolidated affiliates	—	—	1,538	(1,538)	—
Repayments of intercompany note advance from parent	—	—	(424)	424	—
Net cash provided by (used in) financing activities	253	(730)	1,065	(1,114)	(526)
Net (decrease) increase in cash, cash equivalents and restricted cash	—	(422)	48	—	(374)
Cash, cash equivalents and restricted cash, beginning of period	—	6,222	437	—	6,659
Cash, cash equivalents and restricted cash, end of period	$—	$5,800	$485	$—	$6,285

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 17.	Additional Financial Information
Cash, Cash Equivalents and Restricted Cash
The following provides the classifications of cash, cash equivalents and restricted cash in the consolidated balance sheets:

	December 31, 2019	March 31, 2019
	(in millions)
Cash and cash equivalents	$3,179	$6,982
Restricted cash in Other assets(1)	88	81
Cash, cash equivalents and restricted cash	$3,267	$7,063
_________________

(1)	Restricted cash in Other assets is required as part of our spectrum financing transactions.
Accounts Payable
Accounts payable at December 31, 2019 and March 31, 2019 include liabilities in the amounts of $74 million and $75 million, respectively, for payments issued in excess of associated bank balances but not yet presented for collection.

Note 18.	Subsequent Events
On January 24, 2020, we amended our secured revolving bank credit facility. Pursuant to the amendment, the availability of commitments under the bank credit facility will remain at $2.0 billion until the original maturity date of February 3, 2021, while the availability of approximately $1.8 billion of commitments was extended to February 3, 2022. The amendment also modifies the required ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the bank credit facility (adjusted EBITDA), so as not to exceed 3.75 to 1.0 for the fiscal quarter ended December 31, 2019 and 6.0 to 1.0 for the fiscal quarter ended March 31, 2020 and each fiscal quarter ending thereafter through expiration of the facility. In addition to amending the secured revolving bank credit facility, the Company also amended the Receivables Facility to, among other things, extend the maturity date from February 2021 to January 2022.

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
On July 26, 2019, the DOJ and five State Attorneys General filed an action in the United States District Court for the District of Columbia that would resolve their objections to the Merger Transaction. Since then, five additional states have joined the DOJ action. The Merger Transaction has received approval from 18 of the 19 state public utility commissions. The parties are awaiting further regulatory approvals and resolution of litigation filed by the Attorneys General of 13 states and the District of Columbia seeking to block the Merger Transaction. The parties to the Business Combination Agreement extended the Outside Date (as defined in the Business Combination Agreement) to November 1, 2019, or, if the Marketing Period (as defined in the Business Combination Agreement) is in effect at such time, then the Outside Date will be January 2, 2020. After November 1, 2019, Sprint and T-Mobile each have a right under the Business Combination Agreement to terminate that agreement at any time because the Merger Transaction was not completed as of that date.
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
Prepaid
Our prepaid portfolio currently includes multiple brands, each designed to appeal to specific subscriber uses and demographics. Additionally, a subsidy program is available within certain prepaid plan offerings. In our indirect channel, customers who activate service under certain prepaid plan offerings are able to purchase devices at a discount. Boost Mobile primarily serves subscribers that are looking for value without data limits. Virgin Mobile primarily serves subscribers that are looking to optimize spend but need solutions that offer control, flexibility and connectivity through various plans with high speed data options. In January 2020, we discontinued Virgin Mobile service and have started transferring existing customers to the Boost Mobile brand. Under the Assurance Wireless brand, we provide service to Lifeline eligible subscribers (for whom it seeks reimbursement from the federal Universal Service Fund) and subscribers who have lost their Lifeline eligibility and retain Assurance Wireless retail service. The Lifeline program requires applicants to meet certain eligibility requirements and existing subscribers must recertify as to those requirements annually.
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
Network
We continue to increase coverage and capacity by densifying and evolving our existing network toward 5G. Densification, which includes increasing the number of small cells and antennas, is intended to enhance coverage and capacity across the network. We are also deploying new technologies, such as Massive MIMO and carrier aggregation, which allows us to move more data at faster speeds over the same spectrum and eventually migrate customers to an all IP network, supporting both Voice over LTE and data. Additionally, our tri-band devices, including those with 5G capabilities, allows us to manage and operate our network more efficiently and at a lower cost. We have continued to see positive results from these infrastructure upgrades in key U.S. markets. While Sprint will build 5G in a number of cities throughout the country, its current 5G build plans will result in coverage that is limited to major cities and the surrounding areas rather than coverage that blankets the entire geography of the United States. Sprint’s ability to expand its 5G network footprint outside of metro areas will be limited by its financial resources, lack of scale and access to low-band spectrum. Moreover, Sprint plans to focus on creating a 5G ecosystem for smartphones and other mobile devices rather than stationary devices.
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
Overall, our densification and introduction of 5G technologies are expected to continue to enhance the customer experience by adding data capacity, increasing the wireless data speeds available to our customers, and improving network performance for both voice and data services, especially in the geographic areas where 5G will be provided. In the event the

Merger Transaction is not completed, our ability to provide a nationwide network capable of competing effectively with other competitors in the wireless industry will depend on our access to, and deployment of, adequate low-band spectrum, which we may not be able to obtain. As part of the evolution of our existing network toward 5G, we plan to modify our existing backhaul architecture to enable increased capacity to our network at a lower cost by either negotiating lower vendor pricing for existing Ethernet technology or replacing Ethernet with fiber. We expect to incur termination costs associated with Ethernet contractual commitments with third-party vendors ranging between approximately $25 million to $50 million, of which the majority are expected to be incurred by December 31, 2020.
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
If the Merger Transaction with T-Mobile is not completed, it is expected that Sprint will not be able to deploy a nationwide 5G network on the same scale and on the same timeline as the combined company. For example, Sprint’s standalone 5G network would be geographically limited to major cities and surrounding areas due to both Sprint’s limited current network footprint on which to build 5G sites and the cost of utilizing 2.5 GHz spectrum for 5G. Significant changes to the Company's network deployment and business plans could negatively impact the Company's forecast of future operating results, which could result in asset impairments in future periods.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The following table provides an overview of the consolidated results of operations.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(in millions)
Wireless segment earnings	$2,535	$3,111	$8,134	$9,705
Wireline segment earnings (loss)	12	(16)	7	(78)
Corporate, other and eliminations	1	6	3	10
Consolidated segment earnings	2,548	3,101	8,144	9,637
Depreciation - network and other	(1,071)	(1,088)	(3,256)	(3,132)
Depreciation - equipment rentals	(1,011)	(1,137)	(3,096)	(3,454)
Amortization	(474)	(145)	(698)	(475)
Other, net	74	(252)	(336)	(504)
Operating income	66	479	758	2,072
Interest expense	(589)	(664)	(1,802)	(1,934)
Other (expense) income, net	(6)	32	36	153
Income tax benefit (expense)	408	8	494	(56)
Net (loss) income	$(121)	$(145)	$(514)	$235
Depreciation Expense - Network and Other
Depreciation expense - network and other decreased $17 million, or 2%, for the three-month period ended December 31, 2019, compared to the same period in 2018. The primary driver was decreases associated with fully depreciated or retired assets. Depreciation expense - network and other increased $124 million, or 4%, for the nine-month period ended December 31, 2019, compared to the same period in 2018, primarily due to increased depreciation on new asset additions, partially offset by decreases associated with fully depreciated or retired assets.
Depreciation Expense - Equipment Rentals
Depreciation expense - equipment rentals decreased $126 million, or 11%, and $358 million, or 10%, for the three- and nine-month periods ended December 31, 2019, respectively, compared to the same periods in 2018, primarily due to favorable changes to leased device residual values. These decreases were partially offset by increased depreciation on new asset additions net of fully depreciated or retired leased devices.

Amortization Expense
Amortization expense increased $329 million, or 227%, and $223 million, or 47%, for the three- and nine-month periods ended December 31, 2019, respectively, compared to the same periods in 2018, primarily due to the acceleration of amortization expense related to the Company’s decision to discontinue its Virgin Mobile brand. This was partially offset by customer relationship intangible assets that are amortized using the sum-of-the-months'-digits method, which results in higher amortization rates in early periods that decline over time.
Other, net
The following table provides additional information regarding items included in "Other, net" for the three- and nine-month periods ended December 31, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(in millions)
Severance and exit costs	$(20)	$(30)	$(66)	$(63)
Litigation benefit (costs) and other contingencies	270	(50)	270	(50)
Loss on disposal of property, plant and equipment, net	(26)	(117)	(26)	(185)
Gains from asset dispositions and exchanges	4	12	4	12
Partial pension settlement	(57)	—	(57)	—
Merger costs	(78)	(67)	(230)	(216)
Asset impairments	(19)	—	(231)	—
Contract termination costs	—	—	—	(34)
Hurricane-related reimbursements	—	—	—	32
Total	$74	$(252)	$(336)	$(504)
Other, net represented a benefit of $74 million and an expense of $336 million for the three- and nine-month periods ended December 31, 2019, respectively. During the three- and nine-month periods ended December 31, 2019, the following items comprised Other, net:

•	severance and exit costs of $20 million and $66 million, respectively, due to access termination charges and reductions in work force;

•	favorable developments in litigation and other contingencies of $270 million primarily associated with legal recoveries for patent infringement lawsuits;

•	loss on disposal of property, plant and equipment of $26 million primarily related to network costs that are no longer recoverable as a result of changes in our network plans;

•	non-cash gain of $4 million as a result of spectrum license exchanges with another carrier;

•
partial pension settlement of $57 million, which is the result of a plan amendment to the Sprint Retirement Pension Plan (Plan) to offer certain terminated participants who had not begun receiving Plan benefits the opportunity to voluntarily elect to receive their benefits as an immediate lump sum distribution; and

•	merger-related costs of $78 million and $230 million, respectively, which were recorded in "Selling, general and administrative" in the consolidated statements of comprehensive (loss) income.
Additionally, during the three-month period ended December 31, 2019, we recognized $19 million of asset impairment charges primarily related to an inbound roaming arrangement with a third party in Puerto Rico. During the nine-month period ended December 31, 2019, we recognized $231 million of asset impairment charges primarily related to the sale and leaseback of our Overland Park, Kansas campus.
Other, net represented an expense of $252 million and $504 million for the three- and nine-month periods ended December 31, 2018, respectively. During the three- and nine-month periods ended December 31, 2018, the following items comprised Other, net:

•	severance and exit costs of $30 million and $63 million, respectively, primarily due to lease exit costs, reductions in work force and access termination charges;

•	litigation expense of $50 million related to tax matters settled with the State of New York;

•
loss on disposal of property, plant and equipment of $117 million and $185 million, respectively, primarily related to cell site construction costs and other network costs that are no longer recoverable as a result of changes in our network plans;

•	gain of $12 million from the sale of certain assets; and

•	merger-related costs of $67 million and $216 million, respectively, which were recorded in "Selling, general and administrative" in the consolidated statements of comprehensive (loss) income.
Additionally, during the three-month period ended June 30, 2018, we recognized $34 million associated with the purchase of certain leased spectrum assets, which upon termination of the related spectrum leases resulted in the accelerated recognition of the unamortized favorable lease balances. We also recorded $32 million of reimbursements during the nine-month period ended December 31, 2018 related to the hurricanes occurring in the prior fiscal year, which were recorded as "Service revenue" in net operating revenues, "Cost of services," "Selling, general and administrative," and "Other, net" in the consolidated statements of comprehensive (loss) income.
Interest Expense
Interest expense decreased $75 million, or 11%, and $132 million, or 7%, for the three- and nine-month periods ended December 31, 2019, respectively, compared to the same periods in 2018. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $36.9 billion and $37.4 billion was 6.5% and 6.6% for the three- and nine-month periods ended December 31, 2019, respectively. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $39.7 billion and $40.0 billion was 6.5% for both the three- and nine-month periods ended December 31, 2018, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.
Other (expense) income, net
Other (expense) income, net was expense of $6 million and income of $36 million for the three- and nine-month periods ended December 31, 2019, respectively. Other expense, net for the three-month period ended December 31, 2019 primarily represents equity in losses of unconsolidated investments, net of which $21 million relates to other-than-temporary impairment of an equity method investment, partially offset by interest income. Other income, net for the nine-month period ended December 31, 2019 primarily represents interest income, partially offset by equity in losses of unconsolidated investments, net of which $21 million relates to an impairment of an equity method investment. Other income, net was $32 million and $153 million for the three- and nine-month periods ended December 31, 2018, respectively. Interest income during the three- and nine-month periods ended December 31, 2018 was $39 million and $129 million, respectively. In addition, during the nine-month period ended December 31, 2018 we recognized other income of $24 million as a result of a tax-related legal settlement.
Income Taxes
Income tax benefit of $408 million and $494 million for the three- and nine-month periods ended December 31, 2019, respectively, represented a consolidated effective tax rate of 77% and 49%, respectively. During the nine-month period ended December 31, 2019, we recognized a $236 million tax benefit for federal and state valuation allowance. See Note 11. Income Taxes in Notes to the Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional information related to the reduction of our valuation allowance recorded during the period.
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
As of December 31, 2019, we maintained valuation allowance on deferred tax assets primarily related to net operating loss carryforwards net of taxable temporary differences projected to reverse in the carryforward periods. As of each reporting date, we consider new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. Provisions included in federal and state tax laws, in particular alternative cost recovery methods for fixed assets applicable in future periods, can significantly impact the timing of deductions for tax purposes that may result in projected taxable income during the net operating loss carryforward periods. This projected taxable income would be a positive source of evidence. We believe that there is a reasonable possibility that our net deferred tax liability on net taxable temporary differences will increase in future periods and may result in additional reductions of our valuation allowance. A reduction of the valuation allowance would result in the recognition of the deferred tax assets and a non-cash tax benefit for the period the reduction is recorded. The exact timing and amount of the valuation allowance reduction are subject to change depending on the results of operations and the timing of future taxable income.
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
As shown by the table above under "Consolidated Results of Operations," Wireless segment earnings represented almost all of our total consolidated segment earnings for the three- and nine-month periods ended December 31, 2019 and 2018. Within the Wireless segment, postpaid wireless services represent the most significant contributor to earnings and is driven by the number of postpaid subscribers utilizing our services, as well as average revenue per user (ARPU). The wireless industry is subject to competition to retain and acquire subscribers of wireless services. All markets in which we operate have high rates of penetration for wireless services, and we expect this competition and market penetration to continue to pressure our share of gross additions and rates of churn.
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
As of December 31, 2019, substantially all of our device leases were classified as operating leases and predominantly all of our subscribers choose to lease devices from us under the Sprint Flex program. As a result, the leased devices are classified as property, plant and equipment when leased to subscribers through Sprint's direct channels. For leases in the indirect channel, we purchase the devices at lease inception from the dealer, which are then capitalized to property, plant and equipment. Lease revenue is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value, generally over the lease term. As these devices are classified as property, plant and equipment, the cost of the device is not recorded as cost of equipment sales compared to when sold under the installment billing or traditional subsidy program but rather is recorded as depreciation expense, which results in a significant positive impact to Wireless segment earnings. Depreciation expense incurred on leased devices for the three- and nine-month periods ended December 31, 2019 and 2018, was $1.0 billion, $3.1 billion, $1.1 billion and $3.5 billion, respectively.
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
We began to experience net losses of postpaid handset subscribers in mid-2013. Since the release of our price plans associated with device financing options, results have shown improvement in trends of postpaid handset subscribers starting with the quarter ended September 30, 2015. However, we began to experience net losses of postpaid handset subscribers starting with the quarter ended September 30, 2018 through the current quarter. We continue to take initiatives to provide the best value in wireless service while continuing to enhance our network performance, coverage and capacity in order to attract and retain valuable handset subscribers. In addition, we continue to evaluate our cost model to operationalize the most effective cost structure but expect any improvements in fiscal year 2019 to be fully offset by incremental costs associated with the network and customer experience initiatives.
The following table provides an overview of the results of operations of our Wireless segment.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Wireless Segment Earnings	2019	2018	2019	2018
	(in millions)
Postpaid(1)	$4,229	$4,236	$12,646	$12,676
Prepaid	740	924	2,375	2,860
Retail service revenue	4,969	5,160	15,021	15,536
Wholesale, affiliate and other	226	289	541	868
Total service revenue	5,195	5,449	15,562	16,404
Equipment sales	1,372	1,589	3,784	4,180
Equipment rentals	1,292	1,313	3,981	3,778
Total net operating revenues	7,859	8,351	23,327	24,362
Cost of services (exclusive of depreciation and amortization)	(1,554)	(1,439)	(4,664)	(4,340)
Cost of equipment sales	(1,646)	(1,734)	(4,346)	(4,521)
Cost of equipment rentals (exclusive of depreciation)	(201)	(182)	(666)	(457)
Selling, general and administrative expense	(1,923)	(1,885)	(5,517)	(5,339)
Total net operating expenses	(5,324)	(5,240)	(15,193)	(14,657)
Wireless segment earnings	$2,535	$3,111	$8,134	$9,705
_______________

(1)	Postpaid service revenue in the nine-month period ended December 31, 2018 excludes $3 million of hurricane-related revenue reimbursements.
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
Retail service revenue decreased $191 million, or 4%, and $515 million, or 3% for the three- and nine-month periods ended December 31, 2019, respectively, compared to the same periods in 2018. The decreases were primarily due to lower prepaid service revenue driven by the continued amortization of contract balances as a result of the adoption of Topic 606, combined with lower average revenue per postpaid subscriber driven by higher data device sales which generally have a lower ARPU than handsets, an increase in service offers and other promotional activities and lower prepaid subscribers. The decreases were partially offset by an increase in average postpaid subscribers.
Wholesale, affiliate and other revenues decreased $63 million, or 22%, and $327 million, or 38% for the three- and nine-month periods ended December 31, 2019, respectively, compared to the same periods in 2018. The decreases were primarily due to lower Lifeline revenue as a result of reimbursements to federal and state governments for subsidies claimed contrary to Sprint's usage policy as well as lower claims during the periods. Additionally, the decrease in revenues was also due to the continued amortization of contract balances as a result of the adoption of Topic 606 combined with lower fees earned under an accessories arrangement with Brightstar. The decreases were partially offset by an increase in revenues associated with a reciprocal long-term lease agreement with T-Mobile. In September 2018, we signed a reciprocal long-term lease agreement with T-Mobile in which both parties have the right to use a portion of spectrum owned by the other party. Approximately 78% of our total wholesale and affiliate subscribers represent connected devices. These devices generate revenue which varies based on usage.
Average Monthly Service Revenue per Subscriber and Subscriber Trends
The table below summarizes average number of retail subscribers. Additional information about the number of subscribers, net additions (losses) to subscribers, and average rates of monthly postpaid and prepaid subscriber churn for each quarter since the quarter ended June 30, 2018 may be found in the tables below.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(subscribers in thousands)
Average postpaid subscribers	33,544	32,361	33,222	32,218
Average prepaid subscribers	8,327	8,918	8,532	8,976
Average retail subscribers	41,871	41,279	41,754	41,194
The table below summarizes ARPU. Additional information about ARPU for each quarter since the quarter ended June 30, 2018 may be found in the tables on the following pages.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
ARPU(1):
Postpaid	$42.02	$43.64	$42.29	$43.73
Prepaid	$29.63	$34.53	$30.93	$35.40
Average retail	$39.56	$41.67	$39.97	$41.90
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

Postpaid ARPU for the three- and nine-month periods ended December 31, 2019 decreased compared to the same periods in 2018 primarily due to lower service revenue resulting from higher data device sales, which generally have a lower ARPU than handsets, and increased promotional activities. Prepaid ARPU decreased for the three- and nine-month periods ended December 31, 2019 compared to the same periods in 2018 primarily due to lower service revenue driven by the continued amortization of contract balances as a result of the adoption of Topic 606 and from promotional activities. (See "Subscriber Results" below for more information.)

The following table shows (a) net additions (losses) of wireless subscribers, (b) our total subscribers, and (c) end of period connected device subscribers as of the end of each quarterly period beginning with the quarter ended June 30, 2018.

	June 30, 2018	Sept 30, 2018	Dec 31, 2018	March 31, 2019	June 30, 2019	Sept 30, 2019	Dec 31, 2019
Net additions (losses) (in thousands)(1)
Postpaid	123	109	309	169	134	273	494
Prepaid	3	(14)	(173)	(30)	(169)	(207)	(174)
Wholesale and affiliates	(69)	(115)	(88)	(147)	(140)	(462)	(71)
Total Wireless	57	(20)	48	(8)	(175)	(396)	249

End of period subscribers (in thousands)(1)
Postpaid(2)(3)(4)(5)	32,187	32,296	32,605	32,774	33,075	33,348	33,842
Prepaid(3)(4)	9,033	9,019	8,846	8,816	8,647	8,440	8,266
Wholesale and affiliates(2)(4)(5)(6)(7)	13,347	13,232	13,044	12,897	12,590	12,128	12,057
Total Wireless	54,567	54,547	54,495	54,487	54,312	53,916	54,165

Supplemental data - connected devices
End of period subscribers (in thousands)(2)
Retail postpaid	2,429	2,585	2,821	3,121	3,453	3,718	4,050
Wholesale and affiliates	10,963	10,838	10,563	10,384	9,968	9,585	9,419
Total	13,392	13,423	13,384	13,505	13,421	13,303	13,469
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

(6)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these subscribers access to our network through our MVNO relationships, approximately 2,545,000 subscribers at December 31, 2019 through these MVNO relationships have been inactive for at least six months, with no associated revenue during the six-month period ended December 31, 2019.

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

	June 30, 2018	Sept 30, 2018	Dec 31, 2018	March 31, 2019	June 30, 2019	Sept 30, 2019	Dec 31, 2019
Monthly subscriber churn rate(1)
Postpaid	1.63%	1.78%	1.85%	1.81%	1.74%	1.87%	1.98%
Prepaid	4.17%	4.74%	4.83%	4.37%	4.23%	4.94%	4.92%
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

The following table shows our postpaid and prepaid ARPU as of the end of each quarterly period beginning with the quarter ended June 30, 2018.

	June 30, 2018	Sept 30, 2018	Dec 31, 2018	March 31, 2019	June 30, 2019	Sept 30, 2019	Dec 31, 2019
ARPU
Postpaid	$43.55	$43.99	$43.64	$43.25	$42.57	$42.30	$42.02
Prepaid	$36.27	$35.40	$34.53	$33.67	$32.15	$30.97	$29.63

Subscriber Results
Retail Postpaid — During the three-month period ended December 31, 2019, net postpaid subscriber additions were 494,000 compared to 309,000 in the same period in 2018. Net subscriber results include tablet net additions of 107,000 during the three-month period ended December 31, 2019 compared to 32,000 in the same period in 2018 and additions in other data devices of 502,000 and 303,000 during the three-month period ended December 31, 2019 and 2018, respectively, both of which generally have a significantly lower ARPU as compared to handset subscribers. The increase in net postpaid subscriber additions in the current quarter was primarily driven by net subscriber additions of other data devices, partially offset by an increase in postpaid phone churn driven by subscribers exiting multi-line introductory promotional offers, competitive pressures and network-related churn. Marketing efforts by other wireless carriers, including device promotions, to incent subscribers to switch carriers also negatively impact churn, which has a negative effect on earnings.
The Company's non-Sprint branded postpaid offering allows prepaid customers to purchase a device under our installment billing program. This program provides prepaid customers with access to this offer under their respective brands. Qualified customers on this non-Sprint branded postpaid offering receive an extension of credit to purchase their device. The subscriber will remain classified as postpaid at the conclusion of their installment billing payments. For the quarter ended December 31, 2019, net subscriber additions and end of period subscribers under the non-Sprint branded postpaid plan offering were 108,000 and 885,000, respectively, and are included in total retail postpaid subscribers above.
Retail Prepaid — During the three-month period ended December 31, 2019, we lost 174,000 net prepaid subscribers compared to 173,000 in the same period in 2018. The net prepaid subscriber losses in the quarter was primarily due to lower gross additions as a result of exiting certain channels, combined with subscriber losses due to continued competitive pressures in the market.
Wholesale and Affiliate Subscribers — Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Of the 12.1 million subscribers included in wholesale and affiliates, approximately 78% represent connected devices. Wholesale and affiliate net subscriber losses were 71,000 during the three-month period ended December 31, 2019 compared to net losses of 88,000 during the same period in 2018, inclusive of net losses of connected devices totaling 166,000 and 175,000, respectively. The net losses in the three-month period ended December 31, 2019 were primarily attributable to a decline in connected devices, partially offset by an increase in subscribers through our postpaid and prepaid resellers.
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
Cost of services increased $115 million, or 8%, and $324 million, or 7%, for the three- and nine-month periods ended December 31, 2019, respectively, compared to the same periods in 2018, primarily due to an increase in roaming costs driven by higher data volume and higher network costs including cell site maintenance, software and costs associated with a reciprocal long-term lease agreement with T-Mobile. These increases were partially offset by lower roaming rates and declines in network labor and backhaul costs.
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
Equipment sales decreased $217 million, or 14%, and $396 million, or 9%, for the three- and nine-month periods ended December 31, 2019, respectively, compared to the same periods in 2018. The decrease in equipment sales for the three-month period ended December 31, 2019 was primarily due to a lower average sales price per postpaid device sold combined with a decline in the number of postpaid devices sold, partially offset by an increase in the number of prepaid devices sold and a higher average sales price per prepaid device sold. The decrease in equipment sales for the nine-month period ended December 31, 2019 was primarily due to a lower average sales price per postpaid device sold and a decrease in the volume of used postpaid devices sold to third parties. These decreases for the nine-month period ended were partially offset by an increase in the number of postpaid devices sold and a higher average sales price per prepaid device sold. Higher postpaid data device sales, which generally have a lower average sales price than postpaid handsets, contributed to the lower average sales price per postpaid device sold for both the three- and nine-month periods ended December 31, 2019. Cost of equipment sales decreased $88 million, or 5%, and $175 million, or 4%, for the three- and nine-month periods ended December 31, 2019, respectively, compared to the same periods in 2018. The decrease in the three-month period was primarily due to a lower average cost per postpaid device sold and a decline in the number of postpaid devices sold, partially offset by an increase in the number of prepaid devices sold and a higher average cost per prepaid device sold. The decrease in the nine-month period was primarily due to a lower average cost per postpaid device sold and a decrease in the volume of used postpaid devices sold to third parties, partially offset by a higher average cost per prepaid device sold and an increase in the number of postpaid devices sold . Higher postpaid data device sales, which generally have a lower average cost than postpaid handsets, contributed to the lower average cost per postpaid device sold for both the three- and nine-month periods ended December 31, 2019.
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
Equipment rentals decreased $21 million, or 2%, and increased $203 million, or 5%, for the three- and nine-month periods ended December 31, 2019, respectively, compared to the same periods in 2018. The decrease in the three-month period was primarily due to a decline in the number of devices leased. The increase in the nine-month period was primarily due to higher revenue from the leasing program and the mix of devices leased. Cost of equipment rentals increased $19 million, or 10%, and $209 million, or 46% for the three- and nine-month periods ended December 31, 2019, respectively, compared to the same periods in 2018, primarily due to an increase in loss on disposal of property, plant and equipment, net of recoveries associated with non-returned leased devices.

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
Sales and marketing expenses increased $3 million, and $11 million, or relatively flat, for the three- and nine-month periods ended December 31, 2019, respectively, compared to the same periods in 2018. The increases were primarily due to higher commission expenses and marketing spend, partially offset by lower retail labor expenses combined with a decrease in payments to OEMs for direct source handsets as a result of lower volume of device sales.
General and administrative expenses increased $35 million, or 5%, and $167 million, or 8% for the three- and nine-month periods ended December 31, 2019, respectively, compared to the same periods in 2018. The increases were primarily due to higher bad debt and customer care expenses, partially offset by a decline in other general and administrative expenses.
Bad debt expense increased $56 million, or 50%, and $156 million, or 56% for the three- and nine-month periods ended December 31, 2019, respectively, compared to the same periods in 2018. The increases were primarily due to higher installment billing reserves as a result of an increase in subscribers entering into installment billing contracts and an increase in service revenue bad debt. We reassess our allowance for doubtful accounts quarterly.

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

The following table provides an overview of the results of operations of our Wireline segment.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Wireline Segment Earnings (Loss)	2019	2018	2019	2018
	(in millions)
Total net service revenues	$296	$316	$903	$982
Cost of services	(238)	(280)	(756)	(886)
Selling, general and administrative expense	(46)	(52)	(140)	(174)
Total net operating expenses	(284)	(332)	(896)	(1,060)
Wireline segment earnings (loss)	$12	$(16)	$7	$(78)
Service Revenues
Service revenues for the three- and nine-month periods ended December 31, 2019 decreased $20 million, or 6%, and $79 million, or 8%, respectively, compared to the same periods in 2018. The decrease was driven by fewer customers using IP-based data services as we continue to migrate customers from TDM to Ethernet-based data services.
Costs of Services
Costs of services include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of customer premise equipment. Costs of services decreased $42 million, or 15%, and $130 million, or 15%, in the three- and nine-month periods ended December 31, 2019, respectively, compared to the same periods in 2018. The decrease was primarily due to lower access expense as the result of our TDM migration efforts.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $6 million, or 12%, and $34 million, or 20%, in the three- and nine-month periods ended December 31, 2019, respectively, compared to the same periods in 2018. The decrease was primarily due to lower shared administrative and employee-related costs required to support the Wireline segment as a result of the decline in revenue. Total selling, general and administrative expense as a percentage of net service revenues was 16% and 16% for the three- and nine-month periods ended December 31, 2019, as compared to 16% and 18% for the three- and nine-month periods ended December 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Nine Months Ended
	December 31,
	2019	2018
	(in millions)
Net cash provided by operating activities	$6,765	$7,582
Net cash used in investing activities	$(8,031)	$(7,430)
Net cash used in financing activities	$(2,530)	$(526)
Operating Activities
Net cash provided by operating activities of $6.8 billion for the nine-month period ended December 31, 2019 decreased $817 million from the same period in 2018. The change was primarily due to decreased cash received from customers of $1.7 billion, partially offset by a reduction in vendor- and labor-related payments of $768 million.
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

Investing Activities
Net cash used in investing activities for the nine-month period ended December 31, 2019 increased $601 million compared to the same period in 2018 primarily due to decreased proceeds from the sale of short-term investments of $6.5 billion, partially offset by decreased purchases of short-term investments of $5.1 billion. This net change in short-term investments was partially offset by increased proceeds from the sale of assets of $403 million and a decrease in network and other capital expenditures of $454 million.
Net cash used in investing activities for the nine-month period ended December 31, 2018 increased $5.8 billion compared to the same period in 2017, primarily due to decreased net proceeds from short-term investments of $3.8 billion, increased network and other capital expenditures of $1.3 billion due to 5G network expenditures and increased leased device purchases of $206 million. In addition, we had a decrease of $686 million due to an amendment to our Receivables Facility in February 2017. All cash collected on the underlying receivables generated after the amendment is reflected in operating activities, as described below in Accounts Receivable Facility. These activities were partially offset by $110 million borrowed against the cash surrender value of corporate owned life insurance policies.
Financing Activities
Net cash used in financing activities of $2.5 billion for the nine-month period ended December 31, 2019 increased $2.0 billion compared to the same period in 2018 primarily due to an increase in repayments of debt, financing and finance lease obligations. Total principal repayments include $1.7 billion, $3.8 billion, $300 million, $199 million, $656 million and $252 million for the Sprint Capital Corporation 6.900% Senior Notes due 2019, Receivables Facility, Export Development Canada (EDC) facility, PRWireless term loan, the 2016 spectrum financing transaction and the secured equipment credit facilities, respectively. These payments were partially offset by Receivables Facility borrowings of $4.6 billion.
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
Working Capital
We had negative working capital of $3.0 billion and working capital of $776 million as of December 31, 2019 and March 31, 2019, respectively. The change in working capital was primarily due to a decline in cash and cash equivalents driven by the increase in repayments of debt, financing and finance lease obligations as described above. The remaining balance was due to changes to other working capital items.
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
Accounts Receivable Facility
Our Receivables Facility provides us the opportunity to sell certain wireless service receivables, installment receivables, and future amounts due from customers who lease certain devices from us to unaffiliated third parties (the Purchasers). The maximum funding limit under the Receivables Facility is $4.5 billion. In February 2017, the Receivables Facility was amended and Sprint regained effective control over the receivables transferred to the Purchasers by obtaining the right, under certain circumstances, to repurchase them. Subsequent to the February 2017 amendment, all proceeds received from the Purchasers in exchange for the transfer of our wireless service and installment receivables are recorded as borrowings. Repayments and borrowings under the Receivables Facility are reported as financing activities in the consolidated statements of cash flows. All cash collected on repurchased receivables subsequent to the February 2017 amendment was recognized in investing activities in the consolidated statements of cash flows. In June 2018, the Receivables Facility was amended to, among other things, extend the maturity date to June 2020, increase the maximum funding limit by $200 million, reduce financing costs and add month-to-month lease receivables as eligible receivables for leases that extend past their original lease term. In June 2019, the Receivables Facility was further amended to extend the maturity date to

February 2021. While we have the right to decide how much cash to receive from each sale, the maximum amount of cash available to us varies based on a number of factors and, as of December 31, 2019, represents approximately 51% of the total amount of the eligible receivables sold to the Purchasers. As of December 31, 2019, the total amount outstanding under our Receivables Facility was $3.3 billion and the total amount available to be drawn was $95 million. During the nine-month period ended December 31, 2019, we drew $4.6 billion and repaid $3.8 billion to the Purchasers, which were reflected as financing activities in the consolidated statements of cash flows. Sprint contributes certain wireless service, installment and future lease receivables, as well as the associated leased devices, to Sprint's wholly-owned consolidated bankruptcy-remote special purpose entities (SPEs). At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, installment and future lease receivables to the Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life. As of December 31, 2019, wireless service, installment and lease receivables contributed to the SPEs and included in "Accounts and notes receivable, net" in the consolidated balance sheets were $2.7 billion and the long-term portion of installment receivables included in "Other assets" in the consolidated balance sheets was $280 million. As of December 31, 2019, the net book value of devices contributed to the SPEs was $6.7 billion.
On January 24, 2020, the Company amended the Receivables Facility to, among other things, extend the maturity date from February 2021 to January 2022.
Spectrum Financings
In October 2016, certain subsidiaries of Sprint Communications, which were not "Restricted Subsidiaries" under Sprint Capital Corporation's indentures, transferred certain directly held and third-party leased spectrum licenses (collectively, Spectrum Portfolio) to wholly-owned bankruptcy-remote special purpose entities (collectively, Spectrum Financing SPEs). The Spectrum Portfolio, which represented approximately 14% of Sprint's total spectrum holdings on a MHz-pops basis, was used as collateral to raise an initial $3.5 billion in senior secured notes (2016 Spectrum-Backed Notes) bearing interest at 3.36% per annum under a $7.0 billion securitization program. The 2016 Spectrum-Backed Notes are repayable over a five-year term, with interest-only payments over the first four quarters and amortizing quarterly principal payments thereafter commencing December 2017 through September 2021. During the nine-month period ended December 31, 2019, we made scheduled principal repayments of $656 million, resulting in a total principal amount outstanding related to the 2016 Spectrum-Backed Notes of $1.5 billion as of December 31, 2019, of which $875 million was classified as "Current portion of long-term debt, financing and finance lease obligations" in the consolidated balance sheets.
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
Credit Facilities
Secured Term Loan and Revolving Bank Credit Facility
On February 3, 2017, we entered into a $6.0 billion credit agreement, consisting of a $4.0 billion, seven-year secured term loan (Initial Term Loan) that matures in February 2024 and a $2.0 billion secured revolving bank credit facility that expires in February 2021. The bank credit facility requires a ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the bank credit facility (adjusted EBITDA), not to exceed 3.75 to 1.0 through the fiscal quarter ending December 31, 2019. The Leverage Ratio must not exceed 3.5 to 1.0 for the fiscal quarter ended March 31, 2020 and each fiscal quarter ending thereafter through expiration of the facility. The Initial Term Loan has an interest rate equal to LIBOR plus 250 basis points and the secured revolving bank credit facility has an interest rate equal to LIBOR plus a spread that varies depending on the Leverage Ratio. During the nine-month period ended December 31, 2019, we made principal repayments on the Initial Term Loan totaling $30 million resulting in a total principal amount outstanding for the Initial Term Loan of $3.9 billion as of December 31, 2019.
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
On January 24, 2020, we amended our secured revolving bank credit facility. Pursuant to the amendment, the availability of commitments under the bank credit facility will remain at $2.0 billion until the original maturity date of February 3, 2021, while the availability of approximately $1.8 billion of commitments was extended to February 3, 2022. The amendment also modifies the required ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the bank credit facility (adjusted EBITDA), so as not to exceed 3.75 to 1.0 for the fiscal quarter ended December 31, 2019 and 6.0 to 1.0 for the fiscal quarter ended March 31, 2020 and each fiscal quarter ending thereafter through expiration of the facility.
PRWireless Term Loan
During the three-month period ended December 31, 2017, Sprint and PRWireless PR, Inc. completed a transaction to combine their operations in Puerto Rico and the U.S. Virgin Islands into a new joint venture. Prior to the formation of the new entity, PRWireless PR, Inc. had incurred debt under a secured term loan, which became debt of the new entity upon the transaction close. On November 1, 2019, the Company prepaid the total principal amount outstanding of $199 million under the PRWireless term loan previously due in June 2020.
Export Development Canada Agreement
On September 16, 2019, the Company prepaid the total principal amount outstanding under the EDC facility of $300 million previously due in December 2019.
Secured equipment credit facilities
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provided for the ability to finance network equipment-related purchases from Nokia Solutions and Networks US LLC, USA. During the nine-month period ended December 31, 2019, we made principal repayments totaling $54 million on the facility resulting in a total principal amount of $38 million outstanding as of December 31, 2019.
K-sure
The K-sure secured equipment credit facility provides for the ability to finance network equipment-related purchases from Samsung Telecommunications America, LLC. During the nine-month period ended December 31, 2019, we drew $96 million and made principal repayments totaling $159 million on the facility resulting in a total principal amount of $387 million outstanding as of December 31, 2019.

Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provided for the ability to finance network equipment-related purchases from Alcatel-Lucent USA Inc. During the nine-month period ended December 31, 2019, we made principal repayments totaling $39 million on the facility resulting in a total principal amount of $80 million outstanding as of December 31, 2019.
Borrowings under the Finnvera, K-sure and D/D secured equipment credit facilities are each secured by liens on the respective network equipment purchased pursuant to each facility's credit agreement. In addition, repayments of outstanding amounts borrowed under the secured equipment credit facilities cannot be redrawn. Each of these facilities is fully and unconditionally guaranteed by both Sprint Communications and Sprint Corporation. As of December 31, 2019, the K-sure facility, the Finnvera and D/D facilities had no available borrowing capacity.
As of December 31, 2019, our Leverage Ratio, as defined by our secured revolving bank credit facility was 3.2 to 1.0. Because our Leverage Ratio exceeded 2.5 to 1.0 at period end, we were restricted from paying cash dividends.
Liquidity and Capital Resources
As of December 31, 2019, our liquidity, including cash and cash equivalents, short-term investments, available borrowing capacity under our secured revolving bank credit facility and availability under our Receivables Facility was $5.2 billion. Our cash, cash equivalents and short-term investments totaled $3.2 billion as of December 31, 2019 compared to $7.0 billion as of March 31, 2019. As of December 31, 2019, we had availability of $1.9 billion under the secured revolving bank credit facility. Amounts available under our Receivables Facility as of December 31, 2019 totaled $95 million.
As of December 31, 2019, we offered two device financing programs that allow subscribers to forgo traditional service contracts and pay less upfront for devices in exchange for lower monthly service fees, early upgrade options, or both. While a majority of the revenue associated with the installment billing program is recognized at the time of sale along with the related cost of equipment sales, lease revenue associated with our leasing program is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value generally over the lease term, which creates a positive impact to Wireless segment earnings. If the mix of leased devices continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase. The leasing and installment billing programs will continue to require a greater use of cash flows in the earlier part of the contracts as the subscriber will generally pay less upfront than through our traditional subsidy program because they are financing the device. The Receivables Facility was established to help mitigate the use of cash from purchasing devices from OEMs to fulfill our leasing and installment billing programs.
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

•	scheduled principal payments on debt, credit facilities and financing obligations, including $28.6 billion coming due over the next five fiscal years;

•	cash needs related to our device financing programs;

•	availability under the Receivables Facility, which terminates in January 2022;

•	availability of our secured revolving bank credit facility, which expires in February 2022;

•	raising additional funds from external sources;

•	the expected use of cash and cash equivalents in the near-term;

•	any additional contributions we may make to our pension plan;

•	estimated residual values of devices related to our device leasing program; and

•	other future contractual obligations and general corporate expenditures.
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

FUTURE CONTRACTUAL OBLIGATIONS
With the adoption of Topic 842 on April 1, 2019, Sprint elected the hindsight practical expedient in determining the lease term. Upon adoption of the standard, our expected lease term for our cell sites was shortened to the initial non-cancelable term only. Historically, we included renewal assumptions in our lease term if the non-cancelable term was less than ten years and the corresponding payments were reflected in our future contractual obligations. This change resulted in a decrease to future contractual obligations of approximately $1.6 billion. There have been no other significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2019. Below is a graph depicting our future principal maturities of debt as of December 31, 2019.
* This table excludes (i) our secured revolving bank credit facility, which was amended in January 2020, will expire in February 2022 and has no outstanding balance, (ii) $116 million in letters of credit outstanding under the secured revolving bank credit facility, (iii) $349 million of finance leases and other obligations, and (iv) net premiums and debt financing costs.

OFF-BALANCE SHEET FINANCING
As of December 31, 2019, we did not participate in, or secure, financings for any unconsolidated special purpose entities.

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

•
adverse effects on the market price of our common stock or on our or T-Mobile’s operating results because of a failure to complete the Merger Transaction in the anticipated timeframe or at all as well as adverse effects on the market price of our common stock in the event of a modification of the Exchange Ratio;

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
In connection with the preparation of this Quarterly Report on Form 10-Q as of December 31, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness described below, the Company's design and operation of the disclosure controls and procedures were ineffective as of December 31, 2019 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
A material weakness in internal control over financial reporting was discovered related to an issue with the functionality that determined qualifying subscriber usage under the Lifeline program. The material weakness is the result of deficiencies in the operating effectiveness of the controls over testing changes to this functionality that determines qualifying subscriber usage and the validation of the ongoing qualifying subscriber usage under the Lifeline program. The Company provides service to eligible Lifeline subscribers under the Assurance Wireless brand for whom it seeks reimbursement from the Universal Service Fund. In 2016, the FCC enacted changes to the Lifeline program, which required Sprint to update how it determined qualifying subscriber usage. An inadvertent coding issue in the system used to identify qualifying subscriber usage occurred in July 2017 while the system was being updated to address the required changes. Sprint claimed monthly subsidies for serving Lifeline subscribers that may not have met Sprint’s usage requirements under the Lifeline program. The estimated reimbursements to federal and state governments for subsidies claimed contrary to Sprint’s usage policy reduced "Service revenue," increased "Selling, general and administrative expense" and increased our "Net loss attributable to Sprint Corporation" in the consolidated statements of comprehensive (loss) income for the nine-month period ended December 31, 2019. While Sprint supports our Lifeline subscribers through our Assurance Wireless prepaid brand, beginning in April 2017 we excluded the Lifeline subscribers from our reported prepaid subscriber base due to regulatory changes resulting in tighter program restrictions.
We investigated and proactively raised the identified issue with the FCC and the appropriate state regulators. We corrected the functionality and assessed the impact of identified changes. Management, with oversight of the Audit Committee, has been actively engaged in developing remediation plans to address the material weakness noted above. As part of the remediation plans, the Company is assessing the change management policies and controls and designing and implementing additional processes and controls for validating ongoing subscriber qualifications under the Lifeline program. Subsequent testing of the operational effectiveness of the modified systems and validation controls will be necessary to conclude that the material weakness has been fully remediated. We are committed to reimbursing federal and state governments for any subsidy payments that were collected incorrectly as a result of the system issue as well as successfully implementing the remediation plans.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. Other than the material weakness noted above, there have been no changes in our internal control over financial reporting that occurred during the three-month period ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Notwithstanding the material weakness described above, management has concluded that our consolidated financial statements included in this Quarterly Report on Form 10-Q for the three- and nine-month periods ended December 31, 2019 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented and that these financial statements may be relied upon.

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
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us or our subsidiaries. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. Except as otherwise noted, during the nine-month period ended December 31, 2019, there were no material developments in the status of these legal proceedings.

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
Failure to complete the Merger Transaction, or a delay in completing the Merger Transaction, could negatively impact our stock price and the future business, assets, liabilities, prospects, outlook, financial condition and results of operations of us or the combined company.
After November 1, 2019, Sprint and T-Mobile each have a right under the Business Combination Agreement to terminate that agreement at any time because the Merger Transaction was not completed as of that date. If the Merger Transaction is not completed or is substantially delayed, our common stock price and future business and financial results likely will be negatively affected, or our employees, suppliers, vendors, distributors, retailers, dealers or customers could lose focus on our business, cease doing business with us, or curtail their activities with us. If the Business Combination Agreement is terminated, it could have an adverse effect on our business, financial condition, operating results and stock price.
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
Improvements in our service depend on many factors, including our ability to predict and adapt to future changes in technologies, changes in consumer demands, changes in pricing and service offerings by our competitors and continued access to and deployment of adequate spectrum, including any leased spectrum. If we are unable to access or acquire additional spectrum to increase capacity or to deploy the services subscribers desire on a timely basis or at acceptable costs while maintaining network quality levels, our ability to attract and retain subscribers could be adversely affected, which would negatively impact our operating results. If the Merger Transaction is not completed, our ability to provide a nationwide 5G network capable of competing effectively with other competitors in the wireless industry will depend on our access to, and deployment of, adequate low-band spectrum that we do not currently have and that we may not be able to obtain in the future on a timely basis or at all given the lack of low-band spectrum available for purchase, or at acceptable costs.

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
After the merger with SoftBank, SoftBank acquired control of Sprint. During the three-month period ended December 31, 2019, SoftBank, through one of its non-U.S. subsidiaries, provided roaming services in Iran through Telecommunications Services Company (MTN Irancell), which is or may be a government-controlled entity. During such period, SoftBank had no gross revenues from such services and no net profit was generated. This subsidiary also provided telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the nine-month period ended December 31, 2019, SoftBank estimates that gross revenues and net profit generated by such services were both under $12,000. Sprint was not involved in, and did not receive any revenue from, any of these activities. These activities have been conducted in accordance with applicable laws and regulations, and they are not sanctionable under U.S. or Japanese law. Accordingly, with respect to Telecommunications Services Company (MTN Irancell), the relevant SoftBank subsidiary intends to continue such activities. With respect to services provided to accounts affiliated with the Embassy of Iran in Japan, the relevant SoftBank subsidiary is obligated under contract to continue such services.
In addition, during the nine-month period ended December 31, 2019, SoftBank, through one of its non-U.S. indirect subsidiaries, provided office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenue and net profit generated by such services were under $5,500 and $1,100, respectively. Sprint was not involved in and did not receive any revenue from any of these activities. Accordingly, the relevant SoftBank subsidiary intends to continue such activities.
Annual Meeting of Stockholders
We will hold the annual meeting of stockholders on March 31, 2020 in accordance with NYSE listing standards that require a meeting in each fiscal year, provided the meeting may be delayed or canceled based on the status of closing the Merger Transaction.

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

(4) Instruments Defining the Rights of Security Holders, including Indentures

4.1
Fifteenth Supplemental Indenture, dated as of December 6, 2019, by and among Sprint Communications, Inc, PRWireless PR, LLC, PRWireless Holdco, LLC, Sprint PR LLC, Sprint PR Spectrum LLC, and The Bank of New York Mellon Trust Company.
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
Date: January 27, 2020